Form 10QSB
period 2004-10-31
PELOTON RESOURCES INC
filed 2005-01-05
CIK 1281922

===========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No.: 333-113118

PELOTON RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0430762
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1504 - 1189 Howe Street
Vancouver, British Columbia
Canada V6Z 2X9
(Address of principal executive offices)

(604) 781-0221
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

===========================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Peloton Resources Inc.
(An Exploration Stage Company)

Peloton Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	October 31,	January 31,
	2004	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	88	50

Total Assets	88	50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	1,300	-
Accrued liabilities	1,750	-
Due to related parties (Note 4)	18,767	15,037

Total Liabilities	21,817	15,037

Contingencies (Note 1)
Commitment (Note 5)

Stockholders' Deficit

Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued: 5,000,000 shares	50	50

Donated Capital	6,600	1,200

Deficit Accumulated During the Exploration Stage	(28,379)	(16,237)

Total Stockholders' Deficit	(21,729)	(14,987)

Total Liabilities and Stockholders' Deficit	88	50

Peloton Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Period from			Period from
	December 11, 2003	Three Months	Nine Months	December 11, 2003
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to October 31,	October 31,	October 31,	to January 31,
	2004	2004	2004	2004
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(audited)

Revenue	-	-	-	-

Expenses

General and administrative	467	19	342	125
Management services (Note 4)	5,500	1,500	4,500	1,000
Mineral property costs	1,912	-	-	1,912
Professional fees	19,400	1,750	6,400	13,000
Rent (Note 4)	1,100	300	900	200

Total Expenses	28,379	3,569	12,142	16,237

Net Loss for the Period	(28,379)	(3,569)	(12,142)	(16,237)

Net Loss Per Share - Basic and Diluted		-	-	-

Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000

Peloton Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

		Period from
	Nine Months	December 11, 2003
	Ended	(Date of Inception)
	October 31,	to January 31,
	2004	2004
	$	$
	(unaudited)	(audited)

Cash Flows From (To) Operating Activities

Net loss for the period	(12,142)	(16,237)

Adjustment to reconcile net loss to net cash used in operating activities

Donated management services and rent	5,400	1,200

Changes in operating assets and liabilities

Accounts payable	1,300	-
Accrued liabilities	1,750	-
Due to related parties	3,730	15,037

Net Cash Provided by Operating Activities	38	-

Net Cash Used by Investing Activities	-	-

Cash Flows from Financing Activities

Proceeds from issuance of common stock	-	50

Net Cash Provided by Financing Activities	-	50

Net Increase in Cash	38	50

Cash - Beginning of Period	50	-

Cash - End of Period	88	50

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on December 11, 2003. In December 2003, the Company purchased six mineral claims situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company=s principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. At October 31, 2004 the Company had a working capital deficit of $21,729, which includes $18,767 owing to the President of the Company. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company=s ability to continue as a going concern.

The President of the Company has agreed to continue to pay expenses and/or advance funds as the Company requires until the Company can raise funds pursuant to an SB-2 Registration Statement filed with the United States Securities and Exchange Commission. The SB-2 Registration Statement was declared effective on December 7, 2004. The Company intends to raise a minimum of $100,000 and a maximum of $200,000 through the sale of 1,000,000 shares minimum and 2,000,000 shares maximum at $0.10 per share.

2.	Summary of Significant Accounting Policies
	a)	Year End
The Company=s year-end is January 31.

	b)	Basis of Accounting
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	d)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, AForeign Currency Translation@. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

	f)	Mineral Property Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	h)	Financial Instruments
The carrying value of cash, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

	i)	Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $88 on October 31, 2004. At October 31, 2004 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

	j)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	k)	Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Interim Financial Statements

These interim unaudited financial statements for the period ended October 31, 2004 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Mineral Properties

In December 2003, the Company's President acquired 100% of the rights, title and interest in six mining claims representing six units in the Greenwood Mining Division in the Province of British Columbia, Canada. Payment of $1,912 was required to record these mining claims and paid by the President of the Company on behalf of the Company. The President of the Company will transfer title to a subsidiary corporation to be formed by the Company if mineral material is discovered on the mining claim. British Columbia mining claims can only be held by British Columbia residents (individuals or corporations).

4.	Related Party Transactions/Balances

	a)	An amount of $18,767 is due to the President of the Company for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.
b)

The President of the Company provides management services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the nine month period ended October 31, 2004, donated management services of $2,250 and donated rent of $900 were recorded.

c)

The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the nine month period ended October 31, 2004, donated management services of $2,250 was recorded.

5.	Commitment

The Company is obligated to pay $10,000 in legal fees once the SB-2 Registration Statement has been declared effective. The Company's SB-2 Registration Statement was declared effective on December 7, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Peloton Resources. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our Form SB-2 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located 180 miles east of Vancouver, near Beaverdell on the West Kettle River. The property is in the Greenwood Mining Division. Beaverdell lies eight miles to the north, on Highway 33; Kelowna and the junction with Highway 97 lies 50 miles to the north, while Rock Creek and the junction of Highways 3 and 33 is 27 miles to the south. A secondary gravel road and ATV trails provide access to most parts of the property. No improvements are required for exploration activities.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once the public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Lloyd Brewer and a physical examination of the property by Mr. Stetsenko, our president and director. The cost of staking the claim was included in the $1,912 paid to Mr. Brewer. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Stetsenko, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Stetsenko will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date hereof. We will only make the selections in the event we raise the minimum amount in our public offering.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our public offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from this offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our Form SB-2 registration statement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Stetsenko has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Stetsenko has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We will conduct our exploration activities on one property containing six claims. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As October 31, 2004, we have yet to begin operations and therefore we have yet to generate any revenues.

Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

As of October 31, 2004, we have yet to begin operations and therefore have not generated any revenues.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) offering in December 2003. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Sergei Stetsenko covered our initial expenses of $16,855 for incorporation, accounting and legal fees and $1,912 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Stetsenko is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Stetsenko is oral and there is no written document evidencing the agreement.

As of October 31, 2004, our total assets were $88 and our total liabilities were $21,817 for a working capital deficit of $21,729.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Sergei Stetsenko, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 7, 2004, our public offering was declared effective by the SEC (SEC file no. 333-113118). We are attempting to raise a minimum of $100,000 and a maximum of $200,000 by selling shares of our common stock at $0.10 per share. There is no underwriter involved with our public offering. As of the date of this report we have not sold any shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended October 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of January, 2005.

PELOTON RESOURCES INC.
(Registrant)

BY:	/s/ Sergei Stetsenko
Sergei Stetsenko, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors.

BY:	/s/ Maryna Bilynska
Maryna Bilynska, Secretary and a member of the Board of Directors.