Form 10KSB
period 2005-01-31
PELOTON RESOURCES INC
filed 2005-05-16
CIK 1281922

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-113118

PELOTON RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0430762 (IRS Employer Identification No.)

1189 Howe Street
Suite 1504
Vancouver, British Columbia
Canada V6Z ZX4
(Address of principal executive offices, including zip code.)

(604) 781-0221
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [    ]

==================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year January 31, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2005: 6,611,790.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on December 11, 2003. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 1189 Howe Street, Suite 1504, Vancouver, British Columbia, Canada. This is our mailing address as well. Our telephone number is (604) 781-0221. Ms.Bilynska supplies this office space on a rent-free basis.

Background

In December 2003, Sergei Stetsenko, our president and a member of the board of directors acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through Lloyd Brewer, a non affiliated third party. Mr. Brewer is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Stetsenko paid Mr. Brewer $1,912 to stake the claims. The claims were recorded in Mr. Stetsenko's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 19, 2004, Mr. Stetsenko has executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Stetsenko transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Stetsenko has not provided us with a signed or executed bill of sale in our favor. Mr. Stetsenko will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Stetsenko will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Stetsenko transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Stetsenko will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

Our claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration

407536	Colby #1 Mining Claim.	December 6, 2003	January 6, 2008
407537	Colby #2 Mining Claim.	December 6, 2003	January 6, 2008
407538	Colby #3 Mining Claim.	December 6, 2003	January 6, 2008
407539	Colby #4 Mining Claim	December 6, 2003	January 6, 2008
407540	Colby #5 Mining Claim	December 6, 2003	January 6, 2008
407541	Colby #6 Mining Claim	December 6, 2003	January 6, 2008

In order to maintain these claims we must pay a fee of CDN$100 per year per claim.

Location and Access

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

MAP

119° 00'00"
49 15'00"
COLBY CREEK
GOLD PROJECT
JKg
Ema
mJg
Ec
Eyl
CPas
Esb
Ey
Solco L
Big Goat Ck
Little Goat Ck
Dominion Ck
Boyer Ck
Taurus L
Taurus Ck
Hay Ck
Kelly
KETTLE
Nelse Creek
Boomerang Creek
Wildhorse Ck
McIntyre Ck
Ripperto Ck
East Creek
Conkle L
FOREST
Wapiti Ck
Stanhope
Baldy Mountain
Ed James

Ema	Marron Group (Eocene)	Undifferentiated andesite, dacite and trachyte
Ec	Coryell Syenite (Eocene)	alkalic to calc-alkalic, high level, pink and buff syenite and quartz monzonite and trachytic pink feldspar porphyry dykes
JKg	Okanagan Batholith (Cretaceous and/or Jurassic)	massive, light grey weathering, medium - to coase-grained, equigranular to porphyritic, unfoliated to weakly foliated, fresh biotite granodiorite and granite
mJg	Nelson Plutonics Rocks (Middle Jurassic)	massive, generally moderately foliated, medium grey weathering, medium - to coarse-grained, equigranular
CPas	Anarchist Group (Carboniferous or Older)	dark grey weathering, recessive, amphibolite, greenstone, quartz-chlorite schist, quartz-biotite scist, minor serpentinized peridotite

0 3000m 6000m

Scale 1:125,000

PELOTON RESOURCES INC.

PROJECT: *COLBY CREEK GOLD PROJECT*

REGIONAL GEOLOGY

Greenwood M.D.
N.T.S. 82E/06E

DATE: Dec. 2003

REF. NO.: Colby 01 03

DRAWING NO.: FIGURE 3

GeoGraphix

Physiography

The property is situated within the Monashee Mountains of the Southern Interior Physiographic Region. Elevations within the claims range from 2,500 feet along the Kelly River valley in the northeastern corner of the claims to 4,000 feet at the southwestern area of the claims.

Slopes within the claim area are moderate throughout the property. Vegetation consists mainly of fir; larch and pine, much of it mature second growth. Some of the area has been recently logged or burned over. There is relatively little underbrush, and there are sections of open grassy lands. Soil cover is extensive, but not generally too deep. Rock outcrop exposures make up about 15% of the surface.

The local climate features warm summers and cool winters. The West Kettle Valley is fairly dry in the summers, although not as dry as the Okanagan valley to the west. Average yearly precipitation is 20 inches. A snow pack of 3-5 feet begins to accumulate in November and lingers in places into May. When roads are impassible, we are unable to conduct exploration operations on the property.

Property Geology

The area is within the Omineca Crystallnie Belt; a northwest trending belt dominated by plutonic and high-grade metamorphic rocks. Rock units present in the immediate area of the project include:

Plutonic rocks make up over 85% of the exposed rocks on the property. The occurrences of quarzites and other metasediments primarily occupy a zone trending northeasterly through the central portion of the claims.

It is suggested that the quartzites represent rocks of the older Anarchist group that have been intruded by younger plutonic rocks, and that the resultant quartz veining and accompanying mineralization is a results of these relationships. Lithologic relationships of a similar nature have been used to explain a number of occurrences of mineralization in the region.

Mineralization

The Colby Vein is a gold and silver bearing quartz vein which strikes 200 degrees to 215 degrees and has been traced from over 700 feet. It occupies a shear zone within metasediments (quartzites), which are highly fractured and faulted. Within the shear, the quartz vein, although faulted at several spots is strong and continuous. The quartz vein varies in width from one to four feet wide.

History of Previous Work

The Colby Adit is located at approximately 3,000 feet elevation above sea level, immediately east of Colby Creek on the south side of the Kelly River, eight miles south of Beaverdell.

In 1933, the Colby claim is mentioned in the BCDM-AR. The claim was owned by R. Forshaw and Associates of Greenwood. At that time there were numerous open cuts, a 15-foot adit and several shallow shafts excavated on a quartz vein varying from 14 inches to 3 2 feet wide. The vein was reportedly traced for 700 feet. The vein was said to occur in a chlorite schist.

In 1962, an order shipment from the property was made.

The main known zone of economic interest on the property is that known as the Colby Vein. It has been investigated underground for a short distance by the Colby adit. At present the adit extends 60 feet along the trace of the vein that strikes at 200 degrees to 215 degrees. The vein be traced intermittently for over 700 feet. The intervals between the vein exposures are covered by overburden.

The vein occupies a shear zone within the metasediments (quartzites), which are highly fractured and faulted. Within the shear, the quartz vein, although faulted at several sports is strong and continuous. The quartz vein varies in width from one to four feet wide. The quartz is heavily sheared in the immediate vicinity of the vein. The vein contains fissures filled with pyrite and dark-blue mineral. Gold and silver values are associated with the presence of these minerals.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Stetsenko, our president, director and shareholder. Under this oral agreement, Mr. Stetsenko has allowed us to conduct exploration activity on the property. Mr. Stetsenko holds the property in trust for us pursuant to a declaration of trust dated January 19, 2004.

Our Proposed Exploration Program

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We selected Madman Mining Co. Ltd. on February 10, 2005. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we do not have enough money to complete our exploration of the property. We have not raised enough money to complete our exploration program. If, however, our initial exploration warrants, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

We have two mineralized areas, identified to date, within the project area; 1) the Colbi Adit with its corresponding soil geochemical anomaly; and 2) a gold in soil geochemical anomaly that is located 1,200 feet to the southeast of the adit.

As the majority of the property presently covered by snow, we propose the following steps (which can cost-effectively be completed) be taken in preparation for the next portion of the Phase I exploration program:

1.	compilation of existing data set;
2.	acquisition of a detailed digital base map of the project area (1:2,500 scale or better with 1 to 2 meter position accuracy);
3.	emplacement of a flagged and slashed survey control (X-Y) grid over the entire property (plotting the location of claim posts, topographical features, sample locations, trails, etc.)
4.	prospecting and geological mapping be conducted on the, snow free, bluffs and cliffs at the time of the grid emplacement; and
5.	organization and scheduling of crew, camp and equipment for the next segment of the project.

The above detailed work is an important step. The survey control grid, together with a highly accurate project base map, will ensure that the location of the existing workings, and all information gathered in the future, will be exact. This will result in a more accurate understanding of the project and will increase the potential for success.

Field crew mobilized to the site March 2, 2005 and established base camp and scouted access routes to the target areas within the project. Exploration work continued until March 15, 2005, when the crew de-mobilized from the site after successfully emplacing 16km (10 line miles) of flagged control grid, collecting 90 auger soil samples and 14 rock samples (primarily from within the Colby Adit).

Progress during this portion of the project was slower than expected as snow conditions were less than ideal. Unseasonaly warm day-time tempertures made the snow very soft causing the crew to basically wade (even with snow-shoes) through the snow from mid-morning onwards. In addition the snow conditions allowed only limited use of the ATV used to access the site and to haul samples. Nevertheless, the crew covered the target areas with soil sampling.

The rock and soil samples have been sumbitted to Assayers Canada laboratories and analytical results are expected within the next 8-10 days.

The crew returned to the project between April 15 and 19, 2005 and completed detailed geological mapping, at a scale of 1:2500, over the main target area and the Colby Creek valley. Prospecting throughout the eastern portions of the project was also completed at this time. All geological and prospecting observations were tied into the control grid for accurate plotting and interpretation of this information.

A decision as to the next steps of explortion will be based/determined by the results of the soil and rock samples combined with the geological and prospecting information obtained.

A formal geological report detailing the above noted work is being prepared and will be completed and presented to the company shortly after all assay data is received. It is anticipated the report will be completed by the week of May 20, 2005.

Phase I Budget for the Colby Creek Gold Project
Personnel:
Project Geologist	15 days @ $275	4,125
Prospector/Field Assistant	20 days @ $250	5,000
Field Costs:		0
Field Camp and Supplies	35 man/days @ $40/m/d (including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	1,400
Field Communications	Long Distance charges Motorola 2 way field radios	100
Survey Consumables	Sample bags, survey flagging, pickets etc.	500
Transportation:		0
Truck Rental	30 days $ 50	1,500
Analytical:		0
Rock Samples	40 samples @ $20/sample (Au+32 element ICP) (budget for 10 over detection limit assays - additional $10/sample)	$1,000
Soil Samples	120 samples @ $18.80/sample (Au + 32 element ICP)	2,350

Office & Engineering:		0
Report Writing	based on results of Phase I exploration program	1,000
Drafting/Cartography	(including field base map and all final maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	2,500
Overhead & Contingency		$525
Total estimate cost of the Phase I exploration program	$20,000

On March 4, 2005, Madman Mining Co. Ltd. provided the following update as to the status of the ongoing Phase I exploration program on Colby Creek Gold Project:

The field camp has been established on the property and the exploration crew is on site and in the process of emplacing the control grid as well as prospecting, geologically mapping and sampling area of exposed rock (rock outcrop that is snow free). The high-accuracy topographical control map has been acquired and the compilation (transferring of all historic property data onto this map) is being completed.

The next step of exploration will include detailed geological mapping (~1:2500), geochemical soil sampling and rock sampling. Regardless of the snow conditions the soil sampling program can be conducted using hand augers. Madman Mining has successfully used this method on many other exploration programs and this method in no way compromised the accuracy/effectiveness of this study.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

The breakdowns were made in consultation with Mr. Brewer.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 23 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of our initial public offering. Mr. Stetsenko has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Stetsenko will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. On February 10, 2005, we hired Madman Mining Co. Ltd. as our consulting geologist.

Please consider the following risk factors before deciding to invest in our common stock. We discuss all material risks in the risk factors.

  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may have to suspend or cease operations within 12 months.

  Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

  Our plan of operation and the funds we raised from our initial public offering will be used for exploration of our property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

  Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

  The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

  We were incorporated in December 2003 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $47,681. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

  Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

  Because title to the property is held in the name of one of our officers, if he transfers the property to someone other than us, we will cease operations.

  Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Sergei Stetsenko, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

  Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

  Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

  Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

  Because Ms. Bilynska has other outside business activities, she will only be devoting 10% of her time, or four hours per week to ours to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

  Because Ms. Bilynska, one of our officers and directors has other outside business activities, she will only be devoting 10% of her time, or four hours per week. As a result, our operations may be sporadic and occur at times which are convenient to Ms. Bilynska. As a result, exploration of the property may be periodically interrupted or suspended.

  If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

  We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find others person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

  Because there is no escrow, trust or similar account, your subscription could be seized by creditors or by a trustee in bankruptcy. If that occurs you will lose your investment.

  There is no escrow, trust or similar account in which your subscription will be deposited. It will only be deposited in a separate bank account under our name. As a result, if we are sued for any reason and a judgment is rendered against us, your subscription could be seized in a garnishment proceeding. If we file a voluntary bankruptcy petition or our creditors file an involuntary bankruptcy petition, our assets will be seized by the bankruptcy trustee, including your subscription, and used to pay our creditors. If that happens, you will lose your investment.

  Because Sergei Stetsenko, one of our officers and directors owns more than 50% of the outstanding shares, he will be able to decide who will be directors and you will not be able to elect any directors or control operations.

  Mr. Stetsenko owns 5,000,000 shares and will continue to control us. Mr. Stetsenko is able to elect all of our directors and control our operations.

  Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 6,611,790 shares of common stock outstanding as of April 15, 2005, 5,000,000 shares were owned by Mr. Stetsenko and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At April 15, 2005, there were 103 holders of record.

Status of our public offering

On December 7, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-113118, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On January 19, 2005, we completed our public offering by raising $161,179. We sold 1,611,790 shares of our common stock at an offering price of $0.10 per share.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

The Company is not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.     PLAN OF OPERATIONS

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete the exploration of our property at which we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has been initiated in March, 2005. To our knowledge, the property has never been mined. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Mr. Stetsenko, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Stetsenko will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our initial public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia.

We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations:
From Inception December 11, 2003

There are two mineralized targets, identified to date, within the project area; 1)the Colbi Adit with its corresponding soil geochemical anomaly; and 2) a gold in soil geochemical anomaly that is located 1,200 feet to the southeast of the adit.

As the majority of the property presently covered by snow, we propose the following steps (which can cost-effectively be completed) be taken in preparation for the next portion of the Phase I exploration program:

1.	compilation of existing data set;
2.	acquisition of a detailed digital base map of the project area (1:2,500 scale or better with 1 to 2 meter position accuracy);
3.	emplacement of a flagged and slashed survey control (X-Y) grid over the entire property (plotting the location of claim posts, topographical features, sample locations, trails, etc.)
4.	prospecting and geological mapping be conducted on the, snow free, bluffs and cliffs at the time of the grid emplacement; and
5.	organization and scheduling of crew, camp and equipment for the next segment of the project.

The above detailed work is an important step. The survey control grid, together with a highly accurate project base map, will ensure that the location of the existing workings, and all information gathered in the future, will be exact. This will result in a more accurate understanding of the project and will increase the potential for success.

Field crew mobilized to the site March 2, 2005 and established base camp and scouted access routes to the target areas within the project. Exploration work continued until March 15, 2005, when the crew de-mobilized from the site after successfully emplacing 16km (10 line miles) of flagged control grid, collecting 90 auger soil samples and 14 rock samples (primarily from within the Colby Adit).

Progress during this portion of the project was slower than expected as snow conditions were less than ideal. Unseasonably warm day-time temperatures made the snow very soft causing the crew to basically wade (even with snow-shoes) through the snow from mid-morning onwards. In addition the snow conditions allowed only limited use of the ATV used to access the site and to haul samples. Nevertheless, the crew covered the target areas with soil sampling.

The rock and soil samples have been submitted to Assayers Canada laboratories and analytical results are expected within the next 8-10 days.

The crew returned to the project between April 15 and 19, 2005 and completed detailed geological mapping, at a scale of 1:2500, over the main target area and the Colby Creek valley. Prospecting throughout the eastern portions of the project was also completed at this time. All geological and prospecting observations were tied into the control grid for accurate plotting and interpretation of this information.

A decision as to the next steps of exploration will be based/determined by the results of the soil and rock samples combined with the geological and prospecting information obtained.

A formal geological report detailing the above noted work is being prepared and will be completed and presented to the company shortly after all assay data is received. It is anticipated the report will be completed by the week of May 20, 2005.

On March 4, 2005 Madman Mining Co. Ltd. provided the following update as to the status of the ongoing Phase I exploration program on Colby Creek Gold Project:

The field camp has been established on the property and the exploration crew is on site and in the process of emplacing the control grid as well as prospecting, geologically mapping and sampling area of exposed rock (rock outcrop that is snow free). The high-accuracy topographical control map has been acquired and the compilation (transferring of all historic property data onto this map) is being completed.

Phase I Budget for the Colby Creek Gold Project

Personnel:
Project Geologist	15 days @ $275	4,125
Prospector/Field Assistant	20 days @ $250	5,000
Field Costs:
Field Camp and Supplies	35 man/days @ $40/m/d (including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	1,400
Field Communications	Long Distance charges Motorola 2 way field radios	100
Survey Consumables	Sample bags, survey flagging, pickets etc.	500
Transportation:
Truck Rental	30 days $ 50	1,500
Analytical:		0
Rock Samples	40 samples @ $20/sample (Au+32 element ICP) (budget for 10 over detection limit assays - additional $10/sample)	$1,000
Soil Samples	120 samples @ $18.80/sample (Au + 32 element ICP)	2,350
Office & Engineering:		0
Report Writing	based on results of Phase I exploration program	1,000
Drafting/Cartography	(including field base map and all final maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	2,500
Overhead & Contingency		$525
Total estimate cost of the Phase I exploration program	$20,000

Liquidity and Capital Resources

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

We have discussed this matter with our officers and directors and Mr. Stetsenko has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Stetsenko has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

Since inception, we have issued 6,611,790 shares of our common stock and received gross proceeds of $161,229.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) offering in December 2003. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Sergei Stetsenko covered our initial expenses of $18,767 for incorporation, accounting and legal fees and $1,912 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Stetsenko is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Stetsenko is oral and there is no written document evidencing the agreement.

As of January 31, 2005, our total assets were $148,102 and our total liabilities were $36,260.

At January 31, 2005, the President, Sergei Stetsenko is owed $28,416 which is non-interest bearing, unsecured and due on demand. The amounts owing represent operating expenses and mineral property recording fees paid on our behalf. Mr. Stetsenko provides management services and office premises to us. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2005, donated management services of $3,000 and donated rent of $1,200 were recorded. Ms. Bilynska provides management services to the Company valued at $250 per month. During the year ended January 31, 2005, donated management services of $3,000 were recorded.

On December 7, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-113541, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On January 14, 2005, we completed our public offering by raising $161,179 we sold 1,611,790 shares of our common stock at an offering price of $0.10 per share.

We posted a loss of $31,444 for the year ending January 31, 2005 compared to a loss of $16,237 for the period from inception to January 31, 2004. The principal component was start-up costs and the costs related to our public offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the mineral claim. That cash must be raised from other sources.

As of the date of this annual report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2003. This was accounted for as a purchase of shares of common stock.

We issued 1,611,790 shares of common stock through our public offering declared effective on December 7, 2004 and raised $161,179. This was accounted for as a purchase of shares of common stock.

At January 31, 2005, we had working capital of $111,842 compared to a working capital deficit of $14,987 at January 31, 2004.

At January 31, 2005, our total assets of $148,102 consisted of cash.

At January 31, 2005, our total liabilities were $36,260.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Peloton Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Peloton Resources Inc. (An Exploration Stage Company) as of January 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from December 11, 2003 (Date of Inception) to January 31, 2005 and the years ended January 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peloton Resources Inc. (An Exploration Stage Company), as of January 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from December 11, 2003 (Date of Inception) to January 31, 2005 and the years ended January 31, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the early exploration stage and has no business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 27, 2005

Peloton Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31, 2005 $	(Restated - Note 6) January 31, 2004 $

ASSETS

Current Assets
Cash	148,102	50
Total Assets	148,102	50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	4,094	-
Accrued liabilities	3,750	-
Due to related party (Note 4)	28,416	15,037

Total Liabilities	36,260	15,037

Stockholders' Deficit

Common Stock
Authorized: 100,000,000 shares, par value $0.00001 Issued: 6,611,790 shares (2004 - 5,000,000 shares)	66	50
Additional Paid-in Capital	151,057	-
Donated Capital	8,400	1,200
Deficit Accumulated During the Exploration Stage	(47,681)	(16,237)

Total Stockholders' Deficit	111,842	(14,987)

Total Liabilities and Stockholders' Deficit	148,102	50

The accompanying notes are an integral part of these financial statements

Peloton Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Period from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	(Restated - Note 6) Period from December 11, 2003 (Date of Inception) to January 31,
	2005	2005	2004
	$	$	$

Revenue	-	-	-

Expenses
General and administrative	4,011	3,886	125
Management services (Note 4)	7,000	6,000	1,000
Mineral property costs	2,471	559	1,912
Professional fees	23,150	10,150	13,000
Rent (Note 4)	1,400	1,200	200
Travel (Note 4)	9,649	9,649	-

Total Expenses	47,681	31,444	16,237

Net Loss	(47,681)	(31,444)	(16,237)

Net Loss Per Share - Basic and Diluted		(0.01)	-

Weighted Average Shares Outstanding		5,053,000	5,000,000

The accompanying notes are an integral part of these financial statements

Peloton Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Period from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	(Restated - Note - 6) Period from December 11, 2003 (Date of Inception) to January 31,
	2005	2005	2004
	$	$	$

Cash Flows To Operating Activities
Net loss	(47,681)	(31,444)	(16,237)
Adjustment to reconcile net loss to net cash used in operating activities
Donated management services and rent	8,400	7,200	1,200
Changes in operating assets and liabilities
Accounts payable	4,094	4,094	-
Accrued liabilities	3,750	3,750	-
Net Cash Used in Operating Activities	(31,437)	(16,400)	(15,037)

Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities
Advances from related party	28,416	13,379	15,037
Proceeds from issuance of common stock	151,123	151,073	50
Net Cash Provided by Financing Activities	179,539	164,452	15,087

Net Increase in Cash	148,102	148,052	50

Cash - Beginning of Period	-	50	-

Cash - End of Period	148,102	148,102	50
Non-cash Investing and Financing Activities	-	-	-

Supplemental Disclosures:
Interest paid		-	-
Income taxes paid		-	-

The accompanying notes are an integral part of these financial statements

Peloton Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
Period from December 11, 2003 (Date of Inception) to January 31, 2005
(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the	(Restated -
	Common Stock		Paid in	Donated	Development	Note 6)
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - December 11, 2003 (Date of Inception)	-	-	-	-	-	-

Issuance of common stock for cash	5,000,000	50	-	-	-	50

Donated management services and rent	-	-	-	1,200	-	1,200

Net loss for the period	-	-	-	-	(16,237)	(16,237)

Balance - January 31, 2004	5,000,000	50	-	1,200	(16,237)	(14,987)

Issuance of common stock for cash	1,611,790	16	161,163	-	-	161,179

Share issuance costs	-	-	(10,106)	-	-	(10,106)

Donated management services and rent	-	-	-	7,200	-	7,200

Net loss for the year	-	-	-	-	(31,444)	(31,444)

Balance - January 31, 2005	6,611,790	66	151,057	8,400	(47,681)	111,842

The accompanying notes are an integral part of these financial statements

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Exploration Stage Company

  The Company was incorporated in the State of Nevada on December 11, 2003. In December 2003, the Company purchased six mineral claims situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

  The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $47,681 since inception. During the year, the Company sold 1,611,790 shares of common stock at a price of $0.10 per share pursuant to an SB-2 Registration Statement for proceeds of $161,179 before issue costs. There is no guarantee that the proceeds raised by the Company will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

  Summary of Significant Accounting Policies

  a)     Basis of Presentation and Fiscal Year

  These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is January 31.

  b)     Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  c)     Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  d)     Foreign Currency Translation

  The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

  e)     Mineral Property Acquisition and Exploration Costs

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

  f)     Basic and Diluted Net Income (Loss) Per Share

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

  g)     Financial Instruments

  The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

  h)     Concentration of Risk

  The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $148,102 on January 31, 2005. At January 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

 :

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  i)     Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  j)     Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  k)     Recent Accounting Pronouncements

  In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Summary of Significant Accounting Policies (continued)

  k)     Recent Accounting Pronouncements (continued)

  accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.
  Mineral Properties

  In December 2003, the Company, through its President and director, acquired 100% of the rights, title and interest in six mining claims representing six units in the Greenwood Mining Division in the Province of British Columbia, Canada. Payment of $1,912 was required to record these mining claims and paid by the President of the Company. The claims were originally purchased by the President; however, title to the claims has been conveyed to the Company via an unrecorded deed.

  Related Party Transactions/Balances

  a) An amount of $28,416 (2004 - $15,037) is due to the President of the Company for $26,404 of expenses paid on behalf of the Company, $100 for cash advances and $1,912 for mineral claims. This amount is non-interest bearing, unsecured and due on demand.

  b) The President of the Company provides management services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $100 per month. During the year ended January 31, 2005, donated management services of $3,000 and donated rent of $1,200 were recorded.

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Related Party Transactions/Balances (continued)

  c) The Secretary of the Company provides consulting services to the Company valued at $250 per month. During the year ended January 31, 2005, donated management services of $3,000 were recorded.

  d) During the ended January 31, 2005, the President of the Company incurred travel expenses of $9,649 (2004 - $Nil) on behalf of the Company.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $29,000 which commence expiring in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  The components of the net deferred tax asset at January 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2005 $	2004 $

Net Operating Loss	24,000	5,000
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	8,160	1,700
Valuation Allowance	(8,160)	(1,700)

Net Deferred Tax Asset	-	-

Peloton Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Restatement

  The Company had restated its financial statements for the period ended January 31, 2004. The nature of the restatement and the effect on net loss is as follows:

$

Net loss for the period as previously reported	(14,325)

Correction affecting net loss:
Mineral property costs expensed	(1,912)

Net loss for the period as restated	(16,237)

  There was no change to the net loss per share.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to January 31, 2005, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 5S7, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Sergei Stetsenko	33	president, principal executive officer, treasurer, principal

Maryna Bilynska	29	secretary and a member of the board of directors

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Sergei Stetsenko has been our president, principal executive officer, treasurer, principal financial officer and a member of our board of directors since inception. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team. From October 1996 to June 2001, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited. Callinan Mines is an exploration stage mining company. Callinan Mines does not file reports with the Securities and Exchange Commission. From September 1999 to September 2004, Mr. Stetsenko was secretary and a director of Camden Mines Limited located in Vancouver, British Columbia. Camden Mines Limited files reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934. Camden Mines Limited began filing reports with the SEC, pursuant to section 15(d) of the Exchange Act when its Form SB-2 registration statement was declared effective by the SEC on September 5, 2000 and on September 27, 2001 began filing reports pursuant to section 13 of the Exchange Act when it filed its Form 8-A with the SEC. Camden Mines Limited was an exploration company. Camden Mines competed a public offering of securities and has completed its exploration activities without finding mineralized material. Mr. Stetsenko sold his interest in Camden Mines to unrelated third parties and resigned as an officer and director in September 2004. From September 1999 to October 2004, Mr. Stetsenko was secretary and a director of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining Corporation files reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934. Ancona Mining Corporation began filing reports with the SEC, pursuant to section 15(d) of the Exchange Act when its Form SB-2 registration statement was declared effective by the SEC on March 30, 2001 and on September 27, 2001 began filing reports pursuant to section 13 of the Exchange Act when it filed its Form 8-A with the SEC. Ancona Mining Corporation was an exploration company. Ancona Mining Corporation competed a public offering of securities and completed its exploration program without finding any mineralized material. Mr. Stetsenko sold his interest in Ancona Mining Corporation to unrelated third parties and resigned as an officer and director in October 2004. From September 1999 to February 2002, Mr. Stetsenko was the secretary of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining Corporation was an exploration company. The mining claims in which Palal Mining intended to conduct its exploration activities were condemned by British Columbia for incorporation into its park system. Accordingly, Palal Mining Corporation never conducted any exploration activity. Palal Mining Corporation changed its name to Texen Oil & Gas, Inc. and is currently engaged in the business of oil and gas exploration, development and production. Texen Oil & Gas, Inc. files reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934. Texen Oil & Gas, Inc. began filing reports with the SEC, pursuant to section 15(d)

of the Exchange Act when its Form SB-2 registration statement was declared effective by the SEC on August 14, 2000 and on September 27, 2001 began filing reports pursuant to section 13 of the Exchange Act when it filed its Form 8-A with the SEC. Mr. Stetsenko has never devoted full time to any of the foregoing endeavors and with respect to Camden and Ancona, Mr. Stetsenko devotes approximately 10% of his time or four hours per week to each. Mr. Stetsenko is currently not a full-time employee with another entity.

Maryna Bilynska has been our secretary and a member of our board of directors since inception. Since December 2003, Ms. Bilynska has been a secretary and director of Adera Mines Limited, a Nevada exploration corporation located in Vancouver, British Columbia. Adera Mines has filed a Form SB-2 registration statement with the Securities and Exchange Commission which was declared effective as of February 7, 2005. Since November 1999, Ms. Bilynska has been the office manager of Callinan Mines Limited located in British Columbia. Callinan Mines is an exploration stage mining company. Callinan Mines does not file reports with the Securities and Exchange Commission. From June 1998 to April 1999, Ms. Bilynska was a legal secretary at the law firm of Lando & Company, Vancouver, British Columbia.

Conflicts of Interest

We believe that Ms. Bilynska will be subject to conflicts of interest. The conflicts of interest arise from Ms. Bilynska's unwillingness to devote full time to our operations. Ms. Bilynska is associated with Callinan Mines Limited and Adera Mines Limited. Since, we will not acquire any additional properties, Ms. Bilynska will not be competing with us. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Mr. Stetsenko and Ms. Bilynska resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names Executive				Compen-	SARs	Restricted	LTIP	Compen-
Officer and Principal	Year	Salary	Bonus	sation	Granted	Share	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	Units	(US$)	(US$)

Sergei Stetsenko	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Maryna Bilynska	2005	0	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

We did not paid any salaries in 2005. On two separate occasions, February 2005 and March 2005, we paid Ms. Bilynska $4,000 on each occasion. We plan on paying Ms. Bilynska $4,000 per quarter for fiscal 2006.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended January 31, 2005, accordingly, no stock options were exercised by any of the officers or directors in fiscal 2005.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have entered into an employment agreement with Ms. Bilynska whereas, we have agreed to pay her $4,000 per quarter for fiscal 2006.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership

Sergei Stetsenko	5,000,000	71.42%

Maryna Bilynska	-0-	0%

All Officers and Directors	5,000,000	71.42%
as a Group (2 persons)

[1]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Stetsenko and Ms. Bilynska are the only "promoters" of our company.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2003, we issued a total of 5,000,000 shares of restricted common stock to Sergei Stetsenko, our president and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $50.

Mr. Stetsenko also caused the property, comprised of six claims, to be staked at a cost of $1,912. The claims were staked by Lloyd Brewer for the $1,912. The terms of the transaction with Mr. Brewer were at arm's length and Mr. Brewer was not an affiliate. Mr. Stetsenko will transfer the claims to us if mineralized material is found on the claims. Mr. Stetsenko will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

Mr. Stetsenko and Ms.Bilynska are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

On December 7, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-113118, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On January 19, 2005, we completed our public offering by raising $161,179 we sold 1,611,790 shares of our common stock at an offering price of $0.10 per share.

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

None.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-113118 on February 27, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Colby #1 Mining Claim.
10.2	Colby #2 Mining Claim.
10.3	Colby #3 Mining Claim.
10.4	Colby #4 Mining Claim
10.5	Colby #5 Mining Claim

10.6	Colby #6 Mining Claim
10.7	Declaration of Trust from Sergei Stetsenko to Peloton Resources Inc.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005		$7,000	Manning Elliott, Chartered Accountants
2004	$	Nil	Manning Elliott, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$	Nil	Manning Elliott, Chartered Accountants
2004	$	Nil	Manning Elliott, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$	Nil	Manning Elliott, Chartered Accountants
2004	$	Nil	Manning Elliott, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$	Nil	Manning Elliott, Chartered Accountants
2004	$	Nil	Manning Elliott, Chartered Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2005.

PELOTON RESOURCES INC.

BY:	/s/ Sergei Stetsenko
Sergei Stetsenko, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Sergei Stetsenko Sergei Stetsenko	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.	May 12, 2005

/s/ Maryna Bilynska	Secretary and member of the Board of Directors	May 12, 2005
Maryna Bilynska