Form 10QSB
period 2005-04-30
Triangle Petroleum CORP
filed 2005-06-13
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE THREE MONTH QUARTERLY PERIOD ENDED April 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No.: 0-51321

TRIANGLE PETROLEUM CORPORATION
(formerly Peloton Resources Inc.)
(Exact name of registrant as specified in its charter)

NEVADA	98-0430762
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Sun Life Plaza
Suite 1600, 144-4th Avenue SW
Calgary, Alberta
Canada T2P 3N4
(Address of principal executive offices)

(403) 269-2129
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30, 2005 $	January 31, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	84,111	148,102

Total Assets	84,111	148,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,406	4,094
Accrued liabilities	6,750	3,750
Due to related parties (Note 4)	2,937	28,416

Total Liabilities	11,093	36,260

Stockholders’ Equity

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 46,282,530 shares	463	463

Additional Paid In Capital	150,660	150,660

Donated Capital	8,400	8,400

Deficit Accumulated During the Exploration Stage	(86,505)	(47,681)

Total Stockholders’ Equity	73,018	111,842

Total Liabilities and Stockholders’ Equity	84,111	148,102

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Period from December 11, 2003 (Date of Inception) to April 30,	Three Months Ended April 30,	Three Months Ended April 30,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	11,476	7,465	305
Management services (Note 4)	15,000	8,000	1,500
Mineral property costs	17,471	15,000	-
Professional services	26,150	3,000	2,400
Rent (Note 4)	6,759	5,359	300
Travel	9,649	-	-

Total Expenses	86,505	38,824	4,505

Net Loss for the Period	(86,505)	(38,824)	(4,505)

Net Loss Per Share - Basic and Diluted		–	–

Weighted Average Shares Outstanding		46,283,000	35,000,000

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2005	2004
	$	$

Cash Flows From (To) Operating Activities

Net loss for the period	(38,824)	(4,505)

Adjustment to reconcile net loss to net cash used in operating activities

Donated consulting services and rent	–	1,800

Changes in operating assets and liabilities

Accounts payable	(2,688)	–
Accrued liabilities	3,000	2,000
Due to related parties	(25,479)	680
Net Cash Used by Operating Activities	(63,991)	(25)
Net Cash Used by Investing Activities	–	–
Net Cash Provided by Financing Activities	–	–
Net Decrease in Cash	(63,991)	(25)
Cash - Beginning of Period	148,102	50
Cash - End of Period	84,111	25

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

1.  Exploration Stage Company

The Company was incorporated in the State of Nevada on December 11, 2003 under the name Peloton Resources Inc. In December 2003, the Company purchased six mineral claims situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Subsequent to the period, the Company abandoned its mineral property as a result of poor exploration results, and decided to change the Company’s principal business to that of acquisition, exploration and development of oil and gas resource properties. On May 10, 2005, the Company changed its name to Triangle Petroleum Corporation. Refer to Note 5.

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties, and subsequent to the period end, change its business to focus on oil and gas resource properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $86,005 since inception. During the year ended January 31, 2005, the Company sold 1,611,790 shares of common stock at a price of $0.10 per share pursuant to an SB2 Registration Statement for proceeds of $161,179 before issue costs. There is no guarantee that the proceeds raised by the Company will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.  Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is January 31.

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Foreign Currency Transactions

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”.. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

2.  Summary of Significant Accounting Policies (continued)

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

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $84,111 on April 30, 2005. At April 30, 2005, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

2.  Summary of Significant Accounting Policies (continued)

k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.  Mineral Properties

In December 2003, the Company, through its President and director, acquired 100% of the rights, title and interest in six mining claims representing six units in the Greenwood Mining Division in the Province of British Columbia, Canada. Payment of $1,912 was required to record these mining claims and paid by the President of the Company. The claims were originally purchased by the President, however, title to the claims has been conveyed to the Company via an unrecorded deed. Subsequent to the period, the Company abandoned its mineral property claims as a result of poor exploration results.

4.  Related Party Transactions

a)	An amount of $2,937 (January 31, 2005 - $28,416) is due to the former President of the Company. This amount is non-interest bearing, unsecured and due on demand.

b)
Previously, the former President of the Company provided consulting services and office premises to the Company. The services were valued at $250 per month and office premises were valued at $100 per month. No amounts were recognized for donated services or donated rent for the three month period ended April 30, 2005. During the three month period ended April 30, 2004, donated consulting services of $750 and donated rent of $300 were recorded.

c)
The Company paid the Secretary of the Company $8,000 during the three month period ended April 30, 2005 for consulting services provided. Previously, the Secretary provided consulting services to the Company valued at $250 per month. No amounts were recognized for donated services for the three month period ended April 30, 2005. During the three month period ended April 30, 2004, donated consulting services of $750 were recorded.

5.  Subsequent Events

(a)
On May 9, 2005, the Company declared a stock dividend of six shares of common stock for each one share of common stock outstanding. All share amounts stated herein have been restated to reflect the stock dividend.

(b)	On May 10, 2005, the Company changed its name to Triangle Petroleum Corporation.

(c)	On May 12, 2005, the former President of the Company returned 34,300,000 shares of common stock to the Company for cancellation.

(d)	On May 16, 2005, the Company issued 4,000,000 restricted shares of common stock to the President of the Company at a price of $0.01 per share for cash proceeds of $40,000.

(e)	On June 2, 2005, the Company issued an additional 4,000,000 shares of common stock of the Company for $40,000.

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

Plan of Operation

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated from selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.

We have been conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report.

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

Our exploration target was to find an ore body containing gold. Our success depended upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We selected Madman Mining Co. Ltd. on February 10, 2005 to be our consultant. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

We have conducted exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

We have two mineralized areas, identified to date, within the project area; 1) the Colbi Adit with its corresponding soil geochemical anomaly; and 2) a gold in soil geochemical anomaly that is located 1,200 feet to the southeast of the adit.

As the majority of the property was covered by snow, we proposed the following steps (which can cost-effectively be completed) be taken in preparation for the next portion of the Phase I exploration program:

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

As previously reported a field crew mobilized to the site on March 2nd, established base camp and scouted access routes to the target areas within the project. Exploration work continued until March 15,2005, when the crew de-mobilized from the site after successfully emplacing 16.0km (10 line miles) of flagged control grid, collecting 90 auger soil samples and 14 rock samples (primarily from within the Colby Adit).

The crew returned to the project between April 15th and 19th and completed detailed geological mapping, at a scale of 1:2,500, over the main target area and the Colby Creek valley. Prospecting throughout the eastern portions of the project was also completed at this time. All geological and prospecting observations have been plotted onto detailed project maps.

Gold values for the 90 soil samples and 14 rock samples have been received. The gold values are extremely low: only 15 of the soil samples returned values greater than 11ppb. The highest value for gold in soil is 62ppb obtained from a sample that was collected immediately down-slope from the entrance to the Adit (and therefore most likely reflecting waste material from the adit as opposed to a true geochemical soil sample). Six (6) rocks were collected from within the adit and 8 rocks were collected from various locations throughout the project (old pits), mineralized shears and the 2nd Anomaly Vein. The highest value received from rock samples is 1,120ppb Au (1.12g/t or 0.03oz/Ton) from within the Adit. The second highest values received were 200ppb from the 2nd Anomaly Vein. The balance of the rock samples returned values of 40ppb or less.

Geological mapping and geochemical sampling confirm that the Adit Vein extends for approximately 700 feet. The average width of the vein appears to approximately 12” although the vein pinches and swells at several locations. The vein is highly fractured and offset by at least 12 cross-cutting faults. The amount of offset varies from a few inches to 12 feet.

The Adit Vein produced a weak geochemical trace. Seven (7) soil samples collected adjacent to, or immediately down slope from, the adit vein returned statistically anomalous values of gold. The values of the samples were 62ppb (collected immediately down slope near waste material from the adit), 32ppb, 28ppb, 20ppb, 18ppb, 18ppb & 15ppb.

The causative source of the “2nd Anomaly” has been located and explained. A gold in soil sample geochemical anomaly, previously detected in the 1980’s is associated with a thin quartz vein that was traced for 160 feet. During the 2005 exploration program 5 soil samples located adjacent to, or immediately downslope from, the “2nd Anomaly Vein” returned slightly anomalous values of gold. The values of the samples are 22ppb, 20ppb, 17ppb, 12ppb and 12ppb gold. The other soil samples in the vicinity of the 2nd vein were generally less than 5ppb.

The 2nd Anomaly Vein varies in width from less than 1 inch to 4 inches and is generally about 2 inches wide. Over the 160 feet that the vein has been traced it is faulted and offset by at least 4 faults that strike roughly perpendicular to the vein. Two (2) trenches have been previously dug to test this vein. From the sloughed condition of the trenches and the size of the trees growing within them it is estimated that they were dug at least 40 years ago. The highest gold value obtained from a rock sample collected from a fairly well mineralized (pyrite) sample was 200ppb. Two other rock samples from this vein returned values of less than 40ppb.

There is no apparent potential for horizontal extensions of the Adit vein. This was determined by both geochemical data as well as geological observations. Detailed mapping within Colby Creek, which strikes roughly perpendicular to both the Adit Vein and 2nd Anomaly Vein failed to locate any northern extension of either vein. A mafic dyke is located at the southern end of the known Adit Vein and appears to be a control in the emplacement of the vein as no evidence of the vein was found to the south of this dyke.

There are a number of small (narrow with a short horizontal and vertical extent) gold in quartz vein occurrences on the west side of the West Kettle River. Unfortunately the Colby Project fits with the general pattern of these other occurrences. Even in a best case scenario, using historic production records and all assay/geological information to date, the project does not contain enough of a volume of gold bearing material to be economic. Basically a 700 foot strike length (213m) for a 1 foot (0.30m) wide vein yielding an average of 1/10 of an ounce gold would yield only 550 ounces of gold for every 100 (30m) vertical feet. (213m x 0.3m x 30m = 1,917m3 @ 2.6t/m3 = 4,980 tonnes x 1.1 - 5,480 Tons x 0.10/oz/Ton = ~550 ounces gold).

This is not in the magnitude of potential that was hoped for and would not support a mining operation at current or predicted future gold prices. Even though analytical results for Ag, Pb, Zn have not yet been received, the general tenure of these metals, together with the established Au/Ag ratio that is present in mineral deposits within the Beaverdell Camp preclude them to be a real factor. It is therefore recommended that no further work be done on the property.

As a result of the preliminary findings, the Company decided to change its operational direction from mining exploration to oil and gas exploration, development and production. We intend on acquiring oil and gas properties over the next twelve months through debt and/or equity issuances. Subsequent to April 30, 2005, the Company received $80,000 for the issuance of 8,000,000 common shares.

Liquidity and Capital Resources

Since inception, we have issued 46,282,530 shares of our common stock and received gross proceeds of $161,229. On May 9, 2005, The Company declared a stock dividend of six shares of common stock for each one share of common stock outstanding. All share amounts stated herein have been restated to reflect the stock dividend.

We issued 35,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) offering in December 2003. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Sergei Stetsenko covered our initial expenses of $18,767 for incorporation, accounting and legal fees and $1,912 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Stetsenko is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Stetsenko is oral and there is no written document evidencing the agreement.

For the three months ended April 30, 2005 the Company’s office premises were provided by Callinan Mines Limited. During the three months ended April 30, 2005, the Company was charged rent of $5,359. Ms. Bilynska provides management and secretarial services to the Company and for the three months ended April 30, 2005 management and secretarial services of $8,000 were recorded.

On December 7, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-113541, permitting us to offer up to 14,000,000 shares of common stock at $0.014 per share. There was no underwriter involved in our public offering.

On January 14, 2005, we completed our public offering by raising $161,179 we sold 11,282,530 shares of our common stock at an offering price of $0.014 per share. On May 9, 2005, The Company declared a stock dividend of six shares of common stock for each one share of common stock outstanding. All share amounts stated herein have been restated to reflect the stock dividend

We posted a loss of $38,824 for the three months ending April 30, 2005 compared to a loss of $4,505 for the three months ended April 30, 2004. This reflects the mineral exploration program this past quarter versus the startup nature of the Company from the prior year.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues to date. Accordingly, we must raise cash from other sources.

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

We issued 35,000,000 shares of common stock through a Section 4(2) offering in December 2003. This was accounted for as a purchase of shares of common stock.

We issued 11,282,530 shares of common stock through our public offering declared effective on December 7, 2004 and raised $161,179 before issuance costs. This was accounted for as a purchase of shares of common stock.

At April 30, 2005, we had working capital of $73,018 compared to working capital of $111,842 at January 31, 2005.

At April 30, 2005, our total assets of $84,111 consisted of cash.

At April 30, 2005, our total liabilities were $11,093.

We have no long-term debt as of April 30, 2005.

On May 9, 2005, The Company declared a stock dividend of six shares of common stock for each one share of common stock outstanding. All share amounts stated herein have been restated to reflect the stock dividend.

On May 12, 2005, Sergei Stetsenko, the then President and a member of the board of directors returned 34,300,000 shares of common restricted stock to Triangle. The shares were returned as a result of a preliminary report issued in connection with Triangle’s mining property. The preliminary report reflected that there was no mineralized material located on Triangle’s property. On May 16, 2005, as a result of the preliminary findings, Triangle decided to change its operational direction from mining exploration to oil and gas exploration, development and production and retained the services of Mark Gustafson as its President. Mr. Gustafson also purchased 4,000,000 shares of common restricted stock in consideration of $40,000.

Pursuant to a private placement dated June 2, 2005, the Company issued an additional 4,000,000 shares for $40,000.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mark Gustafson, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of April 30, we must begin to comply with the requirements of Section 404 for the fiscal year ending April 30, 2007. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through April 30, 2007, we will continue to review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2004, our public offering was declared effective by the SEC (SEC file no. 333-113118). We sold 11,282,530 shares of our common stock at $0.014 per share for gross proceeds of $157,955. Of this amount, approximately $15,000 was used during the quarter ended April 30, 2005 for exploration costs. There was no underwriter involved with our public offering.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5    OTHER INFORMATION

Not applicable.

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

The Company did not file any reports on Form 8-K during the three month period ended April 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of June, 2005.

TRIANGLE PETROLEUM CORPORATION
(Registrant)

BY:	/s/ MARK G. GUSTAFSON
Mark G. Gustafson, President, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors.

BY:	/s/ SERGEI STETSENKO
Sergei Stetsenko, Treasurer and a member of the Board of Directors.

BY:	/s/ MARYNA BILYNSKA
Maryna Bilynska, Secretary and a member of the Board of Directors.