Form 10QSB
period 2005-07-31
Triangle Petroleum CORP
filed 2005-09-20
CIK 1281922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended July 31, 2005
Commission file number 000-51321

TRIANGLE PETROLEUM CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada	98-0430762
(State of Incorporation)	(IRS Employer Identification No.)

Suite 1110, 521 - 3 Avenue SW
Calgary, Alberta
Canada T2P 3T3

(Address of Principal Executive Offices)

(403) 262-4471

(Issuer's Telephone Number)

Life Plaza, Suite 1600
144-4th Avenue, SW
Calgary, Alberta
Canada T2P 3N4

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of September 7, 2005, the Company had 17,982,530 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐	No ☒

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending July 31, 2005

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Balance Sheets:
	July 31, 2005 (Unaudited) and January 31, 2005 (Audited)	3

	Statements of Operations:

	Three and Six Months Ended July 31, 2005 and 2004 (Unaudited) and
	Period from December 11, 2003 (Date of Inception) to July 31, 2005	4

	Statements of Cash Flows:
	Six Months Ended July 31, 2005 and 2004 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	July 31, 2005	6-11

Item 2.	Management Discussion and Analysis	12

Item 3.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2005 $ (Unaudited)	January 31, 2005 $ (Audited)
ASSETS

Current Assets

Cash and cash equivalents	5,297,735	148,102
Other current assets	86,986	—

Total Current Assets	5,384,721	148,102

Debt Issue Costs, net of amortization of $4,064	60,936	—
Property and Equipment (Note 4)	2,342	—
Oil and Gas Properties, unproven (Note 5)	597,021	—

Total Assets	6,045,020	148,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	24,887	4,094
Accrued liabilities	66,500	3,750
Due to related parties (Note 7)	—	28,416

Total Current Liabilities	91,387	36,260

Convertible Debentures, less unamortized discount of $5,625,000 (Note 6)	375,000	—

Total Liabilities	466,387	36,260

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Equity

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 17,982,530 shares (January 31, 2005 - 46,282,530 shares)	180	463

Additional Paid In Capital	7,925,943	150,660

Donated Capital	10,400	8,400

Deferred Compensation (Note 8)	(1,621,875)	—

Deficit Accumulated During the Exploration Stage	(736,015)	(47,681)

Total Stockholders’ Equity	5,578,633	111,842

Total Liabilities and Stockholders’ Equity	6,045,020	148,102

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Period from December 11, 2003 (Date of Inception) to July 31, 2005	Three Months Ended July 31, 2005 $$	Three Months Ended July 31, 2004	Six Months Ended July 31, 2005 $$	Six Months Ended July 31, 2004 $

Revenue	—	—	—	—	—

Expenses
General and administrative	55,108	27,224	318	40,048	923
Management services (Note 7)	160,125	145,125	1,500	153,125	3,000
Mineral property costs	32,471	15,000	—	30,000	—
Professional services	57,408	31,258	2,250	34,258	4,650
Total Operating Expenses	305,112	218,607	4,068	257,431	8,573
Interest Income	(4,097)	(4,097)	—	(4,097)	—
Interest on Long-Term Debt (Note 6)	435,000	435,000	—	435,000	—
Total Expenses	736,015	649,510	4,068	688,334	8,573
Net Loss	(736,015)	(649,510)	(4,068)	(688,334)	(8,573)
Loss per share - Basic and Diluted		(0.03)	—	(0.02)	—
Weighted average number of shares outstanding		22,087,000	35,000,000	33,984,000	35,000,000

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004
	$	$
Cash Flows From (To) Operating Activities
Net loss	(688,334)	(8,573)
Adjustment to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	375,000	—
Amortization	4,064	—
Discount on stock issued	93,125	—
Donated consulting services and rent	2,000	3,600
Changes in operating assets and liabilities
Other current assets	(86,986)	—
Accounts payable and accrued liabilities	83,543	3,350
Due to related parties	(28,416)	1,580
Net Cash Used by Operating Activities	(246,004)	(43)
Cash Flows To Investing Activities
Purchase of property and equipment	(2,342)	—
Purchase of Oil and Gas properties	(597,021)	—
Net Cash Used by Investing Activities	(599,363)	—
Cash Flows From Financing Activities
Proceeds from issuance of convertible debentures	6,000,000	—
Debt issue costs	(65,000)
Proceeds from issuance of common stock	60,000	—
Net Cash Provided by Financing Activities	5,995,000	—
Net Increase (Decrease) in Cash and Cash Equivalents	5,149,633	(43)
Cash and Cash Equivalents - Beginning of Period	148,102	50
Cash and Cash Equivalents - End of Period	5,297,735	7
Non-cash Investing and Financing Activities Discount on stock issued	1,715,000	—
Supplemental Disclosures:
Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on December 11, 2003 under the name Peloton Resources Inc. In December 2003, the Company purchased six mineral claims situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. During the period, the Company abandoned its mineral property as a result of poor exploration results, and changed the Company’s principal business to that of acquisition, exploration and development of oil and gas resource properties. On May 10, 2005, the Company changed its name to Triangle Petroleum Corporation.

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of resource properties, and during the period, changed its business to focus on oil and gas resource properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $736,015 since inception. During the period ended July 31, 2005, the Company issued $6,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. During the period ended July 31, 2005, the Company incorporated a wholly-owned subsidiary, Elmworth Energy Corporation, in the Province of Alberta, Canada. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At July 31, 2005, the Company had cash equivalents of $5,003,467.

d)	Foreign Currency Transactions

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

e)	Mineral Property Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation in December 2003 and has not realized any revenue from its planned operations. It was primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)	Property and Equipment

Property and equipment consists of computer hardware and is recorded at cost. Computer hardware will be amortized on a straight-line basis over their estimated lives of three years.

g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

h)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. As of July 31, 2005, the Company did not have any asset retirement obligations.

i)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of July 31, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of July 31, 2005, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

j)	Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the period ended July 31, 2005, the Company incurred debt issue costs of $65,000 and has recognized amortization expense of $4,064.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Basic and Diluted Net Income (Loss) Per Share

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

l)	Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, prepaid and other current assets, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

m)	Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Calgary, Alberta, Canada. The Company's cash accounts are uninsured business checking accounts and deposits maintained in U.S. dollars, which totalled $5,297,735 on July 31, 2005. At July 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

n)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

o)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

p)	Interim Financial Statements

These interim unaudited financial statements for the period ended July 31, 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Mineral Properties

In December 2003, the Company, through its President and director, acquired 100% of the rights, title and interest in six mining claims representing six units in the Greenwood Mining Division in the Province of British Columbia, Canada. Payment of $1,912 was required to record these mining claims and paid by the President of the Company. The claims were originally purchased by the President, however, title to the claims has been conveyed to the Company via an unrecorded deed. During the period, the Company abandoned its mineral property as a result of poor exploration results.

4.	Property and Equipment

	Cost $	Accumulated Amortization $	July 31, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Computer hardware	2,342	—	2,342	—

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.	Oil and Gas Properties, unproven

On June 15, 2005, the Company acquired the rights to three dimensional seismic data for an area of 30 square miles located in northwestern Alberta, Canada. As at July 31, 2005, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

The total costs incurred and excluded from amortization are summarized as follows:

	Geological and Geophysical $	Seismic Data $	July 31, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Totals	20,750	576,271	597,021	—

6.	Convertible Debentures

On June 14, 2005, the Company entered into a securities purchase agreement with a single accredited investor (the “Purchase Agreement”) pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the Purchase Agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 (the “Convertible Debentures”), and a warrant to purchase 5,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008.

The Convertible Debentures are due and payable on June 10, 2007. The principal and accrued interest on the Convertible Debentures may be converted into shares of the Company’s common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert the Convertible Debentures to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 4.99% of the outstanding shares of common stock of the Company.

The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Convertible Debentures and exercise of the warrants. If the registration statement is not filed by August 18, 2005, or declared effective within 120 days thereafter, the Company is obligated to pay the investor certain fees and the obligations may be deemed to be in default.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,941,022 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,058,978 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $6,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Convertible Debentures will be accrued to the face value of $6,000,000 to maturity. To July 31, 2005, accrued interest of $60,000 has been included in accrued liabilities, and interest expense of $375,000 has been accreted increasing the carrying value of the Convertible Debentures to $375,000.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.	Related Party Transactions

a)	During the period ended July 31, 2005, the Company repaid $28,416 owing to the former President of the Company.

b)
Previously, the former President of the Company provided consulting services and office premises to the Company. The services were valued at $250 per month and office premises were valued at $100 per month. During the six month period ended July 31, 2004, donated consulting services of $1,500 and donated rent of $600 were recorded.

c)
The Company paid the former Secretary of the Company $18,000 during the six month period ended July 31, 2005 for consulting services provided. Previously, the former Secretary provided consulting services to the Company valued at $250 per month. During the six month period ended July 31, 2004, donated consulting services of $1,500 were recorded.

d)
The President of the Company provided consulting services to the Company valued at $1,000 per month. During the six month period ended July 31, 2005, donated consulting services of $2,000 were recorded.

e)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the six month period ended July 30, 2005, $40,000 was incurred.

8.	Common Stock

a)
On May 9, 2005, the Company declared a stock dividend of six shares of common stock for each one share of common stock outstanding. All share amounts stated herein have been restated to reflect the stock dividend.

b)	On May 10, 2005, the Company changed its name to Triangle Petroleum Corporation.

c)	On May 12, 2005, the former President of the Company returned 34,300,000 shares of common stock to the Company for cancellation.

d)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the stock was issued for below fair value, a discount from the issue of stock was recognized of $1,040,000. During the period ended July 31, 2005, $65,000 was charged to operations.

e)
On June 2, 2005, the Company issued 4,000,000 shares of common stock of the Company at $0.01 per share for cash proceeds of $40,000. On July 20, 2005, one investor returned 2,000,000 shares of common stock for $20,000. As the stock was issued for below fair value, a discount from the issue of stock was recognized of $675,000. During the period ended July 31, 2005, $28,125 was charged to operations.

9.	Contingencies and Commitments

a)
On June 13, 2005, the Company entered into an agreement for the provision of investor relations services to the Company for a term of one year. The Company agreed to issue 300,000 restricted shares of common stock as consideration.

b)
On July 19, 2005, the Company entered into a lease agreement commencing October 1, 2005 for office premises for a four year term expiring September 30, 2009. Annual rent is payable at $30,100 (CDN $36,816) for the first two years and $31,644 (Cdn$38,704) for the remaining two years. The Company must also pay its share of occupancy costs, currently at an annual rate of $16,471 (CDN $20,145). Future minimum lease payments over the next five years are as follows:

2006	$16,000
2007	$47,000
2008	$47,000
2009	$48,000
2010	$32,000

$190,000

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

9.	Contingencies and Commitments (continued)

c)
On July 29, 2005, the Company received a letter from counsel for Golden Eagle Energy Ltd. (“Golden Eagle”) which accused Ron Hietala, the President of the Elmsworth subsidiary, of usurping a corporate opportunity presented to Golden Eagle, at which Mr. Hietala worked prior to his employment with the Company. The Company has retained counsel in this matter and has provided a response to Golden Eagle denying all their claims. No accruals have been made in these financial statements as management does not believe the claims have merit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Overview

Prior to May 2005, we were known as Peloton Resources Inc., a mining exploration company. Peloton was actively searching for ore bodies containing gold in British Columbia. A consultant was hired to asses the economic viability of exploring for and developing gold reserves on Peloton’s properties. Based upon his report, Peloton decided to abandon all mining activities and to commence shifting towards an oil and gas exploration company. In connection with the shift in operational focus, we changed our name to Triangle Petroleum Corporation.

The changeover from a mining to an oil and gas exploration company has taken place over the last four months, during one of the strongest bull markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil currently, compared to the prior year, is as follows:

Month and Year	Price per barrel	Month and Year	Price per barrel

April 2005	$53	April 2004	$36
May 2005	$49	May 2004	$40
June 2005	$57	June 2004	$38
July 2005	$59	July 2004	$40
August 2005	$69	August 2004	$44

Regardless of which index is used, the trend for natural gas prices has generally followed the crude oil trend. All of these prices are significantly higher than at the same time last year and the forward contract prices for the winter months are higher than the August prices. This is consistent with most oil and gas analysts calling for continued high commodity prices due to strong or rising demand in the United States, China and India relative to regular supply disruptions in the Middle East, Gulf Coast states after Hurricane Katrina and other areas. Although these strong commodity prices have resulted in extremely competitive conditions for the supply of products and services for exploration companies, our outlook remains positive.

Since our last quarterly report, we have undertaken the following major initiatives:

●	Completed the transition from a metal mining to an oil and gas exploration company.
●	Elected a new board and hired a management team with significant oil and gas experience.
●	Established a wholly owned operating subsidiary, Elmworth Energy Corporation.
●	Completed a $6 million convertible debenture funding.
●	Acquired three dimensional seismic program data.
●	Obtained two independent geological and resource assessment reports.

Plan of Operations

We believe that there are six critical elements for building a successful oil and gas exploration company in the current environment:

1.	People - this includes a qualified board of directors, advisory board members, management, employees, and consultants.
2.	Project - a credible prospect or project that has the appropriate risk-return ratio in order to generate potentially significant shareholder value.
3.	Capital - based upon the reputation of the people and the quality of the project, there must be sufficient capital in order to launch the company and to provide for additional fundings.
4.	Technology - the most advanced subsurface interpretation methods and techniques should be utilized in order to maximize the potential for finding and developing oil and gas reserves.
5.	Land position - the competitive nature of the oil and gas industry requires a combination of approaches in order to secure sufficient land positions to explore for oil and gas.
6.	Drilling capability - the competitive nature of the oilfield service industry requires a unique approach and a significant capital commitment in order to secure a drilling rig in today’s marketplace.

People:

In late May, 2005 Mark Gustafson was hired as our President, Chief Executive Officer and director with a mandate to aggressively transform us into an emerging oil and gas exploration company. In June 2005, we recruited two additional directors, John Carlson (engineer) and Ron Hietala (petrophysicist). Mr. Hietala was then hired as the President and director of our new 100% owned Alberta operating subsidiary, Elmworth Energy Corporation. Mr. Hietala’s specific mandate is to build a complete organization under his direction in Elmworth based upon his 30 years experience in the oil and gas industry. Specifically, Mr. Hietala’s 19 year career and contacts at Canadian Hunter Exploration Ltd. will be critical in order to attract qualified employees and consultants for Elmworth.

Over the next few months, we anticipate hiring several significant additions to the operating team in Elmworth based upon Mr. Hietala’s contacts, including landmen, geologists, geophysicists and drilling/completions engineers. In addition, we are actively seeking at least one more person to join our board of directors and several people to join our advisory board. The actual number of our employees is likely to be less than ten, as we intend to capitalize on strong industry contacts with top quality consultants and contractors.

Project:

Based upon Mr. Hietala’s successful career at Canadian Hunter Exploration Ltd. in developing natural gas in northwestern Alberta (Deep Basin), our board decided in June 2005 to consider exploring for natural gas in focused geological horizons in this area. In order to confirm the potential upside for Elmworth in exploring for natural gas in this area, two consulting firms were engaged. Calgary based Sproule Associates Limited prepared an independent geological assessment of the target area in June and concluded that there was approximately 820 bcf (billion cubic feet) of discovered and undiscovered recoverable raw gas remaining to be produced from the targeted horizons. In July 2005, Calgary based Petrel Robertson Consulting Ltd. prepared a broader geological resource assessment of this target area and concluded that the estimated gas in place is approximately 2,000 bcf. Based upon Mr. Hietala’s experience and these two reports, we have decided to explore these zones.

Our directors are also considering other projects that have sufficient scope and risk-return requirements to justify the commitment of shareholder capital. Although the primary focus of our efforts is the exploration of natural gas in northwestern Alberta through Elmworth, a number of other select opportunities are believed to exist that exhibit similar producing characteristics to the Alberta Deep Basin.

Capital:

Based upon a new board of directors and an exploration program for Elmworth, we were able to secure a $6 million convertible debenture financing. The first tranche of $1,000,000 was received in June 2005 and the balance of $5,000,000 was received in July 2005. This funding was completed with one sophisticated investor and with no fees, other than legal costs to prepare a registration statement. By closing this financing, the board and management team can proceed in executing our operating plan over the next several months.

In anticipation of the significant funds required to acquire additional seismic data, acquire a land position, and launch a drilling program this winter, we anticipate that we will require approximately $21,000,000 in additional funding. We currently do not have any contracts or commitments for additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Technology:

One of the keys to finding natural gas is the use of available resources and advanced technological methods. In June 2005, Elmworth acquired $576,000 of new, high quality three dimensional seismic data covering 30 square miles in northwestern Alberta. This initial seismic data is currently being interpreted by the experienced team of geologists and geophysicists. We anticipate that this review will take several months. The initial objective here is to identify preliminary locations to target within the selected area.

Over the fall and winter months, we anticipate making additional seismic purchases in order to continue the interpretation and drilling location selection process. This front-end process normally takes from six to twenty-four months; however Elmworth is attempting to complete this initial phase in three to six months in order to prepare for the winter drilling season. Mr. Hietala’s knowledge base and contacts are critical to speeding up this process.

In addition to these state of the art seismic interpretations, Elmworth will utilize advanced reservoir analysis techniques and the technical experience of its geological and geophysical team to further this identification process. The hiring of specific members of this team and their technical tools is expected to be formalized in September and October.

Once the specific drilling locations have been identified, Elmworth will utilize the latest drilling and well completion techniques in order to maximize the potential production of natural gas from each location. The hiring of technical specialists and qualified consulting firms to assist Elmworth during the winter drilling program in February and March 2006 will be essential to the success of the project.

Land:

To date, Elmworth has not acquired oil and gas rights since the geological and geophysical interpretations have been the initial priority. There are four different methods to acquire or participate in the leasing of oil and gas rights under the land in the target area:

(a)	conventional crown land postings - Elmworth will attempt to successfully bid for oil and gas rights on lands that the province of Alberta owns pursuant to their regular land auction process.
(b)
joint venture farm-ins - companies that own the oil and gas rights on land that Elmworth wishes to pursue may not be able to drill on their land for a variety of reasons (lack of capital, non-core area, etc.), which allows Elmworth the opportunity to farm-in on their lands (i.e. drill on their lands in order to earn a working interest in the well).

(c)
drilling rig leverage - since drilling rigs are in such high demand, then there is an opportunity to utilize a secured rig as a negotiating tool to access drilling sites from other companies that have not secured a rig.

(d)
technology leverage - through the technical strength of Elmworth’s consultants, contractors and advisory group there will be situations in which companies offer access to their land as a direct result of Elmworth’s willingness to work with their internal teams.

The acquisition of mineral rights on lands within the targeted area is an ongoing process that will continue throughout the drilling programs.

Drilling capability:

Even with the right personnel, drilling prospects and cash on hand, oil and gas companies are becoming increasingly frustrated by the lack of drilling rig availability. Oilfield service companies that own these drilling rigs are commanding premium day rates and the demand for drilling rigs currently exceeds the supply of drilling rigs in Canada. Compounding this demand-supply problem is the weather. When the ground in Alberta is thawing in the April to June period (i.e. called spring breakup), these rigs generally do not move and/or operate.

Elmworth has both the challenge of securing a drilling rig in September or October for the winter drilling season, and the scheduling issue of drilling several wells in northwestern Alberta before spring breakup.

Projected Quarterly Milestones

August 2005 to October 2005:

●	Add qualified directors and advisors.
●	Add experienced consultants and employees to the core team.
●	Setup permanent Calgary, Alberta office for us and our subsidiary.
●	Continue processing and interpreting seismic that has been acquired.
●	Commence work on target drilling locations.
●	Secure a drilling rig for winter/spring drilling program.
●	Actively communicate company developments to shareholder base.
●	Commence planning for additional financings.

November 2005 to January 2006:

●	Continue to add qualified personnel at all levels in the Company.
●	Continue acquiring, processing and interpreting seismic in targeted areas.
●	Identify specific drilling locations and apply for well permits.
●	Secure additional funding from equity sources.
●	Acquire initial land positions through crown lease sales.
●	Acquire additional land position through joint ventures.
●	Prepare drilling sites for winter drilling program.

February 2006 to April 2006:

●	Add production based personnel.
●	Commence winter drilling program on targeted locations.
●	Raise significant amount of equity capital.
●	Continue adding to land position via crown sales and joint ventures.

May 2006 to July 2006:

●	Commence work on completing wells drilled during the winter.
●	Utilize spring breakup period to plan for next round of drilling.
●	Continue to increase land position.

Liquidity and Capital Resources

As of July 31, 2005, we had working capital of $5,293,334, resulting from our cash and cash equivalents of $5,297,735 at quarter end. For the six months ended July 31, 2005, we generated a net cash flow deficit from operating activities of $246,004. Cash used in investing activities totaled $599,363, which was primarily utilized for the purchase of seismic data. Cash provided by financing activities totaled $5,995,000.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

To date, we have generated minimal revenues and have incurred operating losses in every quarter. Our registered independent certified public accountants have stated in their report dated April 27, 2005, that we are an early exploration company and have not generated revenues. These factors among others may raise substantial doubt about our ability to continue as a going concern.

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008.

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert the convertible debenture to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 4.99% of the outstanding shares of our common stock.

Since the conversion price of the convertible debenture will be less than the market price of the common stock at the time the convertible debentures are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the convertible debentures during the quarter in which they are issued, including the second quarter of fiscal 2006 when $6,000,000 of convertible debentures were issued.

In connection with the private placement, we granted the investor registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by August 18, 2005, or if we did not have the registration statement declared effective within 120 days thereafter, we are obligated to pay liquidated damages in the amount of 1.0% for each 30-day period or pro rata for any portion thereof following the date by which such registration statement should have been filed for which no Registration Statement is filed. As of the date hereof, we have not filed a registration statement and are incurring liquidated damages.

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of July 31, 2005, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of July 31, 2005, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

Foreign Currency Transactions

Our functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and we have adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $31,444 for the year ended January 31, 2005 and $16,237 for the year ended January 31, 2004. For the six months ended July 31, 2005, we incurred a net loss of $688,334. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $21,000,000 to fund our continued and planned operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 27, 2005, our independent auditors stated that our financial statements for the year ended January 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because We Are Small and Do Not Have Much Capital, We May Have to Limit our Exploration Activity Which May Result in a Loss of Your Investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

If We Are Unable to Retain the Services of Mr. Gustafson or If We Are Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in Oil and Gas Exploration, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Mark Gustafson, our Chief Executive Officer, President, and a director. Loss of the services of Mr. Gustafson could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Gustafson. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As Our Properties are in the Exploration and Development Stage, There Can be no Assurance That We Will Establish Commercial Discoveries on Our Properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

The Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Control of Our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition In The Oil And Gas Industry Is Highly Competitive And There Is No Assurance That We Will Be Successful In Acquiring The Leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Our Management Competes Against Us In The Oil And Gas Industry.

In addition to their positions with our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of us. As a result, conflicts of interest between us and management of our company might arise.

The Marketability of Natural Resources Will be Affected by Numerous Factors Beyond Our Control Which May Result in Us not Receiving an Adequate Return on Invested Capital to be Profitable or Viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and Gas Operations are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Our Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and Production Activities are Subject to Certain Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of Our Operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory Drilling Involves Many Risks and We May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on Our Financial Position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any Change to Government Regulation/Administrative Practices May Have a Negative Impact on Our Ability to Operate and Our Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of August 15, 2005, we had 17,982,530 shares of common stock issued and outstanding, convertible debentures outstanding that may be converted into 6,000,000 shares of common stock and outstanding warrants to purchase 6,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 3.	CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures: As of July 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On July 29, 2005, we received a letter from counsel for Golden Eagle Energy Ltd. which accused Ron Hietala, the President of our Elmsworth subsidiary, of usurping a corporate opportunity presented to Golden Eagle Energy, at which Mr. Hietala worked prior to his employment with us. We have retained counsel in this matter and our counsel has provided a response to Golden Eagle Energy denying all their claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2005, we sold 4,000,000 shares of our common stock to our President, Mark Gustafson, for consideration of $40,000. Such issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On June 2, 2005, we sold 2,000,000 shares of our common stock to each of Ron Hietala and Ron Kinniburgh for consideration of $20,000 each. On July 20, 2005, we and Ron Kinniburgh agreed to rescind his stock purchase and returned his shares to treasury in exchange for the return of his $20,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: September 20, 2005	By:	/s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer