Form 10QSB
period 2005-10-31
Triangle Petroleum CORP
filed 2005-12-15
CIK 1281922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2005

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended October 31, 2005
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

Yes ☐  No ☒

As of December 12, 2005, the Company had 18,282,530 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending October 31, 2005

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets:
	October 31, 2005 (Unaudited) and January 31, 2005 (Audited)	3

	Consolidated Statements of Operations:
	Three and Nine Months Ended October 31, 2005 and 2004 (Unaudited) and
	Period from December 11, 2003 (Date of Inception) to October 31, 2005(Unaudited)	4

	Consolidated Statements of Cash Flows:
	Nine Months Ended October 31, 2005 and 2004 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements:
	October 31, 2005	6-11

Item 2.	Management Discussion and Analysis	12

Item 3.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2005 $	January 31, 2005 $
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents	4,249,511	148,102
Other current assets	148,806	—

Total Current Assets	4,398,317	148,102

Debt Issue Costs, net of amortization of $12,189	52,811	—
Property and Equipment (Note 4)	43,621	—
Oil and Gas Properties, unproven (Note 5)	1,365,442	—

Total Assets	5,860,191	148,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	55,941	4,094
Accrued liabilities	188,500	3,750
Due to related parties (Note 7)	2,487	28,416

Total Current Liabilities	246,928	36,260

Convertible Debentures, less unamortized discount of $4,875,000 (Note 6)	1,125,000	—

Total Liabilities	1,371,928	36,260

Contingencies and Commitments (Notes 1 and 10)

Stockholders’ Equity

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 18,282,530 shares (January 31, 2005 - 46,282,530 shares)	183	463

Additional Paid In Capital	9,378,846	150,660

Donated Capital	11,400	8,400

Deferred Compensation (Note 8)	(1,796,750)	—

Deficit Accumulated During the Exploration Stage	(3,105,416)	(47,681)

Total Stockholders’ Equity	4,488,263	111,842

Total Liabilities and Stockholders’ Equity	5,860,191	148,102

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Period from December 11, 2003 (Date of Inception) to October 31,	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	—	—	—	—	—

Expenses

Depreciation	1,289	1,289	—	1,289	—
General and administrative	208,240	157,196	319	193,180	1,242
Management services (Notes 7 and 9)	1,466,057	1,305,932	1,500	1,459,057	4,500
Mineral property costs	32,471	—	—	30,000	—
Professional services	113,305	55,897	1,750	90,155	6,400

Total Operating Expenses	1,821,362	1,520,314	3,569	1,773,681	12,142

Amortization of Debt Issue Costs	12,189	8,125	—	12,189	—
Interest Income	(33,135)	(29,038)	—	(33,135)	—
Interest on Long-Term Debt (Note 6)	1,305,000	870,000	—	1,305,000	—

Total Expenses	3,105,416	2,369,401	3,569	3,057,735	12,142

Net Loss	(3,105,416)	(2,369,401)	(3,569)	(3,057,735)	(12,142)

Loss Per Share - Basic and Diluted		(0.13)	—	(0.11)	—

Weighted Average Number of Shares Outstanding		18,046,000	35,000,000	28,635,000	35,000,000

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,
	2005	2004
	$	$
Operating Activities

Net loss	(3,057,735)	(12,142)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	1,125,000	—
Depreciation	1,289	—
Amortization of debt issue costs	12,189
Stock-based compensation	1,371,156	—
Donated consulting services and rent	3,000	5,400

Changes in operating assets and liabilities

Other current assets	(148,806)	—
Accounts payable and accrued liabilities	236,597	3,050
Due to related parties	(25,929)	3,730

Net Cash Used by Operating Activities	(483,239)	38

Investing Activities
Purchase of property and equipment	(44,910)	—
Oil and gas property expenditures	(1,365,442)	—

Net Cash Used by Investing Activities	(1,410,352)	—

Financing Activities
Proceeds from issuance of convertible debentures	6,000,000	—
Debt issue costs	(65,000)
Proceeds from issuance of common stock	60,000	—

Net Cash Provided by Financing Activities	5,995,000	—

Net Increase (Decrease) in Cash and Cash Equivalents	4,101,409	38

Cash and Cash Equivalents - Beginning of Period	148,102	50

Cash and Cash Equivalents - End of Period	4,249,511	88

Non-cash Investing and Financing Activities
Stock issued for services	474,000	—
Stock-based compensation	978,906	—
Discount on stock issued	1,715,000	—

Supplemental Disclosures:

Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of these financial statements

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of resource properties, and during the period, changed its business to focus on oil and gas resource properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $3,105,416 since inception. During the period ended October 31, 2005, the Company issued $6,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.  Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. During the period ended October 31, 2005, the Company incorporated two wholly-owned subsidiaries, Elmworth Energy Corporation, in the Province of Alberta, Canada, and Triangle USA Petroleum Corporation, in the State of Colorado, USA. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At October 31, 2005, the Company had cash equivalents of $3,032,078.

d)	Foreign Currency Transactions

The Company's functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Policies (continued)

f)	Property and Equipment

Property and equipment consists of computer hardware, geophysical software, and furniture and equipment, and is recorded at cost. Computer hardware and geophysical software are depreciated on a straight-line basis over their estimated lives of three years. Furniture and equipment are depreciated on a straight-line basis over their estimated lives of five years.

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

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. As of October 31, 2005, the Company did not have any asset retirement obligations.

i)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of October 31, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of October 31, 2005, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

j)	Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the period ended October 31, 2005, the Company incurred debt issue costs of $65,000 and has recognized amortization expense of $12,189.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

The carrying value of cash and cash equivalents, other current assets, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

m)	Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Calgary, Alberta, Canada. The Company's cash accounts are uninsured business checking accounts and deposits maintained in U.S. dollars, which totalled $4,249,511 on October 31, 2005. At October 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

n)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

o)	Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.  Summary of Significant Accounting Policies (continued)

o)	Stock-Based Compensation (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three Months Ended October 31, 2005 $	Three Months Ended October 31, 2004 $	Nine Months Ended October 31, 2005 $	Nine Months Ended October 31, 2004 $

Net loss, as reported	(2,369,401)	(3,569)	(3,057,735)	(12,142)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	885,906	—	885,906	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(976,586)	—	(976,586)	—

Pro forma net loss	(2,460,081)	(3,569)	(3,148,415)	(12,142)

Loss per share:

Basic - as reported	(0.13)	—	(0.11)	—
Basic - pro forma	(0.14)	—	(0.11)	—

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004

Expected dividend yield	0%	—	0%	—
Expected volatility	119%	—	119%	—
Expected life	2.5 years	—	2.5 years	—
Risk-free rate	4.11%	—	4.11%	—
Weighted average fair value	$2.67	—	$2.67	—

p)	Recent Accounting Pronouncements

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

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

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

q)	Interim Financial Statements

These interim unaudited financial statements for the period ended October 31, 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

4.  Property and Equipment

	Cost $	Accumulated Depreciation $	October 31, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Computer hardware	8,945	379	8,566	—
Geophysical software	8,000	444	7,556	—
Furniture and equipment	27,965	466	27,499	—

	44,910	1,289	43,621	—

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.  Oil and Gas Properties, unproven

(a)
On June 15, 2005, the Company paid $576,271 to acquire the rights to three dimensional seismic data for an area of 30 square miles located in north-western Alberta, Canada. During the period ended October 31, 2005, the Company paid $468,421, representing 38.5% of the costs, to participate in the drilling of an evaluation well.

(b)
The Company entered into a Participation Agreement dated October 19, 2005 with Kerogen Energy, Inc., to earn a 30% interest in certain prospects located in the Southern Fort Worth Basin, Texas. The Company must pay $597,600, of which $300,000 has been paid, and the balance is payable on October 30, 2006.

(c)
The Company entered into a Letter Agreement dated October 28, 2005 with Hunter Energy LLC to acquire a 25% working interest in three prospects located in Colorado, Wyoming and Montana. The Company is committed to pay up to $4,492,334, and must pay $1,000,000 by November 4, 2005 (paid) and an additional $1,000,000 by November 30, 2005 (paid). The Company must pay 33.333% of the costs of drilling the first well, and 25% of the costs thereafter.

As at October 31, 2005, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred. The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Drilling $	Geological and Geophysical $	Seismic Data $	October 31, 2005 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Totals	300,000	468,421	20,750	576,271	1,365,442	—

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

The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The Company filed a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Convertible Debentures and exercise of the warrants.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,941,022 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,058,978 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $6,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Convertible Debentures will be accrued to the face value of $6,000,000 to maturity. To October 31, 2005, accrued interest of $180,000 has been included in accrued liabilities, and interest expense of $1,125,000 has been accreted increasing the carrying value of the Convertible Debentures to $1,125,000.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.  Related Party Transactions

a)	During the period ended October 31, 2005, the Company repaid $28,416 owing to the former President of the Company.

b)
Previously, the former President of the Company provided consulting services and office premises to the Company. The services were valued at $250 per month and office premises were valued at $100 per month. During the nine month period ended October 31, 2004, donated consulting services of $2,250 and donated rent of $900 were recorded.

c)
The Company paid the former Secretary of the Company $18,000 during the nine month period ended October 31, 2005 for consulting services provided. Previously, the former Secretary provided consulting services to the Company valued at $250 per month. During the nine month period ended October 31, 2004, donated consulting services of $2,250 were recorded.

d)
The President of the Company provided consulting services to the Company valued at $1,000 per month to August 31, 2005. During the nine month period ended October 31, 2005, donated consulting services of $3,000 were recorded. Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. During the nine month period ended October 31, 2004, management fees of $21,400 were incurred.

e)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the nine month period ended October 31, 2005, $100,000 was incurred.

f)	During the nine-month period ended October 31, 2005, the Company paid a director’s fee of $5,000 to a director of the Company.

8.  Common Stock

(a)
On May 9, 2005, the Company declared a stock dividend of six shares of common stock for each one share of common stock outstanding. All share amounts stated herein have been restated to reflect the stock dividend.

(b)	On May 12, 2005, the former President of the Company returned 34,300,000 shares of common stock to the Company for cancellation.

(c)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the stock was issued below fair value, a discount of $1,040,000 was recognized. During the period ended October 31, 2005, $195,000 was charged to operations and $845,000 is included in deferred compensation.

(d)
On June 2, 2005, the Company issued 4,000,000 shares of common stock at $0.01 per share for cash proceeds of $40,000. On July 20, 2005, one investor returned 2,000,000 shares of common stock and received back the original subscription amount of $20,000. As the stock was issued below fair value, a discount of $675,000 was recognized. During the period ended October 31, 2005, $112,500 was charged to operations and $562,500 is included in deferred compensation.

(e)
On September 22, 2005, the Company issued 300,000 shares of common stock at a fair value of $474,000 for investor relations services to be provided over a term of one year. At October 31, 2005, $296,250 is included in deferred compensation.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

9.  Stock Options

Effective August 5, 2005, the Company approved an incentive stock option plan (the “2005 Plan”) to issue up to 2,000,000 shares of common stock. The 2005 Plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the nine month period ended October 31, 2005, the Company granted stock options to acquire up to 1,580,000 shares of common stock exercisable at $3.23 per share on or before August 5, 2010, and 200,000 shares of common stock exercisable at $3.53 per share on or before October 20, 2010. During the three month period ended October 31, 2005, the Company recognized stock-based compensation of $1,100,281 which is included in management services. During the nine month period ended October 31, 2005, the Company recognized stock-based compensation of $1,193,406 which is included in management services.

A summary of the Company’s stock option activity is as follows:

	Nine months ended October 31, 2005		Year ended January 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	—	$—	—	$—

Granted	1,780,000	3.26	—	—

Cancelled / Forfeited	—	—	—	—

Exercised	—	—	—	—

Balance, end of period	1,780,000	$3.26	—	$—

As at October 31, 2005, the following options are outstanding:

	Weighted Average Remaining Contractual Life	October 31, 2005
Exercise price	(in years)	Outstanding	Exercisable
$3.23	4.76	1,580,000	316,000
$3.53	4.97	200,000	50,000

	4.79	1,780,000	366,000

10.  Contingencies and Commitments

a)
On July 19, 2005, the Company entered into a lease agreement commencing October 1, 2005 for office premises for a four year term expiring September 30, 2009. Annual rent is payable at $30,100 (CDN $36,816) for the first two years and $31,644 (CDN $38,704) for the remaining two years. The Company must also pay its share of occupancy costs, currently at an annual rate of $16,471 (CDN $20,145). Future minimum lease payments over the next five years are as follows:

2006	$16,000
2007	$47,000
2008	$47,000
2009	$48,000
2010	$32,000

$190,000

b)
On July 29, 2005, the Company received a letter from Golden Eagle Energy Ltd. (“Golden Eagle”), which accused the President of the Company’s Canadian subsidiary of usurping a corporate opportunity presented to Golden Eagle, his former employer. The Company has retained counsel in this matter and has provided a response to Golden Eagle denying all their claims. No accruals have been made in these financial statements as management does not believe the claims have merit.

Triangle Petroleum Corporation
(formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

10.  Contingencies and Commitments (continued)

c)
The Company entered into a Participation Agreement dated October 19, 2005 with Kerogen Energy, Inc., to earn a 30% interest in certain prospects located in the Southern Fort Worth Basin, Texas. The Company must pay $597,600, of which $300,000 has been paid, and the balance is payable on October 30, 2006.

d)
The Company entered into a Letter Agreement dated October 28, 2005 with Hunter Energy LLC to acquire a 25% working interest in three prospects located in Colorado, Wyoming and Montana. The Company is committed to pay up to $4,492,334, and must pay $1,000,000 by November 4, 2005 (paid) and an additional $1,000,000 by November 30, 2005 (paid). The Company must pay 33.333% of the costs of drilling the first well, and 25% of the costs thereafter.

11.  Subsequent Event

In December, 2005, the Company entered into a securities purchase agreement with a single accredited investor (the “Purchase Agreement”) pursuant to which the investor agreed to purchase a 5% convertible debenture with a principal amount of up to $15,000,000. The convertible debenture is convertible into common stock at any time by dividing the dollar amount being converted by the lower of $5.00 (the “Fixed Price”) or 90% of the average of the three lowest daily volume weighted average prices of the common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the conversion date. The Company has the right to redeem a portion of all amounts outstanding under the convertible debenture prior to the maturity date provided that the closing bid price of the Company’s common stock is less than the Fixed Price at the time of the redemption. The Company may redeem the convertible debenture by paying 120% of the invested amount together with any unpaid interest. As a condition of the Private Placement, the Company agreed to file a registration statement registering the shares of common stock (the "Registration Statement") issuable on conversion of the convertible debenture in order to receive all of the proceeds of the Private Placement. The convertible debenture will be due and payable in December, 2008.

The gross proceeds of the Private Placement will be paid as follows:

(i)	$5,000,000 within two days of closing (received);

(ii)	$5,000,000 on the second day prior to the filing date of the Registration Statement; and

(iii)	$5,000,000 on the fifth business day following the effective date of the Registration Statement.

There are no assurances that the Company's Registration Statement will become effective or that the Company will receive the last two payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned projects, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

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

The changeover from a mining to an oil and gas exploration company has taken place over the last eight months, during one of the strongest bull markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil currently, compared to the prior year, is as follows:

Month and Year	Price per barrel	Month and Year	Price per barrel

April 2005	$53	April 2004	$36
May 2005	$49	May 2004	$40
June 2005	$57	June 2004	$38
July 2005	$59	July 2004	$40
August 2005	$65	August 2004	$44
September 2005	$66	September 2004	$46
October 2005	$62	October 2004	$53
November 2005	$58	November 2004	$48

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

Since our last quarterly report, we have undertaken the following major initiatives:

●	Contracted the services of an experienced geo science team, an experienced landman and hired a chief financial officer;
●	Participated in drilling our first deep basin gas well in northwestern Alberta;
●	Secured a drilling rig for our winter 2005/2006 drilling program;
●	Reached an agreement with Kerogen Resources Inc., (“Kerogen”) to pursue opportunities relating to the Barnett Shale Project in the Greater Fort Worth area of East Texas;
●	Reached an agreement with Hunter Energy Exploration, Inc., (“Hunter Energy”) to explore approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana;
●	Participated in drilling our first well in the United States with Hunter Energy in Colorado;
●	Participated in drilling our second deep basin gas well in northwestern Alberta; and
●	Completed first stage of $15 million funding.

Plan of Operations

We believe that there are six critical elements for building a successful oil and gas exploration company in the current environment:

1.	People - this includes a qualified board of directors, advisory board members, management, employees, and consultants;
2.	Projects - a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital - based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional fundings;
4.	Technology - the most advanced interpretation methods, techniques and methods should be utilized in order to maximize the potential for finding and developing oil and gas reserves;
5.	Land position - the competitive nature of the oil and gas industry requires a combination of approaches in order to secure sufficient land positions to explore for oil and gas; and
6.	Drilling capability - the competitive nature of the oilfield service industry requires a unique approach and a significant capital commitment in order to secure a drilling rig in today’s marketplace.

People:

In late May 2005 Mark Gustafson was hired as our President, Chief Executive Officer and director with a mandate to aggressively transform us into an emerging oil and gas exploration company. In June 2005, we recruited two additional directors, John Carlson (engineer) and Ron Hietala (petrophysicist). Mr. Hietala was then hired as the President and director of our new 100% owned Alberta operating subsidiary, Elmworth Energy Corporation. Mr. Hietala’s specific mandate is to build a complete organization under his direction in Elmworth based upon his 30 years experience in the oil and gas industry. Specifically, Mr. Hietala’s 19 year career and contacts at Canadian Hunter Exploration Ltd. continues to be critical in order to attract qualified employees and consultants for Elmworth.

Over the past few months, we have contracted or hired several significant additions to the operating team in Elmworth based upon Mr. Hietala’s contacts, including landmen, geologists, geophysicists and engineers. The first notable addition is Dr. Macomb T. Jervey, who has over 30 years of geological experience, a portion of which was as Exploration Vice President at Canadian Hunter Exploration Ltd., and has completed 75 proprietary geological studies on areas in British Columbia, Alberta and Saskatchewan. We also added Mr. Clarence Campbell, an industry recognized clastic sedimentologist and stratigrapher, who has worked extensively both domestically and internationally. Mr. Campbell’s practical, hands on experience in Western Canada is a strong asset to the integrated geological and geophysical projects. The final addition to the geoscience team is Mr. Arthur Bowman. Mr. Bowman received a BSc. from University of Toronto in 1977 and began his geophysical career in Calgary with Chevron Canada Resources Ltd. At Chevron, Mr. Bowman worked as an interpreter on various projects in Alberta and North Eastern British Columbia. More recently, Mr. Bowman was a founder of Defiant Energy Corp. The company commenced operations in 1998 and established production of 3,500 barrels of oil equivalent per day until the company was sold to Advantage Energy Trust in 2004. Mr. Bowman acted as geophysicist, geologist and Vice-President of Exploration. The Elmworth geoscience team was complemented by the addition of an experienced landman, Mr. Neil McPherson. Mr. McPherson brings thirty-six years of land expertise to Elmworth. Upon graduation from the University of Calgary in 1969 with a B.A., Mr. McPherson began his career in the land department of Mobil Oil Canada Ltd. He was actively involved in both surface and mineral land issues. Subsequent to this, he has held a variety of senior and executive positions with companies such as Sundance Oil Canada Ltd., Covenant Resources Ltd., Oakwood Petroleum, Morgan Hydrocarbons, Mannville Oil and Gas Ltd. and High Point Resources Inc.

In addition, we are actively seeking at least one more person to join our board of directors and several people to join our advisory board. We do not intend to hire a significant number of employees over the next twelve months, as we intend to utilize our strong industry contacts with top quality consultants and contractors.

Projects:

During the current quarter ended October 31, 2005, we further refined our strategic plan and have determined that the maximum value to all of our stakeholders is best served by targeting three focused project areas that provide geographical diversification and acceptable returns for invested capital. The three major project areas are as follows:

West Central Alberta Deep Basin Opportunities

Based upon Mr. Hietala’s successful career at Canadian Hunter Exploration Ltd. in developing natural gas in northwestern Alberta (Deep Basin), our board decided in June 2005 to consider exploring for natural gas in this area. In order to confirm the potential upside for Elmworth in exploring for natural gas in this area, two consulting firms were engaged. Calgary based Sproule Associates Limited prepared an independent geological assessment of the target area in June and concluded that there was approximately 820 bcf (billion cubic feet) of discovered and undiscovered recoverable raw gas remaining to be produced from the targeted horizons. In July 2005, Calgary based Petrel Robertson Consulting Ltd. prepared a broader geological resource assessment of this target area and concluded that the estimated gas in place is approximately 2,000 bcf. Based upon Mr. Hietala’s experience and these two reports, we have decided to explore these zones.

On October 13, 2005, Elmworth participated in a 2,500 meter (8,250 feet) Cretaceous drilling project in the Deep Basin of West Central Alberta. This first evaluation well will allow us to earn the right to drill in five additional sections of land (approximately 3,200 acres). The operator of the well is an experienced, Calgary-based company with strong capabilities in all phases of drilling, completion and production. Elmworth will be paying 38.5% of the costs. The drilling portion of this well attributable to Elmworth is expected to cost $425,000. Elmworth’s operating partner obtained this opportunity from a royalty trust company and offered the interest to Elmworth on equal terms to itself. It is Elmworth’s intent to pursue projects such as this in order to establish good working relationships and to acquire select land positions in the highly competitive Deep Basin area of Alberta. The intervals are interpreted to be gas bearing with deliverability being the key factor to commerciality. There is existing pipeline capacity in the area. Should the first location be successful, a near term follow up well is planned.

Barnett Shale Project - Greater Fort Worth Basin, Texas

The Barnett Shale trend was pioneered by Mitchell Energy starting in 1981. Commercialization of the project was slow to occur until the application of large water fracturing stimulations at the Newark East Field in 1997. A second technology breakthrough occurred with the application of horizontal wells and selective stimulations. The Barnett Shale trend now supports daily production in excess of 1.4 bcf per day of natural gas with the USGS (United States Geological Survey) estimating a resource potential of greater than 25 tcf (trillion cubic feet) of natural gas. The Barnett Shale trend is the largest gas field in Texas with the productive limits being expanded as the eighty plus active drilling rigs deliver new insights and understanding to the area operators. Triangle USA has entered into the Barnett Shale trend through a joint venture with Kerogen Resources Inc. (“Kerogen”) of Houston, Texas. Kerogen’s focus is to identify and exploit present and future shale gas projects within the United Sates and internationally. The team forming Kerogen has an excellent track record of finding large resource plays in Canada and the United States. The principals of Kerogen also have many years of shale gas evaluation experience coupled with active involvement in the drilling, completion and production phases of Barnett Shale gas. Triangle USA, along with the joint venture partners, have commenced a land acquisition phase in the Fort Worth Basin (Texas). The acreage acquisition program will be followed by a focused 3-D seismic acquisition program and horizontal wells designed to quantify the Barnett Shale gas potential. Triangle USA believes the Barnett Shale trend to be a relatively low risk, repeatable opportunity that will continue to benefit from the application of new technology and sound field procedures. Triangle USA along with its joint venture partner, Kerogen, will also evaluate other shale gas projects outside of the Greater Fort Worth Basin.

Hunter Energy Joint Venture Opportunity

On October 31, 2005 we executed a joint venture agreement with Hunter Energy of Denver Colorado. The joint venture currently has approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana. At least one well will be drilled in each area. Triangle USA has committed a minimum of $4.5 million to this joint venture. Based upon the results of the initial exploratory program, we have the option to participate in additional land acquisitions and drilling programs. Hunter has a unique exploration team whose members have an exceptional track record of finding large oil and gas fields. The company is led by Mr. John Masters, the founder of Canadian Hunter Exploration Limited (“Canadian Hunter”). Canadian Hunter pioneered the exploration concepts of pervasive gas saturated reservoir accumulations that today are known as Basin Centered Gas Fields. The observations and the technical understanding led by John Masters and the Canadian Hunter team have resulted in multi-TCF’s (trillion cubic feet) of gas being produced to date in the Western Canadian Sedimentary Basin. The greater Deep Basin today continues to be a cornerstone in the asset base of many Canadian and international companies. Hunter has a team of 11 petroleum technology experts and 12 associated staff, several of whom were trained at Canadian Hunter. John Masters and his team have developed a number of large regional oil and gas projects in the Rocky Mountains of the United States. The detailed geological and subsurface interpretations completed by Hunter form the basis of a new exploration program. The business environment of the Rocky Mountain basins is attractive to establishing new projects. Land costs, drilling density and most importantly, hydrocarbon potential are all favorable in the areas selected by the experienced team at Hunter.

Capital:

Based upon a new board of directors and an exploration program for Elmworth, we were able to secure a $6 million convertible debenture financing. The first tranche of $1 million was received in June 2005 and the balance of $5 million was received in July 2005. This funding was completed with one accredited investor and with no fees, other than legal costs to prepare a registration statement. This financing allowed us to proceed in executing our operating plan over the next several months.

In anticipation of the significant funds required to undertake the projects mentioned above and to acquire additional seismic data, acquire a land position, and launch a drilling program this winter, we anticipate that we will require approximately $25 million in additional funding. We have recently secured a $15 million funding commitment from one institutional investor with gross proceeds received on the first closing of $5 million. On each of the second and third closings, we will receive another tranche of $5 million. The second closing will occur two business days prior to filing a registration statement registering the shares of common stock underlying the convertible debentures. We are contractually obligated to file the registration statement no later than January 22, 2006, although we anticipate filing prior to that date. The third closing will occur within five days after the registration statement is declared effective by the Securities and Exchange Commission. We currently do not have any contracts or commitments for the remaining financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Technology:

One of the keys to finding natural gas is the use of available resources and advanced technological methods. In June 2005, Elmworth acquired $576,000 of new, high quality three dimensional seismic data covering 30 square miles in northwestern Alberta. This initial seismic data is currently being interpreted by the experienced team of geologists and geophysicists. We anticipate that this review will be finalized during the first fiscal quarter of 2006. The initial objective here is to identify preliminary locations to target within the selected area. The acquired seismic will be used to establish opportunities in this multi-horizon area.

Over the winter months, we anticipate making additional seismic purchases in order to continue the interpretation and drilling location selection process. This front-end process normally takes from six to twenty-four months; however Elmworth is attempting to complete this initial phase in a shorter period in order to prepare for this winter’s drilling season, which typically lasts from December to March. The experienced land and geoscience team, along with Mr. Hietala’s familiarity with the Deep Basin are critical to speeding up this process.

In addition to state of the art seismic interpretation, Elmworth will utilize advanced reservoir analysis techniques and the technical experience of its geological and geophysical team to further the opportunity identification process.

Once the specific drilling locations have been identified, Elmworth will utilize the latest drilling and well completion techniques in order to maximize production from each location. The hiring of technical specialists and qualified consulting firms to assist Elmworth during the winter drilling program in February and March 2006 will be essential to establishing production.

Elmworth has concluded two strategic technology partnerships. The first initiative is with the Department of Geophysics at the Colorado School of Mines under its Reservoir Characterization Project. This highly regarded, industry sponsored project, is developing advanced techniques to identify production from “Basin Centered” gas accumulations similar to the projects being pursued by Elmworth in the Alberta Deep Basin and also by Hunter Energy in the Rocky Mountain areas of the United States. The second initiative is with the Department of Geophysics at Stanford University. This project should provide Elmworth with key expertise related to seismic attribute analysis. Seismic attribute analysis is believed to provide new insights that will be used to identify drilling opportunities in the extensive 3-D seismic surveys being acquired by Elmworth in the Deep Basin. The strategic technology initiatives should support the Elmworth geo-science team and allow the team to focus on opportunity identification and land acquisition.

Land:

There are four different methods to acquire or participate in the leasing of oil and gas rights under the land in the target area:

(a)
conventional crown land postings - under the current highly competitive environment, Elmworth will attempt to bid for oil and gas rights on lands that the province of Alberta owns pursuant to their regular land auction process.

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

The acquisition of mineral rights on lands within the targeted area is an ongoing process that will continue throughout the drilling programs. To date, Elmworth has acquired oil and gas interests via joint venture farm-ins.

Drilling capability:

On October 24, 2005, Elmworth executed a letter of intent with a Calgary, Alberta based drilling contractor to secure a drilling rig for Elmworth’s Canadian winter 2005/2006 program. The 3,000 meter rig will be located in the south Grande Prairie Area. Calgary based Crest Energy Consultants has been engaged by Elmworth to design and supervise all phases of the drilling and completion programs for the company in Canada.

Projected Quarterly Milestones

November 2005 to January 2006:

● Continue to hire qualified personnel and consultants.
● Continue acquiring, processing and interpreting seismic in targeted areas.
● Identify specific drilling locations and apply for well permits.
● Secure additional funding from equity and debt sources.
● Acquire initial land positions through crown lease sales/joint ventures.
● Prepare drilling sites for winter drilling program.

February 2006 to April 2006:

•	Add production based personnel and/or consultants.
•	Continue winter drilling program in Canada and the United States.
•	Seek additional sources of equity capital.
•	Continue adding to land position via crown sales/joint ventures.
•	Acquire initial land position in Barnett Shale project.

May 2006 to July 2006:

•	Commence work on completing wells drilled during the winter.
•	Commence spring/summer drilling in the Hunter Energy project.
•	Continue to increase land position in Canada and the United States.
•	Commence a seismic program on the Barnett Shale Project on acquired land.

August 2006 to October 2006:

•	Continue to increase land position in Canada and the United States.
•	Commence drilling on lands in Barnett Shale Project.
•	Continue drilling in the Hunter Energy Project.
•	Continue completion work on wells previously drilled.
.
Liquidity and Capital Resources

As of October 31, 2005, we had working capital of $4,151,389, resulting primarily from our cash and cash equivalents of $4,249,511 at quarter end. For the nine months ended October 31, 2005, we generated a net cash flow deficit from operating activities of $483,239. Cash used in investing activities totaled $1,410,352, which was primarily utilized for Elmworth’s share of costs relating to the drilling of the first Alberta deep basin gas well and the initial payment to Kerogen Resources to participate in the Barnett Shale Project joint venture. Cash provided by financing activities totaled $5,995,000 from the sale of convertible debentures.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for a few months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Since the conversion price of the convertible debenture was less than the market price of the common stock at the time the convertible debentures were issued, we recognized a a charge of $1,125,000 relating to the beneficial conversion feature of the $6,000,000 of convertible debentures issued during the second quarter.

In connection with the private placement, we granted the investor registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by August 18, 2005, or if we did not have the registration statement declared effective within 120 days thereafter, we are obligated to pay liquidated damages in the amount of 1.0% for each 30-day period or pro rata for any portion thereof following the date by which such registration statement should have been filed for which no Registration Statement is filed. We did not file the registration statement until October 7, 2005, however, the investor orally agreed to waive any liquidated damages.

On December 8, 2005, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell Capital Partners L.P. (“Cornell”) providing for the sale by us to Cornell of our 5% secured convertible debentures in the aggregate principal amount of $15,000,000 (the “Debentures”) of which $5,000,000 was advanced immediately. The second installment of $5,000,000 will be advanced immediately prior to our filing of the Registration Statement (as defined below) with the Securities and Exchange Commission (the “Commission”). The last installment of $5,000,000 will be advanced within five days after the Registration Statement is declared effective by the Commission.

The Debentures mature on the third anniversary of the date of issuance (the “Maturity Date”) and bear interest at the annual rate of 5%. We are not required to make any payments until the Maturity Date.

Holders may convert, at any time, any amount outstanding under the Debentures into shares of our common stock (the “Common Stock”) at a conversion price per share equal to the lesser of $5.00 or 90% of the average of the three lowest daily volume weighted average prices of the Common Stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion.

At our option, we have the right, with three business days advance written notice, to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date provided that the closing bid price of the Common Stock, is less than $5.00 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 20% redemption premium, and accrued interest.

In connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures. We are obligated to use our best efforts to cause the Registration Statement to be declared effective no later than June 30, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures have been sold. In the event of a default of our obligations under the Registration Rights Agreement, including our agreement to file the Registration Statement with the Securities and Exchange Commission no later than January 22, 2006, or if the Registration Statement is not declared effective by June 30, 2006, we are required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

The investor has agreed to restrict its ability to convert the Debenture and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

In connection with the Securities Purchase Agreement, we and each of our subsidiaries executed security agreements (the “Security Agreements”) in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the Debentures or Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of October 31, 2005, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of October 31, 2005, all of our oil and gas properties were unproved and were excluded from amortization.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $31,444 for the year ended January 31, 2005 and $16,237 for the year ended January 31, 2004. For the nine months ended October 31, 2005, we incurred a net loss of $3,057,735. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $25,000,000 to fund our continued and planned operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

If We Are Unable to Retain the Services of Messrs. Gustafson and Hietala or If We Are Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in Oil and Gas Exploration, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Mark Gustafson, our Chief Executive Officer, President, and a director and Mr. Ron Hietala, a director and President of Elmworth Energy Corporation. Loss of the services of Messrs. Gustafson or Hietala could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Gustafson or Hietala. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

As of December 12, 2005, we had 18,282,530 shares of common stock issued and outstanding, convertible debentures issued in June and July 2005 outstanding that may be converted into 6,000,000 shares of common stock, outstanding warrants issued in June and July 2005 to purchase 6,000,000 shares of common stock and convertible debentures issued in December 2005 outstanding that may be converted into 1,000,000 shares of common stock. All of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants issued in June and July 2005, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures: As of October 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 29, 2005, we received a letter from counsel for Golden Eagle Energy Ltd. which accused Ron Hietala, the President of our Elmworth subsidiary, of usurping a corporate opportunity presented to Golden Eagle Energy, at which Mr. Hietala worked prior to his employment with us. We have retained counsel in this matter and our counsel has provided a response to Golden Eagle Energy denying all their claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 22, 2005, we issued 300,000 shares of common stock at a fair value of $474,000 for investor relations services to be provided over a term of one year. Such issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

TRIANGLE PETROLEUM CORPORATION

Date: December 15, 2005	By: /s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: December 15, 2005	By: /s/ ALY MUSANI
Aly Musani
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)