Form 10KSB
period 2006-01-31
Triangle Petroleum CORP
filed 2006-05-01
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2006

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-51321

TRIANGLE PETROLEUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1110, 521 - 3 Avenue SW Calgary, Alberta, Canada	T2P 323	(403) 262-4471
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00001 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ x ]  No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No  [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes [ ] No  [ x ]  Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2006 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on April 25, 2006, was $56,432,474.45.

As of April 25, 2006 there were 19,882,530 shares of issuer’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION
FORM 10-KSB

For the Fiscal Year Ended January 31, 2006

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of Triangle Petroleum Corporation on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated in the State of Nevada on December 11, 2003 under the name Peloton Resources Inc. In December 2003, we purchased six mineral claims situated in the Greenwood Mining Division in the Province of British Columbia, Canada. Our principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Subsequent to the period, we abandoned our mineral property as a result of poor exploration results, and decided to change our principal business to that of acquisition and exploration of oil and gas resource properties. On May 10, 2005, we changed our name to Triangle Petroleum Corporation.

We are an exploration company primarily focused on large resource plays in the Deep Basin area of Western Canada and in select areas of the Western United States. A highly experienced management team has been assembled to optimize the Company’s opportunities through its operating subsidiaries - Elmworth Energy Corporation in Canada and Triangle USA Petroleum Corporation in the United States. Advanced reservoir description techniques will compliment state-of-the-art 3D seismic interpretations to optimize drill sites. Project specific drilling and well completion techniques will be employed to optimize the production potential for each new pool. A land acquisition strategy employing traditional and new business models will be used to secure opportunities for us.

THE NATURAL GAS INDUSTRY

The Rise of Natural Gas

Little more than a half-century ago, drillers seeking valuable crude oil bemoaned the discovery of natural gas, despite it being the most efficient and cleanest burning fossil fuel. Given the lack of transportation infrastructure at the time, wells had to be capped or the gas flared. As the U.S. economy expanded after World War II, the development of a vast interstate transmission system facilitated widespread consumption of natural gas in homes and business establishments. By 1970, natural gas consumption, on a heat-equivalent basis, had risen to three-fourths that of oil. But in the following decade, consumption lagged because of competitive inroads made by coal and nuclear power.

The demand for natural gas rose sharply in the 1980’s, when consumers and businesses began to find more uses for it. After years as a low-value commodity, natural gas ascended into the spotlight as demand for the fuel to fire power plants, heat homes and serve as a chemical feedstock outstripped the petroleum industry's ability to tap new reserves. In the 1990’s, the popularity of natural gas as an economic and environmentally benign fossil fuel made it the fuel of choice for power generation.

By the year 2000, the U.S. economy was thriving, fueled by cheap energy. To meet the growing need for electricity, U.S. utilities ordered 180,000 Megawatts of gas-fired power plants to be installed by 2005. This was, by far, the largest amount of power generation capacity ever installed in such a short period. As a result, the U.S. electricity supply margins and its economy became dependent on natural gas availability and price. Today, any new electricity capacity brought on line is generated by natural gas, rather than oil, coal, water or nuclear. This has prompted the National Petroleum Council to predict that electricity generation will be responsible for 47% of the increase in natural gas consumption between 1998 and 2010.

U.S. Dependency

The United States currently depends on natural gas for approximately 23% of its total primary energy requirements. But with its commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.

From 1990 through 2003, natural gas consumption in the United States increased by 14%. In 2004, natural gas demand was expected to increase by 1.1% due to increasing economic growth, the continuing rise in electricity demand, and below-average hydroelectric power levels in the Pacific Northwest. Demand growth in 2005 is expected to be flat as natural gas end-use prices remain high. Still, consumption is expected to increase at an average rate of 1.8% per year to 35 trillion cubic feet (Tcf) per year in 2025, from 22 Tcf in 2003 - a 50% increase over the next two decades.

The demand for natural gas is further influenced by the crude oil market. Although crude oil and natural gas are two separate commodities, their prices have historically been correlated at irregular intervals. Strong oil prices generally keep natural gas prices elevated because fuel oil is a possible substitute for natural gas. As the price of crude oil increases, some industries switch to natural gas. This is particularly true in the electricity sector.

The Supply Shortage

Presently, the United States relies on three sources for its natural gas. Domestic production accounts for 80% of supply. Imports from Canada, mainly the western provinces of Alberta, British Columbia and Saskatchewan provide an additional 16%. Imports of liquefied natural gas make up the remainder.

According to the Macro Energy Outlook 2006 a report produced by Simmons & Company, a recognized authority in the energy industry, domestic natural gas production was expected to decrease from 51.2 billion cubic feet per day (Bcfd) to 49.1 Bcfd in 2005, a decrease of 4%. This same report indicates that domestic production is expected to continue to decline over the next several years resulting in a production rate of 45.3 Bcfd by 2010, a decrease of 8% from 2005 levels. According to the report, high natural gas prices resulted in strong natural gas-directed drilling activity during 2005, however, an uncharacteristically harsh hurricane season in the U.S. Gulf Coast caused significant damage to production infrastructure in that area and had a large negative impact on natural gas production. Production is expected to continue to fall through 2010 despite high levels of industry activity. As indicated in Simmons & Company’s Macro Energy Outlook 2006, issued January 18, 2006, “While we expect domestic drilling activity to increase by 15% in 2006, we do not expect the rig fleet to grow rapidly enough to maintain current production levels.”

According to the Energy Information Administration’s Annual Energy Outlook 2006, despite rising new natural gas well completions, high drilling rates are expected to only modestly improve U.S. domestic production levels to 21.2 Tcf by 2025. Many of the wells that have produced abundant quantities of natural gas since the 1980s and 1990s are in terminal decline, yielding rapidly diminishing returns. These waning reserves have not become readily apparent because the natural gas industry has been bringing new fields online in a frantic effort to keep production levels from dropping too rapidly. Unfortunately, newer plays tend to be smaller and are produced (and depleted) quickly in the effort to maintain overall production levels. Whereas the first year depletion rate of a typical new natural gas well drilled in 1997 was21%, in 2005 the rate was 30%, meaning that new wells are soon depleted and must be replaced. Since nearly half of the U.S. natural gas supply is coming from wells that have been drilled in the past five years, this declining trend is likely to continue.

Canadian Gas Declining

Historically, the United States has looked to Canada for approximately 15% of its natural gas supply. But Canada faces many of the same supply challenges as the United States. While Canadian demand for gas is growing, Canadian producers are also struggling with declining output from mature fields. With gas imports from Canada expected to remain flat at 9.9 Bcfd between 2005 and 2006, and expected to fall to 9.4 Bcfd by 2010, it is unlikely that the U.S. can look to Canada to soften the supply gap anytime soon.

Commodity Price Volatility

Oil and natural gas prices are volatile and subject to a number of external factors.  Prices are cyclical and fluctuate as a result of shifts in the balance between supply and demand for oil and natural gas, world and North American market forces, conflicts in middle eastern countries, inventory and storage levels, OPEC policy, weather patterns and other factors. OPEC supply curtailment, tensions in the middle east, increased demand in China and low North American crude stocks have kept crude oil prices high.  Natural gas prices are greatly influenced by market forces in North America since the primary source of supply is contained within the continent.  Market forces include the industry's ability to find new production and reserves to offset declining production, economic factors influencing industrial demand, weather patterns affecting heating demand and the price of oil for fuel switching.

Foreign Currency Exchange Rates

World oil prices are quoted in U.S. dollars and the price received by Canadian producers is therefore affected by the $US/$CDN exchange rate that may fluctuate over time.  A material increase in the value of the Canadian dollar relative to its U.S. counterpart had an offsetting effect on the gains in the U.S. denominated WTI oil price.

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted.  Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances.  Natural gas is used principally as a heating fuel and for power generation.  Accordingly, seasonal variations in weather patterns affect the demand for natural gas.  Depending on prevailing conditions, the prices received for sales of natural gas are generally higher in winter than summer months, while prices are generally higher in summer than spring and fall months.

Industry Consolidation and Competition

Over the past few years, consolidation within the Canadian oil and gas industry has resulted in a significant change in the number of junior to intermediate-sized exploration and production companies.  Oil and gas trusts have been in high demand and they are driving the market for corporate and asset acquisitions in Canada.  The strength of commodity prices has resulted in significantly increased operating cash flows and has led to increased drilling activity.  This industry activity will increase competition for undeveloped lands; skilled personnel; access to drilling rigs, service rigs and other equipment; and access to processing and gathering facilities, all of which may cause drilling and operating costs to increase.

Pricing and Marketing - Oil and Natural Gas

In Canada, producers of oil and natural gas negotiate sales contracts directly with purchasers, with the result that the market determines the price of oil and natural gas.  Exports from Canada may be made pursuant to export contracts with terms not exceeding one year, in the case of light crude, and not exceeding two years, in the case of heavy crude and natural gas, provided that an order approving any such export has been obtained from the National Energy Board.  Exports of longer terms require an exporter to obtain an export license from the National Energy Board and the issue of such a license requires the approval of the Governor in Council.  In western Canada, the various provincial governments also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere, based on such factors as reserve availability, transportation arrangements and market considerations.

Land Tenure

Oil and natural gas located in the western provinces is owned predominantly by the respective provincial governments who grant rights to explore for and produce oil and natural gas pursuant to leases, licenses and permits based upon conditions set forth in provincial legislation.  Oil and natural gas rights may also be privately owned and rights to explore for and produce such oil and natural gas are generally granted by lease from the freehold owner on such terms and conditions as may be negotiated.

COMPETITORS

In the Deep Basin area of Western Canada that we are targeting, we have several active competitors and many potential competitors, including all public and private oil and gas exploration companies in North America as well as select companies from China and Europe.

Some of the larger and well capitalized companies that are actively exploring and producing from the Deep Basin area include BP Canada Energy Company, Burlington Resources Canada Ltd., Devon Canada Corporation, and Talisman Energy Inc. Each of these companies has significant existing cash flow, capital budgets and in-house expertise to continue seeking additional oil and gas reserves in the Deep Basin.

In the Barnett Shale area located in the Greater Fort Worth Basin of Texas, we compete with a number of larger well known oil and gas exploration companies such as Burlington Resources, Devon Energy, EOG Resources, Encana, Murphy Oil and Quicksilver Resources. Each of these companies has significant financial resources as well as specialized engineering expertise in the area which makes them formidable competitors. Due to the area’s significant potential upside, the Barnett Shale has recently attracted a great deal of interest from numerous other companies and it is expected that the competition for land, personnel and equipment will become more intense over the months and years ahead.

GOVERNMENTAL REGULATIONS

Canada

The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. We do not expect that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas industry participants of similar size.

Crude oil and natural gas located in Alberta and Saskatchewan are owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce oil and natural gas under leases, licenses and permits with terms generally varying from two years to five years and on conditions contained in provincial legislation. Leases, licenses and permits may be continued indefinitely by producing under the lease, license or permit. Some of the oil and natural gas located in these provinces is privately owned and rights to explore for and produce oil and natural gas are granted by the mineral owners on negotiated terms and conditions.

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. The price depends in part on supply/demand balance, oil quality, prices of competing fuels, distance to market, access to downstream transportation and the value of refined products.

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Such price depends, in part, on natural gas heating value, prices of competing natural gas and other fuels, distance to market, access to downstream transportation, length of contract term, weather conditions, the supply/demand balance and other contractual terms.

In addition to federal regulation, each province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than government lands are determined by negotiations between the mineral owner and the lessee. Royalties on government land are determined by government regulation and are generally calculated as a percentage of the value of gross production, and the rate of royalties payable generally depends upon prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

In Alberta, the royalty reserved to the Crown in respect of natural gas production, subject to various incentives, is between 15% and 30%, in the case of new natural gas, and between 15% and 35%, in the case of old natural gas, depending upon a prescribed or corporate average reference price. Natural gas produced from qualifying exploratory natural gas wells spudded or deepened after July 31, 1985 and before June 1, 1988 is eligible for a royalty exemption for a period of 12 months, up to a prescribed maximum amount. Natural gas produced from qualifying intervals in eligible gas wells spudded or deepened to a depth below 2,500 meters is also subject to a royalty exemption, the amount of which depends on the depth of the wells.

The North American Free Trade Agreement among the governments of Canada, the United States and Mexico became effective on January 1, 1994. NAFTA carries forward most of the material energy terms that are contained in the Canada-U.S. Free Trade Agreement. Subject to the General Agreement on Tariffs and Trade, Canada continues to remain free to determine whether exports of energy resources to the United States or Mexico will be allowed, so long as any export restrictions do not:

• reduce the proportion of energy resources exported relative to total supply (based upon the proportion prevailing in the most recent 36 month period or another representative period agreed upon by the parties);

• impose an export price higher than the domestic price (subject to an exception that applies to some measures that only restrict the value of exports); or

• disrupt normal channels of supply.

All three countries are prohibited from imposing minimum or maximum export or import price requirements, with some limited exceptions.

United States

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

ENVIRONMENTAL

Canada

The oil and natural gas industry is governed by environmental regulation under Canadian federal and provincial laws, rules and regulations, which restrict and prohibit the release or emission and regulate the storage and transportation of various substances produced or utilized in association with oil and natural gas industry operations. In addition, applicable environmental laws require that well and facility sites be abandoned and reclaimed, to the satisfaction of provincial authorities, in order to remediate these sites to near natural conditions. Also, environmental laws may impose upon “responsible persons” remediation obligations on property designated as a contaminated site. Responsible persons include persons responsible for the substance causing the contamination, persons who caused the release of the substance and any present or past owner, tenant or other person in possession of the site. Compliance with such legislation can require significant expenditures. A breach of environmental laws may result in the imposition of fines and penalties and suspension of production, in addition to the costs of abandonment and reclamation.

In Alberta, all applicable environmental laws are consolidated in the Alberta Environmental Protection and Enhancement Act. Under this Act, environmental standards and requirements applicable to compliance, cleanup and reporting have been made more strict. Also, the range of enforcement actions available and the severity of penalties have been significantly increased. These changes will have an incremental increase in the cost of conducting oil and natural gas operations in Alberta.

In 1994, the United Nations' Framework Convention on Climate Change came into force and three years later led to the Kyoto Protocol which requires, upon ratification, nations to reduce their emissions of carbon dioxide and other greenhouse gases. In December 2002, the Canadian federal government ratified the Kyoto Protocol. If certain conditions are met and the Kyoto Protocol enters into force internationally, Canada will be required to reduce its greenhouse gas (GHG) emissions. Currently the upstream crude oil and natural gas sector is in discussions with various provincial and federal levels of government regarding the development of greenhouse gas regulations for the industry. It is premature to predict what impact these potential regulations could have on us but it is possible that we would face increases in operating costs in order to comply with a GHG emissions target.

United States

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We have established guidelines and management systems to ensure compliance with environmental laws, rules and regulations. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

RESEARCH AND DEVELOPMENT

Our business plan is focused on a strategy for maximizing the success of our long-term exploration and drilling program in the Northwest Alberta region of Canada. To date, execution of our business plan has largely focused on acquiring prospective leases from which we intend to establish a going forward exploration and development plan.

Elmworth acquired access to 120 square miles (approximately 200 square kilometers) of new, high quality three dimensional seismic data in the Deep Basin of Northwestern Alberta. This confidential agreement allows Elmworth a time period to utilize this data to focus on acquiring initial land positions and to refine potential drilling locations. The interpretation of the initial seismic data was completed by our experienced team of geologists and geophysicists during the first quarter of 2006.

The second 120 sq. mile 3-D seismic acquisition phase was completed in January of 2006. This data set has been merged with the initial 120 sq. mile 3-D data volume. Elmworth has licensed a well and built a location in the Wapiti area of Northwestern Alberta. Jervey Geological Consulting has concluded its study, review and assessment of the hydrocarbon potential within the expanded 3-D seismic area. The results of this study, along with the seismic re-processing and interpretations currently underway, will form the basis for the exploration plan in this project.

EMPLOYEES

As of April 1, 2006, we had three full time employees, including our President, Chief Financial Officer and our office manager. We consider our relations with our employees to be good.

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $8,292,439 and $31,444 for the years ended January 31, 2006 and 2005, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 10, 2006, our independent auditors stated that our financial statements for the year ended January 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our success depends to a significant extent upon the continued services of Mr. Mark Gustafson, our Chief Executive Officer, President, and a director and Mr. Ron Hietala, a director and President of Elmworth Energy Corporation, our wholly-owned subsidiary. Loss of the services of Messrs. Gustafson or Hietala could have a material adverse effect on our growth, revenues, and prospective business. We are in the process of obtaining key-man insurance on the life of Messrs. Gustafson or Hietala. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As Our Properties are in the Exploration Stage, There Can be no Assurance That We Will Establish Commercial Discoveries on Our Properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

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

Exploration Activities are Subject to Certain Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of Our Operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

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

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 25, 2006, we had 19,882,530 shares of common stock issued and outstanding, convertible debentures issued in June and July 2005 outstanding that may be converted into 4,400,000 shares of common stock, secured convertible debentures issued in December 2005 and January 2006 outstanding that may be converted into 2,751,410 shares of common stock based on current market prices, convertible debentures issued on December 28, 2005 and January 23, 2006 outstanding that may be converted into 2,500,000 shares of common stock, and outstanding warrants to purchase 7,250,000 shares of common stock. In addition, we have an obligation pursuant to our securities purchase agreements entered into in December 2005 to issue additional debentures that may be converted into 1,375,705 shares of our common stock based on current market prices. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of April 25, 2006 of $4.05.

% Below Market	Price Per Share	With Discount at 10%	Number of Shares Issuable	% of Outstanding Stock
25%	$3.0375	$2.73375	5,486,969	21.63%
50%	$2.025	$1.8225	8,230,453	29.28%
75%	$1.0125	$0.91125	16,460,906	45.29%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature of our Secured Convertible Debentures May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

The secured convertible debentures are convertible into shares of our common stock at a 10% discount to the trading price of the common stock prior to the conversion. The downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. Short sales by investors could place further downward pressure on the price of the common stock. In addition, not only the sale of shares issued upon conversion of secured convertible debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Debentures, Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the secured convertible debentures and convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Cornell Capital Partners LP may not convert their secured convertible notes if such conversion would cause them to own more than 4.99% of our outstanding common stock and Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG and Centrum Bank may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent Cornell Capital Partners LP, Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG and Centrum Bank from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Cornell Capital Partners LP, Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG and Centrum Bank could sell more than their limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued upon conversion of the secured convertible debentures which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Debentures and Registered Pursuant To a Registration Statement May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering On A Registration Statement Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible debentures. Accordingly, we have allocated and registered 6,000,000 shares on a registration statement to cover the conversion of the secured convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible debentures and have registered pursuant to the registration statement may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required for any Reason to Repay Our Outstanding Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In December 2005, we entered into three Securities Purchase Agreements for the sale of an aggregate of $25,000,000 principal amount of convertible debentures, secured and unsecured. The $15,000,000 in secured convertible debentures are due and payable, with 5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $10,000,000 secured convertible debentures outstanding, the investors are obligated to purchase additional secured convertible debentures in the aggregate of $5,000,000. Additionally, the $10,000,000 in convertible debentures are due and payable, with 7.5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, secured and unsecured, including default interest rate on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures, secured and unsecured, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we were required to repay the convertible debentures, secured and unsecured, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the Securities Purchase Agreement dated December 8, 2005, Secured Convertible Debentures or Security Agreements, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreement dated December 8, 2005, we and our subsidiaries executed Security Agreements in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the Securities Purchase Agreement, Secured Convertible Debentures or Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating to Our Common Stock:

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

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal office at 1110, 521-3rd Ave. SW, Calgary, Alberta, Canada T2P 3T3. Our telephone number at that office is (403) 262-4471 and our facsimile number is (403) 262-4472. Our current office space consists of approximately 1,880 square feet. The lease runs until September 30, 2009 at a cost of $4,750 Cndn (approximately $4,127 US based on current exchange rates) per month. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

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

On July 29, 2005, we received a letter from counsel for Golden Eagle Energy Ltd. which accused Ron Hietala, the President of our Elmworth subsidiary, of usurping a corporate opportunity presented to Golden Eagle Energy, at which Mr. Hietala worked prior to contracting his services to us. On January 19, 2006 we signed an Area of Mutual Interest (AMI) agreement with Golden Eagle Energy Ltd. This agreement calls for Golden Eagle Energy and Elmworth Energy to cooperate on projects initiated on any of the land areas detailed in the agreement. The AMI also calls for both parties to cease any and all outstanding or contemplated litigation, and to provide each party with mutual releases and quit-claims they may reasonably require.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “TPLM”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2006
	High	Low
First Quarter (1)	$0.25	$0.05
Second Quarter	$3.92	$1.40
Third Quarter	$5.15	$3.61
Fourth Quarter	$7.24	$4.60

Fiscal Year 2007
	High	Low
First Quarter (2)	$5.24	$3.62
Second Quarter	Xxx	Xxx
Third Quarter	Xxx	Xxx
Fourth Quarter	Xxx	Xxx

(1)	Our stock first traded on March 14, 2005.
(2)	As of April 25, 2006.

HOLDERS

As of April 25, 2006, we had approximately 4 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

DIVIDENDS

On May 9, 2005, we declared a stock dividend of six shares of common stock for each one share of common stock outstanding. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. The investors are obligated to provide us with an aggregate of $15,000,000 as follows:

● $5,000,000 was disbursed on December 8, 2005;

● $5,000,000 was disbursed on January 17, 2006; and

● $5,000,000 will be disbursed within five days after the effectiveness of a registration statement registering the resale of the shares of common stock underlying the secured convertible debentures.

Accordingly, we have received a total of $10,000,000 pursuant to the Securities Purchase Agreement.

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. The investor has contractually agreed to restrict its ability to convert the debentures and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock.

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date provided that the closing bid price of our common stock, is less than $5.00 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 20% redemption premium, and accrued interest. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

To obtain funding for our ongoing operations, we entered into Securities Purchase Agreements with two accredited investors on December 28, 2005 for the sale of (i) $10,000,000 in convertible debentures and (ii) warrants to purchase 1,250,000 shares of our common stock. The two accredited investors, Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG and Centrum Bank each subscribed for 50% of the total offering. The investors provided us with an aggregate of $10,000,000 as follows:

● $5,000,000 was disbursed on December 28, 2005; and

● $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we have issued 1,250,000 warrants to purchase shares of common stock.

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On January 10, 2006, we issued 900,000 shares of common stock upon conversion of $900,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On March 9, 2006, we issued 400,000 shares of common stock upon conversion of $400,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On March 27, 2006, we issued 300,000 shares of common stock upon conversion of $300,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

Prior to May 2005, we were known as Peloton Resources Inc., a mining exploration company. Peloton was actively searching for ore bodies containing gold in British Columbia. A consultant was hired to assess the economic viability of exploring for and developing gold reserves on Peloton’s properties. Based upon his report, Peloton decided to abandon all mining activities and to commence shifting towards an oil and gas exploration company. In connection with the shift in operational focus, we changed our name to Triangle Petroleum Corporation.

The changeover from a mining to an oil and gas exploration company has taken place over the last year, during one of the strongest bull markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil currently, compared to the prior year, is as follows:

Month and Year	Price per barrel	Month and Year	Price per barrel

April 2005	$53	April 2004	$36
May 2005	$49	May 2004	$40
June 2005	$57	June 2004	$38
July 2005	$59	July 2004	$40
August 2005	$65	August 2004	$44
September 2005	$66	September 2004	$46
October 2005	$62	October 2004	$53
November 2005	$58	November 2004	$48
December 2005	$59	December 2004	$43
January 2006	$66	January 2005	$47
February 2006	$62	February 2005	$48
March 2006	$63	March 2005	$54

Regardless of which index is used, the trend for natural gas prices has generally followed the crude oil trend. All of these prices are significantly higher than at the same time last year. This is consistent with most oil and gas analysts calling for continued high commodity prices due to strong or rising demand in the United States, China and India relative to regular supply disruptions in the Middle East, Gulf Coast states after Hurricane Katrina and other areas. Although these strong commodity prices have resulted in extremely competitive conditions for the supply of products and services for exploration companies, our outlook remains positive. Despite these strong fundamentals, it should be noted that short term fluctuations in North American natural gas prices will occur based upon seasonal weather patterns.

Since August 2005, we have undertaken the following major initiatives:

●	Contracted the services of an experienced geo science team, an experienced landman and hired a chief financial officer;
●	Participated in drilling four deep basin gas wells in northwestern Alberta;
●	Reached an agreement with Kerogen Resources Inc. to pursue opportunities relating to the Barnett Shale Project in the Greater Fort Worth area of East Texas;
●	Reached an agreement with Hunter Energy Exploration, Inc. to explore approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana;
●	Participated in drilling our first well in the United States with Hunter Energy in Colorado;
●	Completed first two stages of $15 million funding;
●	Completed $10 million funding;
●	Established initial acreage position in the Barnett Shale Project with participation in the purchase of 2,600 acres;
●	Participated in drilling the first well of a three well program in the Barnett Shale Project located in Texas;
●	Increased the initial acreage position in the Barnett Shale Project from 2,600 acres to 7,500 acres; and
●	Participated in drilling a second well in the Barnett Shale Project located in Texas.

Plan of Operations

We believe that there are six critical elements for building a successful oil and gas exploration company in the current environment:

1.	People - this includes a qualified board of directors, advisory board members, management, employees, and consultants;
2.	Projects - a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital - based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional fundings;
4.	Technology - the most advanced interpretation methods, techniques and methods should be utilized in order to maximize the potential for finding and developing oil and gas reserves;
5.	Land position - the competitive nature of the oil and gas industry requires a combination of approaches in order to secure sufficient land positions to explore for oil and gas; and
6.	Drilling capability - the competitive nature of the oilfield service industry requires a unique approach and a significant capital commitment in order to secure a drilling rig in today’s marketplace.

People:

In late May 2005 Mark Gustafson was hired as our President, Chief Executive Officer and director with a mandate to aggressively transform us into an emerging oil and gas exploration company. In June 2005, we recruited two additional directors, John Carlson (engineer) and Ron Hietala (petrophysicist). Mr. Hietala was then retained as the President and director of our Alberta operating subsidiary, Elmworth Energy Corporation. On October 27, 2005, Mr. Hietala’s role was further expanded to include being appointed President of Triangle USA Petroleum Corporation. Mr. Hietala’s specific mandate is to build a complete organization under his direction in Elmworth and Triangle USA based upon his 30 years experience in the oil and gas industry. Specifically, Mr. Hietala’s 19 year career and contacts at Canadian Hunter Exploration Ltd. continues to be critical in order to attract qualified employees and consultants for Elmworth and Triangle USA. In November 2005, we hired Aly Musani as our Chief Financial Officer to oversee all of our financial operations. In March 2006, Mr. Musani’s role was expanded as he was appointed to the role of Secretary and Treasurer.

Over the past nine months, we have contracted several significant additions to the operating team in Elmworth based upon Mr. Hietala’s contacts, including landmen, geologists, geophysicists and engineers. The first notable addition is Dr. Macomb T. Jervey, who has over 30 years of geological experience, a portion of which was as Exploration Vice President at Canadian Hunter Exploration Ltd., and has completed 75 proprietary geological studies on areas in British Columbia, Alberta and Saskatchewan. We also added Mr. Clarence Campbell, an industry recognized clastic sedimentologist and stratigrapher, who has worked extensively both domestically and internationally. Mr. Campbell’s practical, hands on experience in Western Canada is a strong asset to the integrated geological and geophysical projects. The final addition to the geoscience team is Mr. Arthur Bowman. Mr. Bowman received a BSc. from University of Toronto in 1977 and began his geophysical career in Calgary with Chevron Canada Resources Ltd. At Chevron, Mr. Bowman worked as an interpreter on various projects in Alberta and North Eastern British Columbia. More recently, Mr. Bowman was a founder of Defiant Energy Corp. The company commenced operations in 1998 and established production of 3,500 barrels of oil equivalent per day until the company was sold to Advantage Energy Trust in 2004. Mr. Bowman acted as geophysicist, geologist and Vice-President of Exploration. The Elmworth geoscience team was complemented by the addition of an experienced landman, Mr. Neil McPherson. Mr. McPherson brings thirty-six years of land expertise to Elmworth. Upon graduation from the University of Calgary in 1969 with a B.A., Mr. McPherson began his career in the land department of Mobil Oil Canada Ltd. He was actively involved in both surface and mineral land issues. Subsequent to this, he has held a variety of senior and executive positions with companies such as Sundance Oil Canada Ltd., Covenant Resources Ltd., Oakwood Petroleum, Morgan Hydrocarbons, Mannville Oil and Gas Ltd. and High Point Resources Inc. We recently retained the services of an experienced Calgary based executive search firm in order to secure the services of a qualified candidate for the position of Chief Operating Officer. We expect this position to be filled within the next two to three months.

In addition, we added Stephen A. Holditch to our board of directors. Since January 2004, Mr. Holditch has been the Head of the Department of Petroleum Engineering at Texas A&M University. Since 1976 through the present, Mr. Holditch has been a faculty member at Texas A&M University, as an Assistant Professor, Associate Professor, Professor and Professor Emeritus. Since its founding in 1977 until 1997, when it was acquired by Schlumberger Technology Corporation, Mr. Holditch was the Founder and President of S.A. Holditch & Associates, Inc., a petroleum technology company providing analysis of low permeability gas reservoirs and designing hydraulic fracture treatments. Mr. Holditch previously worked for Shell Oil Company and Pan American Petroleum Corporation. Mr. Holditch is a registered professional engineer in Texas, has received numerous honors, awards and recognitions and has authored or co-authored over 100 publications on the oil and gas industry. Mr. Holditch received his B.S., M.S. and Ph.D. in Petroleum Engineering from Texas A&M University in 1969, 1970 and 1976, respectively. We continue to seek additional qualified candidates to join our Board of Directors.

We do not intend to hire a significant number of employees over the next twelve months, as we intend to utilize our strong industry contacts with top quality consultants and contractors.

Projects:

During the quarter ended January 31, 2006, we further refined our strategic plan and have determined that the maximum value to all of our stakeholders is best served by targeting three focused project areas that provide geographical diversification and acceptable returns for invested capital. The three major project areas are as follows:

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

In October 2005, Elmworth participated in a 2,500 meter (8,250 feet) drilling project in the Deep Basin of West Central Alberta. This first evaluation well will allow us to earn the right to drill in five additional sections of land (approximately 3,200 acres). The operator of the well is an experienced, Calgary-based company with strong capabilities in all phases of drilling, completion and production. Elmworth will be paying 38.5% of the costs. A hydraulic fracture stimulation program was performed on the exploration target identified by the operator. Commercial quantities of gas have not been tested from this well to date. However, Elmworth acquired proprietary well log data from this location that will be used to interpret the extensive 3-D seismic data currently under review. This land block held by Elmworth is currently being assessed for additional drilling locations.

In November 2005, Elmworth participated in a joint venture which will target exploration opportunities in the south Deep Basin area of Alberta. 23 sections of land (approximately 14,700 acres) are available upon the drilling of three commitment wells. The operator is an experienced, U.S.-based company familiar with exploring, developing and producing projects of this type. Elmworth is participating for a 25% working interest in the first well. The first well was rig released in early December. A hydraulic fracture stimulation program was initiated on the Upper Cretaceous exploration targets. The primary horizon was not productive although a shallower interval is scheduled for completion. The second well is currently being evaluated for completion by the operator while the third well was plugged back to a shallower horizon. A completion program for the second well is currently under review with field work to commence following spring break-up.

Barnett Shale Project - Greater Fort Worth Basin, Texas

Through our operating subsidiary Triangle USA Petroleum Corporation, we have a 30% interest in a large joint venture area in the Barnett Shale of the Greater Fort Worth Basin. The joint venture was established through a strategic relationship with Kerogen Resources of Houston, Texas.

The Barnett Shale trend was pioneered by Mitchell Energy starting in 1981. Commercialization of the project was slow to occur until the application of large water fracturing stimulations at the Newark East Field in 1997. A second technology breakthrough occurred with the application of horizontal wells and selective stimulations. The Barnett Shale trend now supports daily production in excess of 1.4 bcf per day of natural gas with the USGS (United States Geological Survey) estimating a resource potential of greater than 25 tcf (trillion cubic feet) of natural gas. The Barnett Shale trend is the largest gas field in Texas with the productive limits being expanded as the eighty plus active drilling rigs deliver new insights and understanding to the area operators. Triangle USA has entered into the Barnett Shale trend through a joint venture with Kerogen Resources Inc. of Houston, Texas. Kerogen’s focus is to identify and exploit present and future shale gas projects within the United Sates and internationally. The principals of Kerogen also have many years of shale gas evaluation experience coupled with active involvement in the drilling, completion and production phases of Barnett Shale gas. Triangle USA, along with the joint venture partners, have commenced a land acquisition phase in the Fort Worth Basin (Texas). The acreage acquisition program will be followed by a focused 3-D seismic acquisition program and horizontal wells designed to quantify the Barnett Shale gas potential. Triangle USA believes the Barnett Shale trend to be an exploration opportunity that will continue to benefit from the application of new technology and sound field procedures. Triangle USA along with its joint venture partner, Kerogen, will also evaluate other shale gas projects outside of the Greater Fort Worth Basin.

To date, 7,500 acres have been secured through the Kerogen joint venture. Triangle USA is also currently participating in the drilling of 3 Barnett Shale wells in the Greater Fort Worth Basin. The wells are anticipated to be an extension of the productive trend. The drilling and completion program is a pilot project for a new completion technique designed to access incremental reserves and to establish higher levels of initial well productivity. Triangle USA has a 6.75% working interest in the project.

The initial horizontal well in this multi-well project has been drilled to the projected total depth. Intermediate casing is being set in the second well with the horizontal section of the Barnett to be finished by May 2006. A third horizontal well will be drilled in the project prior to commencing the completion program. The completion program will be a large multi-stage water fracturing with real time monitoring of the stimulation. Stimulation procedures and techniques developed in this first pilot project will be applied to the significant land block currently held by Triangle USA and its partner group. A ten square mile initial 3-D seismic program has been designed and an acquisition contract was awarded in March 2006. It is anticipated the data will be acquired, processed and interpreted by the end of June 2006. Drilling targets will then be selected and prioritized based on availability of drilling services and equipment. Well spacing for the Barnett Shale ranges from 40 to 100 acres across the productive areas. The currently leased acreage position held by the Triangle USA partner group has the potential to be a core area upon the establishment of commercial production. Triangle USA’s second project in Johnson County has commenced drilling. This well is located in the active development area of the Barnett Shale. Triangle USA Petroleum has a 4.68% working interest in this Johnson County project. Expected timing for first production in this area of Johnson County is averaging six months after drilling operations.

Hunter Energy Joint Venture Opportunity

On October 31, 2005 we executed a joint venture agreement with Hunter Energy of Denver Colorado for a 25% working interest in three project areas. The joint venture currently has approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana. At least one well will be drilled in each area. Triangle USA has committed a minimum of $4.5 million to this joint venture. Based upon the results of the initial exploratory program, we have the option to participate in additional land acquisitions and drilling programs. Hunter has a unique exploration team whose members have an exceptional track record of finding large oil and gas fields. The company is led by Mr. John Masters, the founder of Canadian Hunter Exploration Limited. Canadian Hunter pioneered the exploration concepts of pervasive gas saturated reservoir accumulations that today are known as Basin Centered Gas Fields. The observations and the technical understanding led by John Masters and the Canadian Hunter team have resulted in multi-TCF’s (trillion cubic feet) of gas being produced to date in the Western Canadian Sedimentary Basin. The greater Deep Basin today continues to be a cornerstone in the asset base of many Canadian and international companies. Hunter has a team of 11 petroleum technology experts and 12 associated staff, several of whom were trained at Canadian Hunter. John Masters and his team have developed a number of large regional oil and gas projects in the Rocky Mountains of the United States. The detailed geological and subsurface interpretations completed by Hunter form the basis of a new exploration program. The business environment of the Rocky Mountain basins is attractive to establishing new projects. Land costs, drilling density and hydrocarbon potential are all favorable in the areas selected by the experienced team at Hunter.

Triangle USA Petroleum Corporation has a 25% working interest in the joint venture properties comprised of 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana. The first exploration test well in Colorado was drilled in November 2005, the first evaluation of well logs and drill cuttings indicated that the well encountered the targeted objective as planned. The drilling rig finished operations in early January, successfully drilling to the target formations. The completion rig for the exploration test located in northwest Colorado was released in the middle of March and all technical and operational data gathered to date has not established the presence of commercial hydrocarbons. Triangle USA will review the operator’s technical assessment of the exploration test. Triangle USA will also work with Hunter Energy to evaluate other hydrocarbon opportunities on the large land block that has been earned by the drilling of this first well.

Due to the lack of a commercial hydrocarbon presence in the first exploration test well in Northwest Colorado, the Company changed the status of the well from unproven to proven The change in status from unproven to proven resulted in the Company recording an impairment charge of $1,017,713 during the three and twelve months ended January 31, 2006.

Capital:

Based upon a new board of directors and an exploration program for Elmworth, we were able to secure a $6 million convertible debenture financing. The first tranche of $1 million was received in June 2005 and the balance of $5 million was received in July 2005. This funding was completed with one accredited investor and with no fees, other than legal costs to prepare a registration statement. This financing allowed us to proceed in the execution of our operating plan.

In anticipation of the significant funds required to undertake the projects mentioned above and to acquire additional seismic data, acquire a land position, and launch a drilling program this winter, we anticipated that we would require approximately $25 million in additional funding. We have secured a $15 million funding commitment from one institutional investor with gross proceeds of $10 million having been received prior to January 31, 2006. The final closing of $5 million will occur within five days after the registration statement registering the resale of the shares of common stock underlying the secured convertible debentures is declared effective by the Securities and Exchange Commission. We have also secured a $10 million funding commitment from two institutional investors with all gross proceeds having been received prior to January 31, 2006.

Technology:

One of the keys to finding natural gas is the use of available resources and advanced technological methods. In June 2005, Elmworth acquired new, high quality three dimensional seismic data covering 30 square miles in northwestern Alberta. This initial seismic data is currently being interpreted by the experienced team of geologists and geophysicists. This review was finalized during the first fiscal quarter of 2006. The initial objective here was to identify preliminary locations to target within the selected area. The acquired seismic will be used to establish opportunities in this multi-horizon area.

We have recently made an additional seismic purchase in order to continue the interpretation and drilling location selection process. This front-end process normally takes from six to twenty-four months; however Elmworth is attempting to complete this initial phase in a shorter period in order to prepare for this winter’s drilling season, which typically lasts from December to March. The experienced land and geoscience team, along with Mr. Hietala’s familiarity with the Deep Basin are critical to speeding up this process.

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

The acquisition of mineral rights on lands within the targeted area is an ongoing process that will continue throughout the drilling programs. To date, Elmworth has acquired oil and gas interests primarily via joint venture farm-ins.

Drilling capability:

On October 24, 2005, Elmworth executed a letter of intent with a Calgary, Alberta based drilling contractor to secure a drilling rig for Elmworth’s Canadian winter 2005/2006 program. The contract allows Elmworth the option to extend the contract term and to use the rig for its summer 2006 drilling program. The 3,000 meter rig will be located in the south Grande Prairie Area. Calgary based Crest Energy Consultants has been engaged by Elmworth to design and supervise all phases of the drilling and completion programs for the company in Canada.

Projected Quarterly Milestones

February 2006 to April 2006
➢	Continued evaluating and processing seismic data in Deep Basin project in Canada
➢	Completed winter drilling programs in Canada
➢	Completed and assessed first well in Hunter Energy joint venture in Colorado
➢	Acquired initial acreage position in Barnett Shale project in Texas
➢	Commenced drilling wells in first project in the Barnett Shale project

May 2006 to July 2006
➢	Acquire additional seismic data in Deep Basin project in Canada
➢	Add engineering expertise to the management team
➢	Complete evaluation of potential winter drilling projects in Canada
➢	Prepare drill site location for second well in Hunter Energy project
➢	Continue acquiring acreage in Barnett Shale project
➢	Commence drilling wells in second project in the Barnett Shale project
➢	Evaluate other projects to complement existing programs

August 2006 to October 2006
➢	Commence drilling first well of the Canadian winter drilling program
➢	Commence drilling second well in the Hunter Energy program
➢	Continue drilling wells in multiple projects in the Barnett Shale project
➢	Continue evaluating new complementary projects
➢	Establish initial production base

November 2006 to January 2007
➢	Continue Canadian drilling program
➢	Commence drilling third well in Hunter Energy program
➢	Continue drilling wells in multiple projects in the Barnett Shale project
➢	Continue evaluating and potentially drilling of new complementary projects
➢	Expand upon initial production base

Liquidity and Capital Resources

As of January 31, 2006, we had working capital of $16,157,108, resulting primarily from our cash and cash equivalents of $17,394,422 at year end. For the year ended January 31, 2006, we generated net cash flow from operating activities of $265,283. Cash used in investing activities totaled $8,123,963, which was primarily utilized for Elmworth’s share of costs relating to the drilling of the four Alberta deep basin gas wells and the payments made to acquire a licensing agreement for new three dimensional seismic data. In Triangle USA, the funds were primarily used for the payments made to Hunter Energy to participate in the Colorado, Montana and Wyoming joint venture, the payments made to Kerogen Resources to participate in the Barnett Shale Project joint venture and to accumulate land in this project area. Cash provided by financing activities totaled $25,105,000; $26,000,000 from the sale of convertible debentures, $955,000 relating to the costs to issue the convertible debentures and $60,000 from the sale of shares of common stock.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for existing budgeted projects for the next 12 months, but not for new or expanded projects. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

To date, we have generated minimal revenues from interest income and have incurred operating losses in every quarter. Our registered independent auditors have stated in their report dated April 10, 2006, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Since the conversion price of the convertible debenture was less than the market price of the common stock at the time the convertible debentures were issued, we recognized a charge of $1,593,750 relating to the beneficial conversion feature of the $6,000,000 of convertible debentures issued during the second quarter.

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

December 8, 2005 Secured Convertible Debenture Financing

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. The investors are obligated to provide us with an aggregate of $15,000,000 as follows:

● $5,000,000 was disbursed on December 8, 2005;

● $5,000,000 was disbursed on January 17, 2006; and

● $5,000,000 will be disbursed within five days after the effectiveness of the registration statement registering the resale of the shares of common stock underlying the secured convertible debentures.

Accordingly, we have received a total of $10,000,000 pursuant to the Securities Purchase Agreement.

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of February 23, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $4.47 and, therefore, the conversion price for the secured convertible notes was $4.023. Based on this conversion price, the $15,000,000 in secured convertible debentures, excluding interest, were convertible into 3,728,561 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

The investor has contractually agreed to restrict its ability to convert the debentures and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock.

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date provided that the closing bid price of our common stock, is less than $5.00 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 20% redemption premium, and accrued interest.

In connection with the Securities Purchase Agreement dated December 8, 2005, we granted the investor registration rights. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than June 30, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold. In the event of a default of our obligations under the Registration Rights Agreement, including if the registration statement is not declared effective by June 30, 2006, we are required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.

In connection with the Securities Purchase Agreement dated December 8, 2005, we and each of our subsidiaries executed security agreements in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreements state that if an event of default occurs under the secured convertible debentures or security agreements, the investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Sample Conversion Calculation

The number of shares of common stock issuable upon conversion of the secured convertible debentures is determined by dividing that portion of the principal of the secured convertible debentures to be converted and interest, if any, by the conversion price. For example, assuming conversion of the $15,000,000 of secured convertible debentures, at a conversion price of $3.6345 as of April 25, 2006, the number of shares issuable upon conversion would be:

$15,000,000/$3.6345 = 4,127,115 shares

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the principal amount of our secured convertible debentures, based on market prices 25%, 50% and 75% below the market price as of April 25, 2006 of $4.22.

% Below Market	Price Per Share	With Discount at 10%	Number of Shares Issuable	% of Outstanding Stock
25%	$3.0375	$2.73375	5,486,969	21.63%
50%	$2.025	$1.8225	8,230,453	29.28%
75%	$1.0125	$0.91125	16,460,906	45.29%

December 28, 2005 Convertible Debenture and Warrants Financing

To obtain funding for our ongoing operations, we entered into Securities Purchase Agreements with two accredited investors on December 28, 2005 for the sale of (i) $10,000,000 in convertible debentures and (ii) warrants to purchase 1,250,000 shares of our common stock. The two accredited investors, Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG and Centrum Bank each subscribed for 50% of the total offering.

The investors provided us with an aggregate of $10,000,000 as follows:

● $5,000,000 was disbursed on December 28, 2005; and

● $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006.

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In connection with the Securities Purchase Agreement dated December 28, 2005, we granted the investors registration rights. Pursuant to the registration rights agreement, if we do not have the registration statement declared effective on or before May 27, 2006, we are obligated to pay liquidated damages in the amount of 1.0% for each 30-day period or pro rata for any portion thereof following the date by which such registration statement should have been filed for which no registration statement is filed or should have been declared effective.

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of January 31, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of January 31, 2006, except as detailed above in the section titled “Hunter Energy Joint Venture Opportunity”, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

Foreign Currency Transactions

Our functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

ITEM 7. FINANCIAL STATEMENTS.

TRIANGLE PETROLEUM CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Triangle Petroleum Corporation (formerly Peloton Resources Inc.) (An Exploration Stage Company) as of January 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from December 11, 2003 (Date of Inception) to January 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Petroleum Corporation (formerly Peloton Resources Inc.), as of January 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and accumulated for the period from December 11, 2003 (Date of Inception) to January 31, 2006, in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage and has not generated any revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 10, 2006

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars except per share amounts)

	January 31, 2006 $	January 31, 2005 $
ASSETS

Current Assets

Cash and cash equivalents	17,394,422	148,102
Other current assets	406,356	-

Total Current Assets	17,800,778	148,102

Debt Issue Costs, net	903,158	-
Property and Equipment (Note 4)	69,266	-
Oil and Gas Properties, unproven (Note 5)	7,065,367	-

Total Assets	25,838,569	148,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	525,659	4,094
Accrued liabilities (Note 6)	1,116,613	3,750
Due to related parties (Note 8)	1,398	28,416

Total Current Liabilities	1,643,670	36,260

Asset Retirement Obligations (Note 5)	33,000

Convertible Debentures, less unamortized discount of $15,793,697 (Note 7)	9,306,303	-

Total Liabilities	10,982,973	36,260

Contingencies and Commitments (Notes 1, 5 and 12)
Subsequent Events (Note 14)

Stockholders’ Equity

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 19,182,530 shares (2005 - 46,282,530 shares)	192	463

Additional Paid-In Capital	27,623,110	150,660

Donated Capital	11,400	8,400

Deferred Compensation (Note 9)	(4,486,667)	-

Deficit Accumulated During the Exploration Stage	(8,292,439)	(47,681)

Total Stockholders’ Equity	14,855,596	111,842

Total Liabilities and Stockholders’ Equity	25,838,569	148,102

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars except per share amounts)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2006	2006	2005
	$	$	$

Revenue	—	—	—

Operating Expenses

Depreciation	4,617	4,617	—
General and administrative	4,085,597	4,040,387	—
Impairment loss on oil and gas properties	1,017,713	1,017,713	—

Total Operating Expenses	5,107,927	5,062,717	—

Net Loss from Operations	(5,107,927)	(5,062,717)	—

Other Income (Expense)

Accretion of discounts on convertible debentures	(2,763,416)	(2,763,415)	—
Amortization of debt issue costs	(51,842)	(51,842)	—
Interest income	51,474	51,474	—
Interest on long-term debt	(388,257)	(388,258)	—

Total Other Income (Expense)	(3,152,041)	(3,152,041)	—

Net Loss Before Discontinued Operations	(8,259,968)	(8,214,758)	—

Discontinued Operations (Note 3)	(32,471)	(30,000)	(31,444)

Net Loss for the Period	(8,292,439)	(8,244,758)	(31,444)

Net Loss Per Share

Continuing Operations - Basic and Diluted		(0.32)	—
Discontinued Operations - Basic and Diluted		—	(0.01)

		(0.32)	(0.01)

Weighted Average Number of Shares Outstanding		26,057,000	5,053,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss	(8,292,439)	(8,244,758)	(31,444)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	2,763,416	2,763,416	—
Amortization of debt issue costs	51,842	51,842	—
Depreciation	4,617	4,617	—
Donated consulting services and rent	11,400	3,000	7,200
Impairment loss on oil and gas properties	1,017,713	1,017,713	—
Stock-based compensation	3,290,649	3,290,649	—

Changes in operating assets and liabilities

Other current assets	(228,606)	(228,606)	—
Accounts payable and accrued liabilities	1,642,272	1,634,428	7,844
Due to related parties	1,398	(27,018)	13,379

Net Cash Provided (Used) by Operating Activities	262,262	265,283	(3,021)

Investing Activities
Purchase of property and equipment	(73,883)	(73,883)	—
Oil and gas property expenditures	(8,050,080)	(8,050,080)	—

Net Cash Used by Investing Activities	(8,123,963)	(8,123,963)	—

Financing Activities
Proceeds from issuance of convertible debentures	26,000,000	26,000,000	—
Debt issue costs	(955,000)	(955,000)	—
Proceeds from issuance of common stock	231,123	80,000	151,073
Common stock returned	(20,000)	(20,000)

Net Cash Provided by Financing Activities	25,256,123	25,105,000	151,073

Increase in Cash and Cash Equivalents	17,394,422	17,246,320	148,052

Cash and Cash Equivalents - Beginning of Period	—	148,102	50

Cash and Cash Equivalents - End of Period	17,394,422	17,394,422	148,102

Non-cash Investing and Financing Activities
Asset retirement obligation costs accrued	(33,000)	(33,000)	—
Stock issued for conversion of debenture	900,000	900,000	—

Supplemental Disclosures:

Interest paid	—	—	—
Income taxes paid	—	—	—

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity
Period from December 11, 2003 (Date of Inception) to January 31, 2006
(Expressed in U.S. dollars except per share amounts)
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Development
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance - December 11, 2003 (Date of Inception)	—	—	—	—	—	—	—

Issuance of common stock for cash	35,000,000	350	(300)	—	—	—	50

Donated management services and rent	—	—	—	1,200	—	—	1,200

Net loss for the period	—	—	—	—	—	(16,237)	(16,237)

Balance - January 31, 2004	35,000,000	350	(300)	1,200	—	(16,237)	(14,987)

Issuance of common stock for cash	11,282,530	113	161,066	—	—	—	161,179

Share issuance costs	—	—	(10,106)	—	—	—	(10,106)

Donated management services and rent	—	—	—	7,200	—	—	7,200

Net loss for the year	—	—	—	—	—	(31,444)	(31,444)

Balance - January 31, 2005	46,282,530	463	150,660	8,400	—	(47,681)	111,842

Shares returned for cancellation	(34,300,000)	(343)	343	—	—	—	—

Issuance of common stock for cash at $0.01 per share with related discount of $6,860,000	8,000,000	80	9,639,920	—	(9,560,000)	—	80,000

Return of common stock	(2,000,000)	(20)	(2,719,980)	—	2,700,000	—	(20,000)

Issuance of common stock for investor relations services	300,000	3	473,997	—	—	—	474,000

Issuance of common stock on conversion of convertible debenture	900,000	9	899,991	—	—	—	900,000

Fair value of stock options granted to consultants, net of cancellations	—	—	584,366	—		—	584,366

Intrinsic value of employee stock options granted	—	—	36,700	—	—	—	36,700

Amortization of deferred compensation	—	—	—	—	2,373,333	—	2,373,333

Intrinsic value of beneficial conversion features of convertible debentures	—	—	11,832,908	—	—	—	11,832,908

Fair value of warrants issued with convertible debentures	—	—	6,724,205	—	—	—	6,724,205

Donated management services and rent	—	—	—	3,000	—	—	3,000

Net loss for the year	—	—	—	—	—	(8,244,758)	(8,244,758)

Balance - January 31, 2006	19,182,530	192	27,623,110	11,400	(4,486,667)	(8,292,439)	14,855,596

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of resource properties, and during the period, changed its business to focus on oil and gas resource properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $8,292,439 since inception and has working capital of $16,157,108 as at January 31, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. During the year ended January 31, 2006, the Company incorporated two wholly-owned subsidiaries, Elmworth Energy Corporation, in the Province of Alberta, Canada, and Triangle USA Petroleum Corporation, in the State of Colorado, USA. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

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

e)	Mineral Property Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation in December 2003 and has not realized any revenue from its planned operations. It was formerly primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. At January 31, 2006, the Company does not own any interests in mineral properties.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

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

i)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of January 31, 2006, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

2. Summary of Significant Accounting Policies (continued)

j)	Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the year ended January 31, 2006, the Company incurred debt issue costs of $955,000 and has recognized amortization expense of $51,842.

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

m)	Financial Instruments

The fair values of financial instruments, which includes cash and cash equivalents, other current assets, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the relatively short maturity of these instruments.

n)	Concentration of Risk

The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts are uninsured and insured business chequing accounts and deposits maintained in U.S. and Canadian dollars. At January 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

p)	Stock-Based Compensation

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

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

2. Summary of Significant Accounting Policies (continued)

p)	Stock-Based Compensation (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards for employees in each period:
	Year Ended January 31, 2006 $	Year Ended January 31, 2005 $

Net loss, as reported	(8,244,758)	(31,444)

Add: Stock-based compensation expense included in reported net loss	2,410,033	—

Deduct: Stock-based compensation expense determined under fair value based method	(2,558,767)	—

Pro forma net loss	(8,393,492)	(31,444)

Loss Per Share:

Basic and diluted - as reported	(0.32)	(0.01)
Basic and diluted - pro forma	(0.32)	(0.01)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 31, 2006	Year Ended January 31, 2005

Expected dividend yield	0%	—
Expected volatility	118%	—
Expected life (in years)	2.5	—
Risk-free interest rate	4.11%	—
Weighted average grant date fair value	$2.66	—

q)	Recent Accounting Pronouncements

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

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

2. Summary of Significant Accounting Policies (continued)

q)	Recent Accounting Pronouncements (continued)

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

3. Discontinued Operations

In December 2003, the Company, through its former President and director, acquired 100% of the rights, title and interest in six mining claims representing six units in the Greenwood Mining Division in the Province of British Columbia, Canada. Payment of $1,912 was required to record these mining claims and paid by the former President of the Company. The claims were originally purchased by the former President, however, title to the claims has been conveyed to the Company via an unrecorded deed. During fiscal 2006, the Company abandoned its mineral property as a result of poor exploration results.

4. Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2006 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Computer hardware	34,383	1,579	32,804	—
Furniture and equipment	31,500	1,927	29,573	—
Geophysical software	8,000	1,111	6,889	—

	73,883	4,617	69,266	—

5. Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Exploration $	Impairment Loss $	January 31, 2006 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Canadian properties	1,422,493	1,988,733	—	3,411,226	—
US properties	3,341,305	1,330,549	(1,017,713)	3,654,141	—

Totals	4,763,798	3,319,282	(1,017,713)	7,065,367	—

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

5. Oil and Gas Properties (continued)

All of the Company’s oil and gas properties are unproven and are located in the United States and Canada. The Company is currently participating in oil and gas exploration activities in Texas and Colorado, USA, and Alberta, Canada.

(a)
On June 15, 2005, the Company paid $576,271 to acquire the rights to three dimensional seismic data for an area of 30 square miles located in north-western Alberta, Canada. During fiscal 2006, the Company paid $468,421, representing 38.5% of the costs to participate in the drilling of an evaluation well.

(b)
On October 19, 2005, the Company entered into a Participation Agreement with Kerogen Energy, Inc., to earn a 30% interest in certain prospects located in the Southern Fort Worth Basin, Texas. The Company must pay $597,600, of which $300,000 has been paid, and the balance is payable on October 30, 2006.

(c)
On October 28, 2005, the Company entered into a Letter Agreement with Hunter Energy LLC to acquire a 25% working interest in three prospects located in Colorado, Wyoming and Montana. The Company is committed to pay up to $4,492,334, and must pay $1,000,000 by November 4, 2005 (paid) and an additional $1,000,000 by November 30, 2005 (paid). The Company must pay 33.333% of the costs of drilling the first well, and 25% of the costs thereafter.

In fiscal 2006, the Company recognized an impairment loss of $1,017,713 related to an evaluation well located on the Colorado acreage. This impairment loss includes $33,000 in asset retirement obligations accrued which is the Company’s estimated share of the costs to abandon and reclaim this well. The reclamation work is not expected to occur within the next twelve months.

(d)
On November 2, 2005, the Company entered into an agreement with Suncor Energy Inc. to earn a 100% interest in Suncor’s Wapiti property located in Alberta, Canada. To earn this interest, the Company paid Cdn$184,825 and must commence drilling a well on this property by June 1, 2006.

(e)
On November 18, 2005, the Company entered into a Participation Agreement with Arkoma, Inc. to earn an interest in three test wells. The Company paid $200,000 upon the execution of the agreement and will pays its proportionate share of all costs associated with the drilling and potential completion of the wells.

6.	Accrued Liabilities

The components of accrued liabilities are as follows:

	January 31, 2006 $	January 31, 2005 $

Interest	388,258	—
Oil and gas expenditures	725,855	—
Professional fees	33,000	3,750

Total accrued liabilities	1,116,613	3,750

7. Convertible Debentures

(a)
On June 14, 2005, the Company entered into a securities purchase agreement with a single accredited investor (the “Purchase Agreement”) pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the Purchase Agreement, the investor had the right during the next sixty days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and warrants to purchase 5,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

7. Convertible Debentures (continued)

The total convertible debentures of $6,000,000 are due and payable on June 10, 2007. The principal and accrued interest on these convertible debentures may be converted into shares of the Company’s common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict the ability to convert the convertible debentures to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 4.99% of the outstanding shares of common stock of the Company. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The Company filed an SB-2 Registration Statement registering the resale of shares of the Company's common stock issuable upon conversion of these convertible debentures and exercise of the warrants.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $5,100,000 resulting from the difference between the stated value and carrying value at the date of issuance. To January 31, 2006, accrued interest of $299,901 has been included in accrued liabilities, and interest expense of $1,593,750 has been accreted increasing the carrying value of the convertible debentures to $1,593,750. Refer to Note 14 for subsequent conversions.

(b)
On December 8, 2005, the Company entered into a Securities Purchase Agreement with a single investor pursuant to which the investor purchased 5% secured convertible debentures in the aggregate principal amount of $15,000,000. The gross proceeds of this financing will be received as follows:

(i)	$5,000,000 was received on closing;

(ii)	$5,000,000 was received on the second business day prior to the filing date of the SB-2 Registration Statement; and

(iii)	$5,000,000 will be received on the fifth business day following the effective date of the SB-2 Registration Statement

The Company agreed to pay an 8% fee on the receipt of each instalment, and a $15,000 structuring fee. The convertible debentures mature on the third anniversary of the date of issue (the “Maturity Date”) and bear interest at 5% per annum. The Company is not required to make any payments until the Maturity Date. The investor may convert, at any time, any amount outstanding under the convertible debentures into shares of common stock of the Company at a conversion price per share equal to the lesser of $5.00 or 90% of the average of the three lowest daily volume weighted average prices of the common stock, as quoted by Bloomberg, LP, of the ten trading days immediately preceding the date of conversion.

The Company, at its option has the right, with three business days advance written notice, to redeem a portion or all amounts outstanding under these convertible debentures prior to the Maturity Date provided that the closing bid price of the common stock, is less than $5.00 at the time of the redemption. In the event of a redemption, the Company is obligated to pay an amount equal to the principal amount being redeemed plus a 20% redemption premium, and accrued interest.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of an SB-2 Registration Statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) registering the common stock issuable upon conversion of the convertible debentures. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than June 30, 2006 and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the convertible debentures have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the SEC no later than January 22, 2006, or if the Registration Statement is not declared effective by June 30, 2006, it is required pay to the investor, as liquidated damages, for each month that the Registration Statement has not been filed or declared effective, as the case may be, either a cash amount or shares of common stock equal to 2% of the liquidated value of the convertible debentures. The Company filed an SB-2 Registration Statement on January 18, 2006.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

7. Convertible Debentures (continued)

The investor has agreed to restrict its ability to convert the convertible debentures and receive shares of the Company’s common stock such that the number of shares of common stock held by the investor in the aggregate and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock

In connection with the Securities Purchase Agreement, the Company and each of its subsidiaries executed security agreements (the “Security Agreements”) in favor of the investor granting them a first priority security interest in all of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements state that if an event of default occurs under the convertible debentures or Security Agreements, the investor has the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,557,113 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To January 31, 2006, accrued interest of $45,205 has been included in accrued liabilities, and interest expense of $77,885 has been accreted increasing the carrying value of the convertible debentures to $7,520,772.

(c)
On December 28, 2005, the Company entered into a Securities Purchase Agreement with two accredited investors providing for the sale by to the investors of 7.5% convertible debentures in the aggregate principal amount of $10,000,000 of which $5,000,000 was advanced immediately and 1,250,000 warrants (the “Warrants”) to purchase 1,250,000 shares of the Company’s common stock, exercisable at a price of $5.00 per share until  December 28, 2006, of which 625,000 were issued. The second instalment of $5,000,000 and 625,000 warrants was advanced on January 18, 2006, upon the filing of an SB-2 Registration Statement by with the SEC.

The convertible debentures mature on the third anniversary of the date of issuance (the “Maturity Date”) and bear interest at the annual rate of 7.5%. The Company is not required to make any payments until the Maturity Date. The investors may convert, at any time, any amount outstanding under the convertible debentures into shares of common stock of the Company at a conversion price per share of $4.00.

In connection with the Securities Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the SEC registering the common stock issuable upon conversion of the convertible debentures and Warrants. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than May 28, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the convertible debentures have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the SEC no later than February 26, 2006, or if the Registration Statement is not declared effective by June 30, 2006, the Company is required pay to the investors, as liquidated damages, for each month that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the convertible debentures. The Company filed an SB-2 Registration Statement on January 18, 2006.

Each investor has agreed to restrict its ability to convert the convertible debentures or exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To January 31, 2006, accrued interest of $43,151 has been included in accrued liabilities, and interest expense of $191,781 has been accreted increasing the carrying value of the Convertible Debentures to $191,781.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

8. Related Party Transactions

a)	During the year ended January 31, 2006, the Company repaid $28,416 owing to the former President of the Company.

b)
Previously, the former President of the Company provided consulting services and office premises to the Company. The services were valued at $250 per month and office premises were valued at $100 per month. During the year ended January 31, 2005, donated consulting services of $3,000 and donated rent of $1,200 were recorded.

c)
The Company paid the former Secretary of the Company $18,000 during the year ended January 31, 2006 for consulting services provided. Previously, the former Secretary provided consulting services to the Company valued at $250 per month. During the year ended January 31, 2005, donated consulting services of $2,250 were recorded.

d)
The President of the Company provided consulting services to the Company commencing June 1, 2005 valued at $1,000 per month to August 31, 2005. During the year ended January 31, 2006, donated consulting services of $3,000 were recorded. Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. During the year ended January 31, 2006, management fees of $53,500 were incurred. See Note 9(d).

e)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the year ended January 31, 2006, $160,000 was charged to operations. See Note 9(e).

f)	During the year ended January 31, 2006, the Company paid a director’s fee of $10,000 to a director of the Company.

g)
On November 14, 2005, the Company entered into a management consulting agreement with the Chief Financial Officer of the Company. Under the terms of the agreement, the Company must pay $10,000 per month, as well as an annual bonus based upon mutually agreed upon targets. During the year ended January 31, 2006, $25,000 was charged to operations.

9. Common Stock

(a)
On January 13, 2005, the Company issued 1,611,790 shares of common stock at $0.10 per share for gross proceeds of $161,179 pursuant to an SB-2 Registration Statement. The Company paid $10,106 in share issuance costs.

(b)
On May 9, 2005, the Company declared a stock dividend of six shares of common stock for each one share of common stock outstanding. All share amounts stated herein have been restated to reflect the stock dividend.

(c)	On May 12, 2005, the former President of the Company returned 34,300,000 shares of common stock to the Company for cancellation.

(d)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the shares were issued for below fair value, a discount on the issuance of shares of $4,160,000 was recorded as deferred compensation. During the year ended January 31, 2006, $1,473,333 was charged to operations. The remaining amount of $2,686,667 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

(e)
On June 2, 2005, the Company issued 2,000,000 shares of common stock to the President of the Company’s subsidiary at $0.01 per share for cash proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. During the year ended January 31, 2006, $900,000 was charged to operations. The remaining amount of $1,800,000 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

(f)
On June 2, 2005, the Company issued 2,000,000 shares of common stock at $0.01 per share for cash proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. On July 20, 2005, the shares were returned for $20,000 and the deferred compensation amount of $2,700,000 was reversed.

(g)	On September 22, 2005, the Company issued 300,000 shares of common stock at a fair value of $474,000 for investor relations services to be provided over a term of one year.

(h)
On January 18, 2006, the Company issued 900,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $900,000. The unamortized discount of $378,722 was charged to additional paid-in capital.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

10. Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted average exercise price

Balance, January 31, 2004 and 2005	–	–
Issued	7,250,000	$ 1.69
Exercised	–	–

Balance, January 31, 2006	7,250,000	$ 1.69

As at January 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$ 1.00	June 15, 2008
625,000	$ 5.00	December 28, 2006
625,000	$ 5.00	January 23, 2007

7,250,000

11. Stock Options

Effective August 5, 2005, the Company approved an incentive stock option plan (the “2005 Plan”) to issue up to 2,000,000 shares of common stock. The 2005 Plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company

A summary of the Company’s stock option activity is as follows:

	Year Ended January 31, 2006		Year Ended January 31, 2005
	Number of Options	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $

Balance, Beginning of Year	—	—	—	—

Granted	1,780,000	3.26	—	—
Cancelled/forfeited	(450,000)	3.23	—	—
Exercised	—	—	—	—

Balance, End of Year	1,330,000	3.28	—	—

Additional information regarding stock options as at January 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

3.23	1,130,000	4.51	3.23	226,000	3.23
3.53	200,000	4.70	3.53	50,000	3.53
	1,330,000	4.54	3.28	276,000	3.28

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

12. Contingencies and Commitments

a) On July 19, 2005, the Company entered into a lease agreement commencing October 1, 2005 for office premises for a four year term expiring September 30, 2009. Annual rent is payable at $30,100 (Cdn$36,816) for the first two years and $31,644 (Cdn$38,704) for the remaining two years. The Company must also pay its share of occupancy costs, currently at an annual rate of $16,471 (Cdn$20,145). Future minimum lease payments over the next five fiscal years are as follows:
2007	$47,000
2008	$47,000
2009	$48,000
2010	$32,000

$174,000

During the year ended January 31, 2006, the Company paid rent expense of $29,389.

(b) On July 29, 2005, the Company received a letter from counsel for Golden Eagle Energy Ltd. (“Golden Eagle”) which accused Ron Hietala, the President of the Elmworth subsidiary, of usurping a corporate opportunity presented to Golden Eagle, at which Mr. Hietala worked prior to contracting his services to the Company. On January 19, 2006, the Company signed an Area of Mutual Interest (AMI) agreement with Golden Eagle to cooperate on projects initiated on any of the land areas detailed in the agreement. The AMI also calls for both parties to cease any and all outstanding or contemplated litigation, and to provide each party with mutual releases and quit-claims they may reasonably require.

13. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating loss carryforwards of $2,217,000 as of January 31, 2006, which commence expiring in 2023. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at January 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	January 31, 2006 $	January 31, 2005 $

Net Operating Loss Carryforwards	2,217,000	29,000
Statutory Tax Rate	35%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	775,950	9,860
Valuation Allowance	(775,950)	(9,860)

Net Deferred Tax Asset	—	—

14. Subsequent Events

(a)	On February 21, 2006, the Company granted 200,000 stock options to a director exercisable at $4.81 per share for a term of five years.

(b)	On March 9, 2006, the Company issued 400,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $400,000.

(c)	On March 22, 2006, the Company issued 300,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $300,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of January 31, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Mark Gustafson	46	President, Chief Executive Officer;	Director
Aly Musani	33	Chief Financial Officer, Secretary and Treasurer; Chief Financial Officer - Elmworth Energy Corporation; Chief Financial Officer - Triangle USA Petroleum Corporation
Ron W. Hietala	53	President - Elmworth Energy Corporation; President - Triangle USA Petroleum Corporation	Director
John D. Carlson	51		Director
Stephen A. Holditch	59		Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

On June 16, 2005, Sergei Stetsenko and Maryna Bilynska resigned as members of the board of directors. Neither Mr. Stetsenko nor Ms. Bilynska served on any committees of the Board. Also on June 16, 2005, Ron W. Hietala and John D. Carlson were appointed as members of our Board of Directors.

Mark Gustafson has been our President since May 16, 2005 and a Director since May 2005. From September 2004 until January 2006, Mr. Gustafson has been the President, CEO, Chairman and a director of Torrent Energy Corporation, an Oregon based coal bed methane exploration and development company. Mr. Gustafson currently is the Chairman and a director of Torrent Energy Corporation. Mr. Gustafson spends approximately half of his time working for Triangle Petroleum and the other half of his time on Torrent Energy and other projects. Between April 1999 and August 2004, Mr. Gustafson was President of MGG Consulting, a private consulting firm. While at MGG Consulting, Mr. Gustafson provided consulting services to investment banks, oil and gas companies, and was a consultant Chief Financial Officer to several private companies. From August 1997 until March 1999, Mr. Gustafson was the President, Chief Executive Officer and a Director of Total Energy Services Ltd., a Calgary-based oilfield rental and gas compression company. Mr. Gustafson is a chartered accountant and received a bachelor’s degree in business administration from Wilfrid Laurier University in 1981.

Aly Musani has been our Chief Financial Officer since November 2005 and our Secretary and Treasurer since March 2006. Mr. Musani is also the Chief Financial Officer for Elmworth Energy Corporation and Triangle USA Petroleum Corporation, our wholly-owned subsidiaries. Between 1999 and October 2005, Mr. Musani has been the financial controller for Chinook Drilling Inc. and Blackbird Well Servicing Inc., Calgary, Alberta, Canada based oil drilling companies. Mr. Musani has also been a senior accountant for Deloitte & Touche, an intermediate accountant for Stampeder Exploration Ltd. and a staff accountant for Arthur Andersen. Mr. Musani received his Bachelor’s degree in commerce from the University of Calgary in 1994 and is a Chartered Accountant (Canada).

Ron W. Hietala has been a director of Triangle Petroleum Corporation since June 2005. On June 28, 2005, Mr. Hietala was appointed President and Director of Elmworth Energy Corporation and on October 27, 2005 he was appointed President and Director of Triangle USA Petroleum Corporation, Triangle's wholly owned Alberta-based subsidiary. Elmworth Energy Corporation is the operating company that will carry out all oil and gas exploration activities for Triangle in Canada, whereas Triangle USA Petroleum will carry out all oil and gas exploration activities for Triangle in the United States. From March 2004 to June 2005, Mr. Hietala served as the President of Golden Eagle Energy Ltd., a private company focused on developing low to medium risk production in west central Alberta. Since 1995, Mr. Hietala has been the President and co-founder of Petro-Hunt Oil and Gas Ltd., a private company focused on providing business and technical evaluation expertise to non-industry operating partners. Mr. Hietala entered the oil and gas business in 1973 with Imperial Oil Limited as a petrophysicist. During the period of 1973 to 1976 Mr. Hietala was involved with Imperial’s Western Canadian exploration and development programs including the active programs of the northern Mackenzie Delta. An active role was taken to develop an understanding of the reservoir production characteristics in the large production base at Imperial Oil. In 1977, Mr. Hietala joined Canadian Hunter Exploration Limited in the capacity of petrophysicist and reservoir evaluation specialist. He held numerous senior level positions, eventually being appointed Vice President and Director of Canadian Hunter Exploration Limited. He was a team contributor to the multitude of discoveries made by Canadian Hunter in Alberta, British Columbia and Saskatchewan.

John D. Carlson has been a director of Triangle Petroleum Corporation since June 2005. Since January 2006 Mr. Carlson has been President and CEO of Torrent Energy Corporation, an Oregon based coalbed methane exploration and development company. From March 2005 to December 2005, Mr. Carlson was chief operating officer of Methane Energy Corp., a wholly owned subsidiary corporation of Torrent Energy Corporation. Methane Energy Corp. is engaged in the business of coalbed methane exploration. Since August 2004, Mr. Carlson has been a director and consultant to Torrent Energy Corporation. From February 2004 to July 2004, Mr. Carlson was the President and a Director of Pacific Rodera Ventures Inc., a Calgary-based oil and gas exploration and development company. From September 2003 to January, 2004, Mr. Carlson was the Vice President of Operations for Pacific Rodera Ventures Inc. From September 2001 until December 2003, Mr. Carlson was the President of Samson Oil and Gas Inc., a Hobbema, Alberta-based oil and gas exploration and development company. Between January 2001 and August 2001, Mr. Carlson was the General Manager of Samson Oil and Gas Inc., a Hobbema, Alberta-based oil and gas exploration and development company. Between 1984 and 2000, Mr. Carlson was an Associate and Senior Petroleum Engineer for Sproule Associates, Ltd. Mr. Carlson is a registered professional engineer and received a bachelor of science degree in civil engineering from the University of Calgary in 1977.

Stephen A. Holditch has been a director of Triangle Petroleum Corporation since February 2006. Since January 2004, Mr. Holditch has been the Head of the Department of Petroleum Engineering at Texas A&M University. Since 1976 through the present, Mr. Holditch has been a faculty member at Texas A&M University, as an Assistant Professor, Associate Professor, Professor and Professor Emeritus. Since its founding in 1977 until 1997, when it was acquired by Schlumberger Technology Corporation, Mr. Holditch was the Founder and President of S.A. Holditch & Associates, Inc., a petroleum technology consulting firm providing analysis of low permeability gas reservoirs and designing hydraulic fracture treatments. Mr. Holditch previously worked for Shell Oil Company and Pan American Petroleum Corporation. Mr. Holditch is a registered professional engineer in Texas, has received numerous honors, awards and recognitions and has authored or co-authored over 100 publications on the oil and gas industry. Mr. Holditch received his B.S., M.S. and Ph.D. in Petroleum Engineering from Texas A&M University in 1969, 1970 and 1976, respectively.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2006, except for two Form 3’s that were delinquient, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending January 31, 2006, 2005 and 2004 exceeded $100,000:

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Mark	2006	0	0	0	0	0	0	0
Gustafson,	2005	0	0	0	0	0	0	0
President (1)	2004	0	0	0	0	0	0	0

Ron Hietala,	2006	160,000	0	0	0	0	0	0
President -	2005	0	0	0	0	0	0	0
Elmworth (2)	2004	0	0	0	0	0	0	0

Sergei	2006	0	0	0	0	0	0	0
Stetsenko,	2005	0	0	0	0	0	0	0
President (1)	2004	0	0	0	0	0	0	0

(1) Mr. Stetsenko resigned on May 16, 2005 and Mr. Gustafson was appointed the same day.

(2) We entered into an consulting agreement in June 2005, pursuant to which Mr. Hietala agreed to serve as President of our two wholly-owned subisidiaries, Elmworth Energy Corporation and Triangle USA Petroleum Corporation.

We did not pay any salaries in 2005. On two separate occasions, February 2005 and March 2005, we paid a former director, Maryna Bilynska, $4,000 on each occasion, and $10,000 in June 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 23, 2006.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED(1)	PERCENTAGE OF CLASS (2)

Mark Gustafson	Common Stock	2,500,000	13.03%
10691 Rosecroft Crescent
Richmond, BC V7A 2H9 Canada

Aly Musani	Common Stock	100,000 (3)	*
3436 6th Street SW
Calgary, Alberta T2M QM4 Canada

John D. Carlson	Common Stock	1,500,000	7.82%
Box 13, Site 8, RR 1
Priddis, Al, T0L 1W0 Canada

Ron W. Hietala	Common Stock	2,000,000	10.43%
86 Bearspaw View NW
Calgary, Al T3R 1A4 Canada

Stephen A. Holditch	Common Stock	120,000 (3)	*
8600 Rosewood Drive
College Station, Texas 77845

All Officers and Directors	Common Stock	6,220,000 (4)	32.06%
As a Group (5 persons)

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 23, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 19,882,530 shares issued and outstanding on April 25, 2006.

(3) Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(4) Includes 220,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

Remuneration of Directors

None.

Employment Agreements

Ron Hietala

On June 23, 2005, Elmworth Energy Corporation, our wholly-owned subsidiary, entered into a consulting agreement with RWH Management Services Ltd., pursuant to which Ron Hietala agreed to serve as the President pf Elmworth Energy Corporation. Pursuant to the agreement, Mr. Hietala receives an annual salary of $240,000, for a period of two years. The consulting agreement automatically renews for one year periods unless terminated pursuant to the agreement. Either Elmworth or Mr. Hietala may terminate the agreement on three month’s prior written notice.

Aly Musani

Effective November 14, 2005, we entered into an employment agreement with Aly Musani to serve as our Chief Financial Officer and as Chief Financial Officer for Elmworth Energy Corporation, our wholly-owned subsidiary. Pursuant to the agreement, Mr. Musani receives an annual salary of $120,000. In addition, Mr. Musani is entitled to receive an annual bonus based upon mutually agreed upon targets. Additionally, Mr. Musani received 50,000 stock options upon execution of the agreement and in April 2006, and will receive 50,000 options in October 2006 and April 2007.

STOCK OPTION PLANS

On August 5, 2005, our Board of Directors approved a 2005 Incentive Stock Plan, which will provide 2,000,000 shares of common stock to be issued pursuant to stock options or stock grants. The stock option plan is administered directly by our board of directors.

Subject to the provisions of the stock option plan, the board will determine who shall receive stock options and stock grants, the number of shares of common stock that may be purchased under the options or the number of shares of common stock granted, the time and manner of exercise of options and exercise prices.

As of April 25, 2006, we have issued options to purchase 1,430,000 shares of our common stock pursuant to our Incentive Stock Plan and 570,000 shares of common stock are eligible to be issued pursuant to the plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name and Position	Number of Units

Steve Holditch - Director/Consultant	200,000
Aly Musani - Chief Financial Officer	200,000
Mac Jervey - Consultant	200,000
Art Bowman - Consultant	200,000
Neil McPherson - Consultant	200,000
Larry Smith - Consultant	100,000
Clarence Campbell - Consultant	100,000
Anita Livingstone - Employee	50,000
Tom Davis - Consultant	20,000
Amos Nur - Consultant	20,000
Lucien Celli - Consultant	20,000
Rick Bartlett - Consultant	20,000

Executives as a Group (1 person)	200,000

Non-Executive Directors as a Group (1 person)	200,000

Non-Executive Officer Employees and Consultants as a Group (10 persons)	930,000

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of February 23, 2006.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	1,430,000	$3.51	570,000

Total	1,430,000	$3.51	570,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

On January 19, 2006, we paid $30,000 Cndn (approximately $26,023 US based on current exchange rates) for prospect fees to Petro Hunt Oil & Gas Ltd., a company in which Ron Hietala, one of our directors, is the President and beneficial owner.

Between June and August 2005, our President donated consulting services to us in the amount of $3,000.

On June 2, 2005, Triangle Petroleum Corporation entered into agreements with Ron W. Hietala and Ron Kinniburgh, pursuant to which Mr. Hietala and Mr. Kinniburgh each purchased 2,000,000 shares of our common, for which each paid $20,000. The securities were issued in a private placement transaction pursuant to Regulation S under the Securities Act of 1933, as amended. Mr. Hietala is a shareholder and beneficial owner of Triangle Petroleum Corporation. Mr. Kinniburgh is a beneficial owner of Triangle Petroleum Corporation. On June 30, 2005, we entered into an agreement with Mr. Kinniburgh, pursuant to which Mr. Kinniburgh agreed to return the 2,000,000 shares of common stock to us in exchange for the return of his original purchase price of $20,000.

On June 2, 2005, John D. Carlson purchased 1,500,000 shares of our common stock from Mark Gustafson in a private transaction. Mr. Carlson and Mr. Gustafson are both directors and beneficial owners of Triangle Petroleum Corporation.

On May 12, 2005, Sergei Stetsenko, our then president and member of the board of directors returned 34,300,000 shares of our common stock to us. The shares were returned as a result of a preliminary report issued in connection with our mining property that reflected that there was no mineralized material located on the property.

On May 12, 2005, Mark Gustafson purchased 4,000,000 restricted shares of our common stock from us in consideration of $40,000 in cash.

During the year ended January 31, 2005, Sergei Stetsenko, our then president and member of the board of directors, donated $2,250 in consulting services and $900 in office rent.

During the year ended January 31, 2005, Maryna Bilynska, our then secretary, donated $2,250 in consulting services.

ITEM 13. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation, changing the name to Triangle Petroleum Corporation, filed with the Nevada Secretary of State on May 10, 2005.

3.3	Bylaws of the Company, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference.

4.1
Securities Purchase Agreement, dated December 8, 2005, by and between Triangle Petroleum Corporation and Cornell Capital Partners LP, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 12, 2005 and incorporated herein by reference.

4.2
Secured Convertible Debenture issued to Cornell Capital Partners LP, dated December 8, 2005, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 12, 2005 and incorporated herein by reference.

4.3
Registration Rights Agreement, dated December 8, 2005, by and between Triangle Petroleum Corporation and Cornell Capital Partners LP, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 12, 2005 and incorporated herein by reference.

4.4
Security Agreement, dated December 8, 2005, by and between Triangle Petroleum Corporation and Cornell Capital Partners LP, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 12, 2005 and incorporated herein by reference.

4.5
Security Agreement, dated December 8, 2005, by and between Elmworth Energy Corporation and Cornell Capital Partners LP, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 12, 2005 and incorporated herein by reference.

4.6
Security Agreement, dated December 8, 2005, by and between Triangle USA Petroleum Corporation and Cornell Capital Partners LP, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 12, 2005 and incorporated herein by reference.

4.7
Escrow Agreement, dated December 8, 2005, by and between Triangle Petroleum Corporation and Cornell Capital Partners LP, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 12, 2005 and incorporated herein by reference.

4.8
Secured Convertible Debenture issued to Cornell Capital Partners LP, dated January 17, 2006, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on February 24, 2006 and incorporated herein by reference..

4.9
Securities Purchase Agreement, dated December 28, 2005, by and between Triangle Petroleum Corporation and Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.10
Securities Purchase Agreement, dated December 28, 2005, by and between Triangle Petroleum Corporation and Centrum Bank, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.11
Convertible Debenture issued to Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG, dated December 28, 2005, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.12
Convertible Debenture issued to Centrum Bank, dated December 28, 2005, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.13
Warrant issued to Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG, dated December 28, 2005, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.14	Warrant issued to Centrum Bank, dated December 28, 2005, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.15
Registration Rights Agreement, dated December 28, 2005, by and between Triangle Petroleum Corporation and Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.16
Registration Rights Agreement, dated December 28, 2005, by and between Triangle Petroleum Corporation and Centrum Bank, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 30, 2005 and incorporated herein by reference.

4.17	Convertible Debenture issued to Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG, dated January 23, 2006, filed with the Commission on February 24, 2006 and incorporated herein by reference..

4.18	Convertible Debenture issued to Centrum Bank, dated January 23, 2006, filed with the Commission on February 24, 2006 and incorporated herein by reference..

4.19	Warrant issued to Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG, dated January 23, 2006, filed with the Commission on February 24, 2006 and incorporated herein by reference..

4.20	Warrant issued to Centrum Bank, dated January 23, 2006, filed with the Commission on February 24, 2006 and incorporated herein by reference..

10.1
Stock Purchase Agreement between the Company and Rowlings Financial Inc., dated as of June 14, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference.

10.2
Convertible Debenture issued by the Company in favor of Rowlings Financial, Inc., dated as of June 14, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference.

10.3
Common Stock Purchase Warrant issued by the Company in favor of Rowlings Financial, Inc., dated as of June 14, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference.

10.4
Registration Rights Agreement between the Company and Rowlings Financial Inc., dated as of June 14, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference.

10.5
Convertible Debenture issued by the Company in favor of Rowlings Financial, Inc., dated as of July 14, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2005 and incorporated herein by reference.

10.6
Common Stock Purchase Warrant issued by the Company in favor of Rowlings Financial, Inc., dated as of July 14, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2005 and incorporated herein by reference.

10.7
Form of Stock Purchase Agreement, dated as of June 2, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2005 and incorporated herein by reference.

10.8
Letter Agreement dated as of June 30, 2005 by and between Triangle Petroleum Corporation and Ronald B. Kinniburgh, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2005 and incorporated herein by reference.

10.9
Consulting Agreement, dated as of June 23, 2005, by and between RWH Management Services Ltd. and Elmworth Energy Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 and incorporated herein by reference.

10.10
Investor Relations Services Agreement between Triangle Petroleum Corporation and Eclips Ventures International, dated as of June 13, 2005, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 and incorporated herein by reference.

10.11
Investor Relations Agreement, dated as of June 16, 2005, between Triangle Petroleum Corporation and Redwood Capital Corporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 7, 2005 and incorporated herein by reference.

10.12
Master License Agreement, dated as of June 15, 2005, between Triangle Elmworth Energy Corporation and Millennium Seismic Ltd., filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 7, 2005 and incorporated herein by reference.

10.13
Participation Agreement, dated as of October 26, 2005, by and between Triangle USA Petroleum Corporation and Kerogen Resources, Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005 and incorporated herein by reference.

10.14
Joint Exploration Agreement, dated as of October 28, 2005, by and between Triangle USA Petroleum Corporation and Hunter Energy LLC, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.

10.15
Employment Agreement, dated as of October 14, 2005, by and between Triangle Petroleum Corporation and Aly Musani, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on January 18, 2006 and incorporated herein by reference.

14.1
Code of Ethics for Senior Financial Officers, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 16, 2005 and incorporated herein by reference.

14.2	Audit Committee Charter, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 16, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on January 18, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended January 31, 2006 and 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $16,500 and $7,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill the Company for any other audit-related work during fiscal years ended January 31, 2006 or 2005.

Tax Fees

Our independent registered public accounting firm did not bill the Company for tax related work during fiscal years ended January 31, 2006 or 2005.

All Other Fees

Our independent registered public accounting firm did not bill the Company for other services during fiscal years ended January 31, 2006 and 2005 respectively.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: May 1, 2006	By:	/s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: May 1, 2006	By:	/s/ ALY MUSANI
Aly Musani
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK GUSTAFSON Mark Gustafson	President (Principal Executive Officer) and Director	May 1, 2006

/s/ ALY MUSANI Aly Musani	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2006

/s/ RON W. HIETALA Ron W. Hietala	Director	May 1, 2006

/s/ JOHN D. CARLSON John D. Carlson	Director	May 1, 2006

/s/ STEPHEN A. HOLDITCH Stephen A. Holditch	Director	May 1, 2006