Form 10QSB
period 2006-04-30
Triangle Petroleum Corp
filed 2006-06-06
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-51321

TRIANGLE PETROLEUM CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1110, 521 - 3 Avenue SW
Calgary, Alberta
Canada T2P 3T3
(Address of Principal Executive Offices)

(403) 262-4471
(Registrant’s telephone number, including area code)

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

Yes ☐    No ☒

As of June 1, 2006, the Company had 20,082,530 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending April 30, 2006

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars except share data)

	April 30, 2006 $	January 31, 2006 $
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	15,317,626	17,394,422
Other current assets	693,049	406,356

Total Current Assets	16,010,675	17,800,778

Debt Issue Costs, net	820,867	903,158
Property and Equipment (Note 4)	81,486	69,266
Oil and Gas Properties, unproven (Note 5)	8,257,136	7,065,367
Total Assets	25,170,164	25,838,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	594,063	527,057
Accrued liabilities (Note 6)	1,309,236	1,116,613
Total Current Liabilities	1,903,299	1,643,670

Asset Retirement Obligations (Note 5)	33,000	33,000
Convertible Debentures, less unamortized discount of $13,741,823 and $15,793,697, respectively (Note 7)	10,658,177	9,306,303
Total Liabilities	12,594,476	10,982,973

Contingencies and Commitments (Notes 1, 5 and 11)

Stockholders’ Equity
Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 19,882,530 shares (January 31, 2006 - 19,182,530 shares)	199	192

Additional Paid-In Capital	29,062,971	27,623,110
Donated Capital	11,400	11,400
Deferred Compensation (Note 9)	(3,629,167)	(4,486,667)
Deficit Accumulated During the Exploration Stage	(12,869,715)	(8,292,439)
Total Stockholders’ Equity	12,575,688	14,855,596
Total Liabilities and Stockholders’ Equity	25,170,164	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars except loss per share)
(unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to April 30,	Three Months Ended April 30,	Three Months Ended April 30,
	2006	2006	2005
	$	$	$

Revenue	—	—	—

Operating Expenses

Depreciation	10,397	5,780	—
General and administrative	6,235,024	2,149,427	23,824
Impairment loss on oil and gas properties	1,017,713	—	—
Total Operating Expenses	7,263,134	2,155,207	23,824
Net Loss from Operations	(7,263,134)	(2,155,207)	(23,824)

Other Income (Expense)

Accretion of discounts on convertible debentures	(4,815,290)	(2,051,874)	—
Amortization of debt issue costs	(134,133)	(82,291)	—
Interest income	160,200	108,726	—
Interest on long-term debt	(784,887)	(396,630)	—
Total Other Income (Expense)	(5,574,110)	(2,422,069)	—

Net Loss Before Discontinued Operations	(12,837,244)	(4,577,276)	(23,824)

Discontinued Operations (Note 3)	(32,471)	—	(15,000)
Net Loss for the Period	(12,869,715)	(4,577,276)	(38,824)

Net Loss Per Share

Continuing Operations - Basic and Diluted		(0.23)	—
Discontinued Operations - Basic and Diluted		—	—
		(0.23)	—

Weighted Average Number of Shares Outstanding		19,575,000	46,283,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2006	2005
	$	$

Operating Activities

Net loss	(4,577,276)	(38,824)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debentures	2,051,874	—
Amortization of debt issue costs	82,291	—
Depreciation	5,780	—
Stock-based compensation	1,597,368	—

Changes in operating assets and liabilities

Other current assets	(286,693)	—
Accounts payable and accrued liabilities	259,629	(25,167)
Net Cash Used in Operating Activities	(867,027)	(63,991)

Investing Activities
Purchase of property and equipment	(18,000)	—
Oil and gas property expenditures	(1,191,769)	—
Net Cash Used by Investing Activities	(1,209,769)	—

Financing Activities	—	—

Decrease in Cash and Cash Equivalents	(2,076,796)	(63,991)
Cash and Cash Equivalents - Beginning of Period	17,394,422	148,102
Cash and Cash Equivalents - End of Period	15,317,626	84,111

Non-cash Investing and Financing Activities
Stock issued for conversion of debenture	700,000	—

Supplemental Disclosures:

Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on December 11, 2003 under the name Peloton Resources Inc. In December 2003, the Company purchased six mineral claims situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. During the fiscal year ended January 31, 2006, the Company abandoned its mineral property as a result of poor exploration results, and changed the Company’s principal business to that of acquisition, exploration and development of oil and gas resource properties. On May 10, 2005, the Company changed its name to Triangle Petroleum Corporation.

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to planned principal business activities is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $12,869,715 since inception and has working capital of $14,107,376 as at April 30, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, and Triangle USA Petroleum Corporation, incorporated in the State of Colorado, USA. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

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

e)	Interim Financial Statements

These interim unaudited financial statements for the period ended April 30, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)	Property and Equipment

Property and equipment consists of computer hardware, geophysical software, furniture and equipment and leasehold improvements, and is recorded at cost. Computer hardware and geophysical software are depreciated on a straight-line basis over their estimated useful lives of three years. Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives of five years. Leasehold improvements are depreciated on a straight-line basis over their estimated useful lives of five years.

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of April 30, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of April 30, 2006, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the three month period ended April 30, 2006, the Company recognized amortization expense of $82,291.

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. and Canadian dollars. As at April 30, 2006, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

p)	Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

p)	Stock-based Compensation (continued)

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss for the three month period ended April 30, 2006 is $112,034 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three month period ended April 30, 2006 would have remained unchanged at $0.23 per share.

As there were no stock options granted prior to April 30, 2005, there was no effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the prior period presented.

Effective August 5, 2005, the Company approved an incentive stock option plan (the “2005 Incentive Stock Plan”) to issue up to 2,000,000 shares of common stock. The 2005 Incentive Stock Plan allows for the granting of stock options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

On February 21, 2006, the Company granted stock options under the 2005 Incentive Stock Plan to a director to acquire 200,000 common shares at an exercise price of $4.55 per share exercisable to February 21, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of the stock options granted was $3.84 per share. On March 24, 2006, the Company granted stock options to a consultant to acquire 100,000 common shares at an exercise price of $3.46 per share exercisable to March 24, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $3.48 per share. During the three month period ended March 31, 2006, the Company recorded stock-based compensation of $739,868 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Three Months Ended April 30, 2006
	Number of Options	Weighted Average Exercise Price $

Balance, Beginning of Period	1,330,000	3.28

Granted	300,000	4.19
Cancelled/forfeited	(200,000)	3.23
Balance, End of Period	1,430,000	3.47

Additional information regarding stock options as at April 30, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

3.23	930,000	4.27	3.23	372,000	3.23
3.46	100,000	4.90	3.46	20,000	3.46
3.53	200,000	4.45	3.53	100,000	3.53
4.55	200,000	4.82	4.55	40,000	4.55
	1,430,000	4.42	3.47	532,000	3.39

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

q)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In 2006, the FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

r)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Discontinued Operations

In December 2003, the Company, through its former President and director, acquired 100% of the rights, title and interest in six mining claims representing six units in the Greenwood Mining Division in the Province of British Columbia, Canada. Payment of $1,912 was required to record these mining claims and paid by the former President of the Company. The claims were originally purchased by the former President, however, title to the claims had been conveyed to the Company via an unrecorded deed. During the fiscal year ended January 31, 2006, the Company abandoned its mineral property as a result of poor exploration results.

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer hardware	46,301	5,029	41,272	32,804
Furniture and equipment	31,500	3,388	28,112	29,573
Geophysical software	8,000	1,778	6,222	6,889
Leasehold Improvements	6,083	203	5,880	—
	91,884	10,398	81,486	69,266

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

5.	Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Exploration $	Impairment Loss $	April 30, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Canadian properties	1,716,961	2,271,178	—	3,988,139	3,411,226
US properties	3,860,184	1,426,526	(1,017,713)	4,268,997	3,654,141
Totals	5,577,145	3,697,704	(1,017,713)	8,257,136	7,065,367

All of the Company’s oil and gas properties are unproven and are located in the United States and Canada. The Company is currently participating in oil and gas exploration activities in Texas and Colorado, USA, and Alberta, Canada.

(a)
On October 19, 2005, the Company entered into a Participation Agreement with a Texas based joint venture partner to earn a 30% interest in certain prospects located in the Southern Fort Worth Basin, Texas. The Company must pay $597,600, of which $300,000 has been paid, and the balance is payable on October 30, 2006.

(b)
On October 28, 2005, the Company entered into a Letter Agreement with a Colorado based joint venture partner to acquire a 25% working interest in three prospects located in Colorado, Wyoming and Montana. The Company paid $2,000,000 in fiscal 2006 and is committed to pay up to an additional $2,492,334. The Company must pay 33.333% of the costs of drilling the first well, and 25% of the costs thereafter.

In fiscal 2006, the Company recognized an impairment loss of $1,017,713 related to an evaluation well located on the Colorado acreage. This impairment loss includes $33,000 in asset retirement obligations accrued which is the Company’s estimated share of the costs to abandon and reclaim this well. The reclamation work is not expected to occur within the next twelve months.

6.	Accrued Liabilities

The components of accrued liabilities are as follows:

	April 30, 2006 $	January 31, 2006 $

Interest	784,888	388,258
Oil and gas expenditures	489,348	725,855
Professional fees	35,000	33,000
Total accrued liabilities	1,309,236	1,116,613

7.	Convertible Debentures

(a)
On June 14, 2005, the Company entered into a securities purchase agreement with a single accredited investor (the “Purchase Agreement”) pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the Purchase Agreement, the investor had the right to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock which was exercised on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and warrants to purchase 5,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. During the three month period ended April 30, 2006, a debenture with a principal amount of $700,000 was converted into 700,000 shares of common stock. The unamortized discount on the respective convertible debenture of $481,250 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $4,400,000 resulting from the difference between the stated value and carrying value at the date of issuance. To April 30, 2006, accrued interest of $391,737 has been included in accrued liabilities, and interest expense of $2,475,000 has been accreted increasing the carrying value of the convertible debentures to $1,925,000.

(b)
On December 8, 2005, the Company entered into a Securities Purchase Agreement with a single investor pursuant to which the investor purchased 5% secured convertible debentures in the aggregate principal amount of $15,000,000. The gross proceeds of this financing will be received as follows:

(i)	$5,000,000 was received on closing;

(ii)	$5,000,000 was received on the second business day prior to the filing date of the SB-2 Registration Statement; and

(iii)	$5,000,000 will be received on the fifth business day following the effective date of the SB-2 Registration Statement (subsequently received)

The Company agreed to pay an 8% fee on the receipt of each installment, and a $15,000 structuring fee. The convertible debentures mature on the third anniversary of the date of issue (the “Maturity Date”) and bear interest at 5% per annum. The Company is not required to make any payments until the Maturity Date. The investor may convert, at any time, any amount outstanding under the convertible debentures into shares of common stock of the Company at a conversion price per share equal to the lesser of $5.00 or 90% of the average of the three lowest daily volume weighted average prices of the common stock, as quoted by Bloomberg, LP, of the ten trading days immediately preceding the date of conversion.

The Company, at its option has the right, with three business days advance written notice, to redeem a portion or all amounts outstanding under these convertible debentures prior to the Maturity Date provided that the closing bid price of the common stock is less than $5.00 at the time of the redemption. In the event of redemption, the Company is obligated to pay an amount equal to the principal amount being redeemed plus a 20% redemption premium, and accrued interest.

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
(unaudited)

7.	Convertible Debentures (continued)

The investor has agreed to restrict its ability to convert the convertible debentures and receive shares of the Company’s common stock such that the number of shares of common stock held by the investor in the aggregate and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,557,113 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To April 30, 2006, accrued interest of $167,123 has been included in accrued liabilities, and interest expense of $285,724 has been accreted increasing the carrying value of the convertible debentures to $7,728,611.

(c)
On December 28, 2005, the Company entered into a Securities Purchase Agreement with two accredited investors providing for the sale by the Company to the investors of 7.5% convertible debentures in the aggregate principal amount of $10,000,000 of which $5,000,000 was advanced immediately and 1,250,000 warrants (the “Warrants”) to purchase 1,250,000 shares of the Company’s common stock, exercisable at a price of $5.00 per share until December 28, 2006, of which 625,000 were issued. The second instalment of $5,000,000 and 625,000 warrants was advanced on January 18, 2006, upon the filing of an SB-2 Registration Statement by the Company with the SEC.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To April 30, 2006, accrued interest of $226,027 has been included in accrued liabilities, and interest expense of $1,004,566 has been accreted increasing the carrying value of the Convertible Debentures to $1,004,566.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

8.	Related Party Transactions

a)
The Company paid the former Secretary of the Company $8,000 during the three month period ended April 30, 2005 for consulting services provided. Previously, the former Secretary provided consulting services to the Company valued at $250 per month. No amounts were recognized for donated services for the three month period ended April 30, 2005.

b)	During the three month period ended April 30, 2006, the Company paid $5,000 in director’s fees.

c)
Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. This agreement was amended, effective February 1, 2006, by which the Company agreed to pay a salary of Cdn$12,000 per month to the President of the Company. During the three month period ended April 30, 2006, Cdn$36,000 was charged to operations.

d)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the three month period ended April 30, 2006, $60,000 was charged to operations.

e)
On November 14, 2005, the Company entered into a management consulting agreement with the Chief Financial Officer of the Company. Under the terms of the agreement, the Company must pay $10,000 per month, as well as an annual bonus based upon mutually agreed upon targets. Effective January 1, 2006, the consulting agreement was amended to an employment agreement by which the Company agreed to pay a salary of Cdn$12,000 per month to the Chief Financial Officer. During the three month period ended April 30, 2006, Cdn$36,000 was charged to operations.

f)
As at April 30, 2006, the Company was indebted to the President of the Company in the amount of $2,680 (January 31, 2006 - $1,397), which is included in accounts payable. This amount is for reimbursable business expenses incurred on behalf of the Company.

9.	Common Stock

(a)	In March 2006, the Company issued 700,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $700,000.

(b)
On June 2, 2005, the Company issued 2,000,000 shares of common stock to the President of the Company’s subsidiary at $0.01 per share for cash proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. During the year ended January 31, 2006, $900,000 was charged to operations. During the three month period ended April 30, 2006, $337,500 was charged to operations. The remaining amount of $1,462,500 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

(c)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the shares were issued for below fair value, a discount on the issuance of shares of $4,160,000 was recorded as deferred compensation. During the year ended January 31, 2006, $1,473,333 was charged to operations. During the period ended April 30, 2006, $520,000 was charged to operations. The remaining amount of $2,166,667 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

10.	Share Purchase Warrants

As at April 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$1.00	June 15, 2008
625,000	$5.00	December 28, 2006
625,000	$5.00	January 23, 2007
7,250,000

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

11.	Commitment

On July 19, 2005, the Company entered into a lease agreement commencing October 1, 2005 for office premises for a four year term expiring September 30, 2009. Annual rent is payable at $32,972 (Cdn$36,816) for the first two years and $34,663 (Cdn$38,704) for the remaining two years. The Company must also pay its share of occupancy costs, currently at an annual rate of $18,042 (Cdn$20,145). During the three month period ended April 30, 2006, the Company paid rent expense of $13,211. Future minimum lease payments over the next five fiscal years are as follows:

2007	$51,000
2008	$51,000
2009	$53,000
2010	$35,000
$190,000

12.	Subsequent Event

(a)	On May 26, 2006, the Company issued 200,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $200,000.

(b)	On June 1, 2006, the Company received the final $5,000,000 disbursement relating to the convertible debenture referred to in Note 7(b).

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

The changeover from a mining to an oil and gas exploration company has taken place over the last year, during one of the strongest bull markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil and natural gas (Henry Hub Nymex), currently, as compared to the prior year, is as follows:

Month and Year	Oil price per barrel	Natural Gas price Henry Hub Nymex (US$/mmbtu)	Month and Year	Natural Gas price Henry Hub Nymex (US$/mmbtu)	Oil price per barrel
May 2005	$49	$6.75	May 2004	$5.94	$40
June 2005	$57	$6.12	June 2004	$6.68	$38
July 2005	$59	$6.98	July 2004	$6.14	$40
August 2005	$65	$7.65	August 2004	$6.05	$44
September 2005	$66	$10.85	September 2004	$5.08	$46
October 2005	$62	$13.91	October 2004	$5.72	$53
November 2005	$58	$13.83	November 2004	$7.63	$48
December 2005	$59	$11.18	December 2004	$7.98	$43
January 2006	$66	$11.43	January 2005	$6.21	$47
February 2006	$62	$8.40	February 2005	$6.29	$48
March 2006	$63	$7.11	March 2005	$6.30	$54
April 2006	$70	$7.23	April 2005	$7.32	$53

This is consistent with most oil and gas analysts calling for continued high commodity prices due to strong or rising demand in the United States, China and India relative to regular supply disruptions in the Middle East, Gulf Coast states and other areas. Although these strong commodity prices have resulted in extremely competitive conditions for the supply of products and services for exploration companies, our outlook remains positive. Despite these strong fundamentals, it should be noted that short term fluctuations in North American natural gas prices will occur based upon seasonal weather patterns and gas storage levels.

Since August 2005, we have undertaken the following major initiatives:

●	Contracted the services of an experienced geo science team, an experienced landman and hired a chief financial officer;
●	Participated in drilling four deep basin gas wells in northwestern Alberta;
●	Reached an agreement with Kerogen Resources Inc. to pursue opportunities relating to the Barnett Shale Project in the Greater Fort Worth area of East Texas;
●	Reached an agreement with Hunter Energy Exploration, Inc. to explore approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana;
●	Participated in drilling our first well in the United States with Hunter Energy in Colorado;
●	Completed $25 million funding;
●	Established initial acreage position in the Barnett Shale Project with participation in the purchase of 2,600 acres;
●	Participated in drilling a three well program in the Barnett Shale Project located in Texas;
●	Increased the initial acreage position in the Barnett Shale Project from 2,600 acres to 7,500 acres;
●	Participated in drilling a second well in the Barnett Shale Project located in Texas;
●	Finished acquisition phase of 3-D seismic program on initial acreage position in the Barnett Shale Project;
●	Increased acreage position in the Barnett Shale Project from 7,500 acres to 9,500 acres; and
●	Executed farm-in agreement on a 500,000 acre land block with a Canadian joint venture partner to explore unconventional gas opportunities in Canada.

Plan of Operations

We believe that there are six critical elements for building a successful oil and gas exploration company in the current environment:

1.	People - this includes a qualified board of directors, advisory board members, management, employees, and consultants;
2.	Projects - a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital - based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional fundings;
4.	Technology - the most advanced interpretation methods, techniques and methods should be utilized in order to maximize the potential for finding and developing oil and gas reserves;
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

We have contracted several significant additions to the operating team in Elmworth based upon Mr. Hietala’s contacts, including landmen, geologists, geophysicists and engineers. We added Mr. Clarence Campbell, an industry recognized clastic sedimentologist and stratigrapher, who has worked extensively both domestically and internationally. Mr. Campbell’s practical, hands on experience in Western Canada is a strong asset to the integrated geological and geophysical projects. Another addition to the geoscience team is Mr. Arthur Bowman. Mr. Bowman received a BSc. from University of Toronto in 1977 and began his geophysical career in Calgary with Chevron Canada Resources Ltd. At Chevron, Mr. Bowman worked as an interpreter on various projects in Alberta and North Eastern British Columbia. More recently, Mr. Bowman was a founder of Defiant Energy Corp. The company commenced operations in 1998 and established production of 3,500 barrels of oil equivalent per day until the company was sold to Advantage Energy Trust in 2004. Mr. Bowman acted as geophysicist, geologist and Vice-President of Exploration. The Elmworth geoscience team was complemented by the addition of an experienced landman, Mr. Neil McPherson. Mr. McPherson brings thirty-six years of land expertise to Elmworth. Mr. McPherson began his career in the land department of Mobil Oil Canada Ltd. He was actively involved in both surface and mineral land issues. Subsequent to this, he has held a variety of senior and executive positions with companies such as Sundance Oil Canada Ltd., Covenant Resources Ltd., Oakwood Petroleum, Morgan Hydrocarbons, Mannville Oil and Gas Ltd. and High Point Resources Inc. We recently retained the services of an experienced Calgary based executive search firm in order to secure the services of a qualified candidate for the position of Chief Operating Officer. We expect this position to be filled within the next one to two months.

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

Projects:

During the quarter ended April 30, 2006, we further refined our strategic plan and have determined that the maximum value to all of our stakeholders is best served by targeting three focused project areas that provide geographical diversification and acceptable returns for invested capital. The three major project areas are as follows:

Barnett Shale Project - Greater Fort Worth Basin, Texas

Through our operating subsidiary, Triangle USA Petroleum Corporation, we have a 30% interest in a large joint venture area in the Barnett Shale of the Greater Fort Worth Basin. The joint venture was established through a strategic relationship with Kerogen Resources of Houston, Texas.

The Barnett Shale trend was pioneered by Mitchell Energy starting in 1981. Commercialization of the project was slow to occur until the application of large water fracturing stimulations at the Newark East Field in 1997. A second technology breakthrough occurred with the application of horizontal wells and selective stimulations. The Barnett Shale trend now supports daily production in excess of 1.2 bcf per day of natural gas with the USGS (United States Geological Survey) estimating a resource potential of greater than 25 tcf (trillion cubic feet) of natural gas. The Barnett Shale trend is the largest gas field in Texas with the productive limits being expanded regularly. Triangle USA has entered into the Barnett Shale trend through a joint venture with Kerogen Resources Inc. of Houston, Texas. Kerogen’s focus is to identify and exploit present and future shale gas projects within the United Sates and internationally. The principals of Kerogen also have many years of shale gas evaluation experience coupled with active involvement in the drilling, completion and production phases of Barnett Shale gas. Triangle USA, along with the joint venture partners, have commenced a land acquisition phase in the Fort Worth Basin (Texas). To date, 9,500 acres have been secured through the Kerogen joint venture. A ten square mile initial 3-D seismic program has been designed. It is anticipated the data will be processed and interpreted by the end of June 2006. Drilling targets will then be selected and prioritized based on availability of drilling services and equipment. Well spacing for the Barnett Shale ranges from 40 to 100 acres across the productive areas. Triangle USA believes the Barnett Shale trend to be an exploration opportunity that will continue to benefit from the application of new technology and sound field procedures.

Triangle USA is also currently participating in the drilling of three Barnett Shale wells in the Greater Fort Worth Basin. The wells are anticipated to be an extension of the productive trend. The drilling and completion program is a pilot project for a new completion technique designed to access incremental reserves and to establish higher levels of initial well productivity. Triangle USA has a 6.75% working interest in the project. The three horizontal wells in this multi-well project have been drilled to the projected total depth. The timing of the stimulation will be coordinated with the construction of pipeline and production facilities. Stimulation procedures and techniques developed in this first pilot project will be applied to the significant land block currently held by Triangle USA and its partner group.

Triangle USA’s third project in Johnson County has completed drilling operations. The well has been multi-stage fracture stimulated and is currently being flow tested. This well is located in the active development area of the Barnett Shale. Triangle USA Petroleum has a 6% working interest in this Johnson County project.

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

In October 2005, Elmworth participated in a 2,500 meter (8,250 feet) drilling project in the Deep Basin of West Central Alberta. This first evaluation well allowed us to earn the right to drill in five additional sections of land (approximately 3,200 acres). Elmworth has paid 38.5% of the costs. A hydraulic fracture stimulation program was performed on the exploration target identified by the operator. Commercial quantities of gas have not been tested from this well to date. However, Elmworth acquired proprietary well log data from this location that will be used to interpret the extensive 3-D seismic data currently under review. This land block held by Elmworth is currently being assessed for additional drilling locations.

In November 2005, Elmworth participated in a joint venture which targeted exploration opportunities in the south Deep Basin area of Alberta. 23 sections of land (approximately 14,700 acres) were earned upon the drilling of three commitment wells. Elmworth is participating for a 25% working interest in the first well. The first well was rig released in early December. A hydraulic fracture stimulation program was initiated on the Upper Cretaceous exploration targets. The primary horizon was not productive although a shallower interval is scheduled for completion. The second well is currently being evaluated for completion by the operator while the third well was plugged back to a shallower horizon. A completion program for the second well is currently under review with field work scheduled to commence summer.

Hunter Energy Joint Venture Opportunity

On October 31, 2005 we executed a joint venture agreement with Hunter Energy of Denver Colorado for a 25% working interest in three project areas. The joint venture currently has approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana. At least one well will be drilled in each area. Triangle USA has committed a minimum of $4.5 million to this joint venture. Based upon the results of the initial exploratory program, we have the option to participate in additional land acquisitions and drilling programs. Hunter has a unique exploration team whose members are led by Mr. John Masters, a co-founder of Canadian Hunter Exploration Limited. Canadian Hunter pioneered the exploration concepts of pervasive gas saturated reservoir accumulations that today are known as Basin Centered Gas Fields. The observations and the technical understanding led by John Masters and the Canadian Hunter team have resulted in multi-TCF’s (trillion cubic feet) of gas being produced to date in the Western Canadian Sedimentary Basin. The greater Deep Basin today continues to be a cornerstone in the asset base of many Canadian and international companies. Hunter has a team of 11 petroleum technology experts and 12 associated staff, several of whom were trained at Canadian Hunter. The business environment of the Rocky Mountain basins is attractive to establishing new projects, due to the fact that land costs, drilling density and hydrocarbon potential are all favorable in the areas selected by the experienced team at Hunter.

Triangle USA Petroleum Corporation has a 25% working interest in the joint venture properties comprised of 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana. The first exploration test well in Colorado was drilled in November 2005, the first evaluation of well logs and drill cuttings indicated that the well encountered the targeted objective as planned. The drilling rig finished operations in early January, successfully drilling to the target formations. The completion rig for the exploration test located in northwest Colorado was released in the middle of March and all technical and operational data gathered to date has not established the presence of commercial hydrocarbons. Triangle USA has reviewed the operator’s technical assessment of the exploration test. Triangle USA will also work with Hunter Energy to evaluate other hydrocarbon opportunities on the large land block that has been earned by the drilling of this first well.

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

In anticipation of the significant funds required to undertake the projects mentioned above and to acquire additional seismic data, acquire land positions, and launch drilling programs, we anticipated that we would require approximately $25 million in additional funding. We have secured a $15 million funding commitment from one institutional investor with gross proceeds of $10 million having been received prior to January 31, 2006. The final $5 million was received subsequent to the quarter end. We have also secured a $10 million funding commitment from two institutional investors with all gross proceeds having been received prior to January 31, 2006.

Technology:

One of the keys to finding natural gas is the use of available resources and advanced technological methods. In June 2005, Elmworth acquired new, high quality three dimensional seismic data covering 30 square miles in northwestern Alberta. This initial seismic data has been interpreted by the experienced team of geologists and geophysicists. This review was finalized during the first fiscal quarter of 2006. The initial objective here was to identify preliminary locations to target within the selected area. The acquired seismic will be used to establish opportunities in this multi-horizon area. We have recently made an additional seismic purchase in order to continue the interpretation and drilling location selection process. In addition to state of the art seismic interpretation, Elmworth will utilize advanced reservoir analysis techniques and the technical experience of its geological and geophysical team to further the opportunity identification process.

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

Drilling capability:

On October 24, 2005, Elmworth executed a letter of intent with a Calgary, Alberta based drilling contractor to secure a drilling rig for Elmworth’s Canadian winter 2005/2006 program. The contract also allows Elmworth the option to extend the contract term. The 3,000 meter rig will be located in the south Grande Prairie Area. Calgary based Crest Energy Consultants has been engaged by Elmworth to design and supervise all phases of the drilling and completion programs for the company in Canada.

Projected Quarterly Milestones

May 2006 to July 2006
➢	Acquire additional seismic data in Deep Basin project in Canada
➢	Add engineering expertise to the management team
➢	Complete evaluation of potential winter drilling projects in Canada
➢	Prepare drill site location for second well in Hunter Energy project
➢	Continue acquiring acreage in Barnett Shale project
➢	Commence drilling wells in second project in the Barnett Shale project
➢	Evaluate other projects to complement existing programs

August 2006 to October 2006
➢	Continue to evaluate a Canadian winter drilling program
➢	Commence drilling second well in the Hunter Energy program
➢	Continue drilling wells in multiple projects in the Barnett Shale project
➢	Continue evaluating new complementary projects
➢	Establish initial production base

November 2006 to January 2007
➢	Continue to assess Canadian drilling program
➢	Commence drilling third well in Hunter Energy program
➢	Continue drilling wells in multiple projects in the Barnett Shale project
➢	Continue evaluating new complementary projects
➢	Expand upon initial production base

February 2007 to April 2007
➢	Continue to accumulate acreage in the Barnett Shale Project
➢	Continue drilling wells in multiple projects in the Barnett Shale project
➢	Continue evaluating new complementary projects
➢	Continue to increase production base

Liquidity and Capital Resources

As of April 30, 2006, we had working capital of $14,107,376, resulting primarily from our cash and cash equivalents of $15,317,626 at year end. For the three months ended April 30, 2006, we had net cash outflow from operating activities of $867,027. Cash used in investing activities totaled $1,209,769, which was primarily utilized for Elmworth’s share of costs relating to the preparation of the lease to drill its first operated Alberta deep basin gas well. In Triangle USA, the funds were primarily used for the payments made to participate in the drilling of four Barnett Shale Gas wells and to accumulate land in this project area. Cash provided by financing activities totaled $nil for the three months ended April 30, 2006. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below. The receipt of this final installment will provide us with the liquidity to fully execute our fiscal 2007 budget.

We expect significant capital expenditures during the next 12 months for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for existing budgeted projects for the next 12 months, but not for new or expanded projects. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

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

December 8, 2005 Secured Convertible Debenture Financing

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

●    $5,000,000 was disbursed on December 8, 2005;

●    $5,000,000 was disbursed on January 17, 2006; and

●    $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of June 1, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.85 and, therefore, the conversion price for the secured convertible notes was$2.565. Based on this conversion price, the $15,000,000 in secured convertible debentures, excluding interest, were convertible into 5,847,954 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

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

Sample Conversion Calculation

The number of shares of common stock issuable upon conversion of the secured convertible debentures is determined by dividing that portion of the principal of the secured convertible debentures to be converted and interest, if any, by the conversion price. For example, assuming conversion of the $15,000,000 of secured convertible debentures, at a conversion price of $2.565 as of June 1, 2006, the number of shares issuable upon conversion would be:

$15,000,000/$2.565 = 5,847,954 shares

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

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of April 30, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined.

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

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures: As of April 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Consulting Agreement, dated as of September 1, 2005, between the Company and MGG Consulting.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: June 6, 2006	By:	/s/ MARK GUSTAFSON

Name: Mark Gustafson Title: President (Principal Executive Officer)

Date: June 6, 2006	By:	/s/ ALY MUSANI

Name: Aly Musani Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)