Form 10QSB
period 2006-07-31
Triangle Petroleum Corp
filed 2006-09-08
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ ]   No [X]

As of September 1, 2006, the Company had 20,482,530 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending July 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets:
	July 31, 2006 (Unaudited) and January 31, 2006 (Audited)	3

	Consolidated Statements of Operations:
	Three and Six Months Ended July 31, 2006 and 2005 (Unaudited) and
	Period from December 11, 2003 (Date of Inception) to July 31, 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows:
	Six Months Ended July 31, 2006 and 2005 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements:
	July 31, 2006	6-15

Item 2.	Management Discussion and Analysis	16

Item 3.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2006 $	January 31, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	18,972,807	17,394,422
Other current assets	308,707	406,356

Total Current Assets	19,281,514	17,800,778

Debt Issuance Costs, net	1,151,769	903,158
Property and Equipment (Note 3)	77,906	69,266
Oil and Gas Properties (Note 4)	9,324,524	7,065,367

Total Assets	29,835,713	25,838,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,251,035	525,659
Accrued liabilities (Note 5)	1,227,145	1,116,613
Due to related parties (Note 7)	8,310	1,398

Total Current Liabilities	2,486,490	1,643,670

Asset Retirement Obligations (Note 4)	33,000	33,000

Convertible Debentures, less unamortized discount of $12,181,573 and $15,793,697, respectively (Note 6)	17,018,427	9,306,303

Total Liabilities	19,537,917	10,982,973

Commitments (Notes 1, 4 and 10)

Stockholders’ Equity

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 20,082,530 shares and 19,182,530 shares, respectively	201	192

Additional Paid-In Capital	30,510,190	27,623,110

Donated Capital	11,400	11,400

Deferred Compensation (Note 8)	(2,771,667)	(4,486,667)

Deficit Accumulated During the Exploration Stage	(17,452,328)	(8,292,439)

Total Stockholders’ Equity	10,297,796	14,855,596

Total Liabilities and Stockholders’ Equity	29,835,713	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars except loss per share)
(unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to July 31,	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating Expenses

Depreciation	16,855	6,458	-	12,238	4,064
General and administrative	8,699,721	2,464,697	203,607	4,614,124	223,367
Impairment loss on oil and gas properties	1,062,650	44,937	-	44,937	-

Total Operating Expenses	9,779,226	2,516,092	203,607	4,671,299	227,431

Net Loss from Operations	(9,779,226)	(2,516,092)	(203,607)	(4,671,299)	(227,431)

Other Income (Expense)

Accretion of discounts on convertible debentures	(6,515,484)	(1,700,194)	-	(3,752,068)	(375,000)
Amortization of debt issue costs	(228,232)	(94,098)	-	(176,390)	-
Interest income	330,230	170,030	4,097	278,756	4,097
Interest on long-term debt	(1,227,145)	(442,258)	(435,000)	(838,888)	(60,000)

Total Other Income (Expense)	(7,640,631)	(2,066,520)	(430,903)	(4,488,590)	(430,903)

Net Loss Before Discontinued Operations	(17,419,857)	(4,582,612)	(634,510)	(9,159,889)	(658,334)

Discontinued Operations	(32,471)	-	(15,000)	-	(30,000)

Net Loss for the Period	(17,452,328)	(4,582,612)	(649,510)	(9,159,889)	(688,334)

Net Loss Per Share

Continuing Operations - Basic and Diluted		(0.23)	(0.03)	(0.47)	(0.02)
Discontinued Operations - Basic and Diluted		-	-	-	-

		(0.23)	(0.03)	(0.47)	(0.02)

Weighted Average Number of Shares Outstanding		20,013,000	22,087,000	19,487,000	33,984,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,
	2006	2005
	$	$

Operating Activities

Net loss for the period	(9,159,889)	(688,334)

Adjustments to reconcile net loss to net cash used in operating and financing activities:

Accretion of discounts on convertible debentures	3,752,068	375,000
Amortization of debt issuance costs	176,389	-
Depreciation	12,238	4,064
Donated consulting services and rent	-	2,000
Stock-based compensation	3,562,145	93,125

Changes in operating assets and liabilities

Other current assets	207,257	(86,986)
Accounts payable and accrued liabilities	(281,735)	83,543
Due to related parties	6,912	(28,416)

Net Cash Used in Operating Activities	(1,724,615)	(246,004)

Investing Activities
Purchase of property and equipment	(20,879)	(2,342)
Oil and gas property expenditures	(1,251,121)	(597,021)

Net Cash Used in Investing Activities	(1,272,000)	(599,363)

Financing Activities
Proceeds from issuance of convertible debentures	5,000,000	6,000,000
Debt issuance costs	(425,000)	(65,000)
Proceeds from issuance of common stock	-	60,000

Net Cash Provided by Financing Activities	4,575,000	5,995,000

Increase in Cash and Cash Equivalents	1,558,385	5,149,633
Cash and Cash Equivalents - Beginning of Period	17,394,422	148,102

Cash and Cash Equivalents - End of Period	18,972,807	5,297,735

Non-cash Investing and Financing Activities
Discount on stock issued	-	1,715,000
Stock issued for conversion of debenture	900,000	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to planned principal business activities is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $17,452,328 since inception and has working capital of $16,795,024 as at July 31, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the six month period ended July 31, 2006, the Company issued an additional $5,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, and Triangle (USA) Petroleum Corporation, incorporated in the State of Colorado, USA. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2006, $18,177,726 represented cash equivalents.

d)	Foreign Currency Transactions

The Company's functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

e)	Interim Consolidated Financial Statements

These interim consolidated unaudited financial statements for the period ended July 31, 2006 have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of July 31, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost less accumulated depletion and related deferred income tax do not exceed an amount (the ceiling) equal to the sum of: (a) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (b) the cost of property not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (d) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of July 31, 2006, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

j)	Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the six month period ended July 31, 2006, the Company recognized amortization expense of $176,390.

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

The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts are uninsured and insured business checking accounts and deposits maintained principally in U.S. dollars. As at July 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

p)	Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

p)	Stock-based Compensation (continued)

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss for the six month period ended July 31, 2006 is $112,034 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the six month period ended July 31, 2006 would have remained unchanged at $0.23 per share.

As there were no stock options granted prior to July 31, 2005, there was no effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the prior period presented.

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

On February 21, 2006, the Company granted stock options under the 2005 Incentive Stock Plan to a director to acquire 200,000 common shares at an exercise price of $4.55 per share exercisable to February 21, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of the stock options granted was $3.84 per share. On March 24, 2006, the Company granted stock options to a consultant to acquire 100,000 common shares at an exercise price of $3.46 per share exercisable to March 24, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $3.48 per share. On July 27, 2006, the Company granted stock options to a consultant to acquire 300,000 common shares at an exercise price of $2.90 per share exercisable to July 27, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $2.48 per share. During the six month period ended July 31, 2006, the Company recorded stock-based compensation of $1,331,825 as general and administrative expense.

Stock-based compensation is recognized over the vesting period, using the straight-line attribution method for awards subject to graded vesting based on a service condition.

A summary of the Company’s stock option activity for the six months ended July 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price $

Balance, January 31, 2006	1,330,000	3.28

Granted	600,000	3.54
Cancelled/forfeited	(200,000)	3.23

Balance, July 31, 2006	1,730,000	3.37

Additional information regarding stock options as at July 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

2.90	300,000	4.99	2.90	60,000	2.90
3.23	930,000	4.02	3.23	372,000	3.23
3.46	100,000	4.65	3.46	20,000	3.46
3.53	200,000	4.20	3.53	100,000	3.53
4.55	200,000	4.56	4.55	40,000	4.55

	1,730,000	4.21	3.37	592,000	3.34

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

p)	Stock-based Compensation (continued)

As at July 31, 2006, there was $2,283,449 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Incentive Stock Plan which are expected to be recognized over a period of 21 months. A summary of the status of the Company’s non-vested shares as of July 31, 2006, and changes during the six months ended July 31, 2006, is presented below:

Non-vested shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at February 1, 2006	1,054,000	$2.67
Granted	600,000	$3.10
Vested	(516,000)	$2.77

Non-vested at July 31, 2006	1,138,000	$2.85

q)	Recent Accounting Pronouncements

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

3. Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer hardware	46,824	8,902	37,922	32,804
Furniture and equipment	33,855	5,003	28,852	29,573
Geophysical software	8,000	2,444	5,556	6,889
Leasehold Improvements	6,083	507	5,576	-

	94,762	16,856	77,906	69,266

4. Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Exploration $	Impairment Loss $	July 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Canadian properties	1,851,220	2,361,063	-	4,212,283	3,411,226
US properties	3,860,184	2,269,770	(1,017,713)	5,112,241	3,654,141

Totals	5,711,404	4,630,833	(1,017,713)	9,324,524	7,065,367

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

5. Accrued Liabilities

The components of accrued liabilities are as follows:

	July 31, 2006 $	January 31, 2006 $

Interest	1,227,145	388,258
Oil and gas expenditures	-	725,855
Professional fees	-	33,000

Total accrued liabilities	1,227,145	1,116,613

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

6. Convertible Debentures

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

The total convertible debentures of $6,000,000 are due and payable on June 10, 2007. The principal and accrued interest on these convertible debentures may be converted into shares of the Company’s common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict the ability to convert the convertible debentures to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 4.99% of the outstanding shares of common stock of the Company. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The Company filed an SB-2 Registration Statement registering the resale of shares of the Company’s common stock issuable upon conversion of these convertible debentures and exercise of the warrants.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. During the six month period ended July 31, 2006, debentures with a principal amount of $900,000 were converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debentures of $794,932 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $4,200,000 resulting from the difference between the stated value and carrying value at the date of issuance. To July 31, 2006, accrued interest of $477,830 has been included in accrued liabilities, and interest expense of $1,837,500 has been accreted increasing the carrying value of the convertible debentures to $2,362,500. Refer to Note 11.

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

(ii)	$5,000,000 was received on the second business day prior to the filing date of the SB-2 Registration Statement; and

(iii)	$5,000,000 was received on the fifth business day following the effective date of the SB-2 Registration Statement

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

6. Convertible Debentures (continued)

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of an SB-2 Registration Statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) registering the common stock issuable upon conversion of the convertible debentures. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than June 30, 2006 and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the convertible debentures have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the SEC no later than January 22, 2006, or if the Registration Statement is not declared effective by June 30, 2006, it is required pay to the investor, as liquidated damages, for each month that the Registration Statement has not been filed or declared effective, as the case may be, either a cash amount or shares of common stock equal to 2% of the liquidated value of the convertible debentures. The Company filed an SB-2 Registration Statement on January 18, 2006. This SB-2 Registration Statement was declared effective on May 25, 2006.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,697,057 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. The carrying value of the convertible debentures will be accreted to the face value of $15,000,000 to maturity. To July 31, 2006, accrued interest of $334,247 has been included in accrued liabilities, and interest expense of $2,188,821 has been accreted increasing the carrying value of the convertible debentures to $12,811,179.

(c)
On December 28, 2005, the Company entered into a Securities Purchase Agreement with two accredited investors providing for the sale by to the investors of 7.5% convertible debentures in the aggregate principal amount of $10,000,000 of which $5,000,000 was advanced immediately and 1,250,000 warrants (the “Warrants”) to purchase 1,250,000 shares of ’s common stock, exercisable at a price of $5.00 per share until  , of which 625,000 were issued. The second instalment of $5,000,000 and 625,000 warrants was advanced on January 18, 2006, upon the filing of an SB-2 Registration Statement by with the SEC.

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

In connection with the Securities Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the SEC registering the common stock issuable upon conversion of the convertible debentures and Warrants. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than May 28, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the convertible debentures have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the SEC no later than February 26, 2006, or if the Registration Statement is not declared effective by June 30, 2006, the Company is required pay to the investors, as liquidated damages, for each month that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the convertible debentures. The Company filed an SB-2 Registration Statement on January 18, 2006. This SB-2 Registration Statement was declared effective on May 25, 2006

Each investor has agreed to restrict its ability to convert the convertible debentures or exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

6. Convertible Debentures (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To July 31, 2006, accrued interest of $415,068 has been included in accrued liabilities, and interest expense of $1,844,748 has been accreted increasing the carrying value of the Convertible Debentures to $1,844,748.

7. Related Party Transactions

a)
The Company paid the former Secretary of the Company $8,000 during the six month period ended July 31, 2005 for consulting services provided. Previously, the former Secretary provided consulting services to the Company valued at $250 per month. No amounts were recognized for donated services for the six month period ended July 31, 2005.

b)	During the six month period ended July 31, 2006, the Company incurred $20,000 in director’s fees.

c)
Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. This agreement was terminated January 31, 2006, and effective February 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the President of the Company. During the six month period ended July 31, 2006, $63,558 (Cdn$72,000) was charged to operations.

d)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the six month period ended July 31, 2006, $120,000 was charged to operations.

e)
On November 14, 2005, the Company entered into a management consulting agreement with the Chief Financial Officer of the Company. Under the terms of the agreement, the Company must pay $10,000 per month, as well as an annual bonus based upon mutually agreed upon targets. This agreement terminated December 31, 2005, and effective January 1, 2006, the Company agreed to pay a salary of $10,000 per month to the Chief Financial Officer. During the six month period ended July 31, 2006, $60,000 was charged to operations.

f)
As at July 31, 2006, the Company was indebted to the President of the Company in the amount of $7,697 (January 31, 2006 - $1,397). This amount is for reimbursable business expenses incurred on behalf of the Company.

g)
As at July 31, 2006, the Company was indebted to an officer of the Company in the amount of $613 (January 31, 2006 - $NIL). This amount is for reimbursable business expenses incurred on behalf of the Company.

8. Common Stock

During the six months ended July 31, 2006

(a)	On June 1, 2006, the Company issued 200,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $200,000.

(b)	In March 2006, the Company issued 700,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $700,000.

(c)	Refer to Note 11.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

8. Common Stock (continued)

During the six months ended July 31, 2005

(d)
On June 2, 2005, the Company issued 2,000,000 shares of common stock to the President of the Company’s subsidiary at $0.01 per share for cash proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. During the year ended January 31, 2006, $900,000 was charged to operations. During the six month period ended July 31, 2006, $675,000 was charged to operations. The remaining amount of $1,125,000 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

(e)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the shares were issued for below fair value, a discount on the issuance of shares of $4,160,000 was recorded as deferred compensation. During the year ended January 31, 2006, $1,473,333 was charged to operations. During the six month period ended July 31, 2006, $1,040,000 was charged to operations. The remaining amount of $1,646,667 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

9. Share Purchase Warrants

As at July 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$ 1.00	June 15, 2008
625,000	$ 5.00	December 28, 2006
625,000	$ 5.00	January 23, 2007

7,250,000

10. Commitment

On July 19, 2005, the Company entered into a lease agreement commencing October 1, 2005 for office premises for a four year term expiring September 30, 2009. Annual rent is payable at $32,972 (Cdn$36,816) for the first two years and $34,663 (Cdn$38,704) for the remaining two years. The Company must also pay its share of occupancy costs, currently at an annual rate of $18,042 (Cdn$20,145). During the six month period ended July 31, 2006, the Company paid rent expense of $22,682. Future minimum lease payments over the next five fiscal years are as follows:

2007	$51,000
2008	$51,000
2009	$53,000
2010	$35,000
2011	$-

$190,000

11. Subsequent Event

On August 7, 2006, the Company received a notice of conversion to issue 400,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $400,000.

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

The changeover from a mining to an oil and gas exploration company has taken place over the last year, during one of the strongest bull markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil and natural gas (Henry Hub Nymex), currently, as compared to the prior year, is as follows:

Month and Year	Oil price per barrel	Natural Gas price Henry Hub Nymex (US$/mmbtu)	Month and Year	Oil price per barrel	Natural Gas price Henry Hub Nymex (US$/mmbtu)

August 2005	$65	$7.65	August 2004	$44	$6.05
September 2005	$66	$10.85	September 2004	$46	$5.08
October 2005	$62	$13.91	October 2004	$53	$5.72
November 2005	$58	$13.83	November 2004	$48	$7.63
December 2005	$59	$11.18	December 2004	$43	$7.98
January 2006	$66	$11.43	January 2005	$47	$6.21
February 2006	$62	$8.40	February 2005	$48	$6.29
March 2006	$63	$7.11	March 2005	$54	$6.30
April 2006	$70	$7.23	April 2005	$53	$7.32
May 2006	$71	$7.20	May 2005	$49	$6.75
June 2006	$71	$5.93	June 2005	$57	$6.12
July 2006	$74	$5.89	July 2005	$59	$6.98

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

People:

In late May 2005, Mark Gustafson was hired as our President, Chief Executive Officer and director with a mandate to aggressively transform us into an emerging oil and gas exploration company. In June 2005, we recruited two additional directors, John Carlson (engineer) and Ron Hietala (petrophysicist). Mr. Hietala was then retained as the President and director of our Alberta operating subsidiary, Elmworth Energy Corporation (“Elmworth”). On October 27, 2005, Mr. Hietala’s role was further expanded to include being appointed President of Triangle (USA) Petroleum Corporation (“Triangle USA”). Mr. Hietala’s specific mandate is to build a complete organization under his direction in Elmworth and Triangle USA based upon his 30 years experience in the oil and gas industry. Specifically, Mr. Hietala’s 19 year career and contacts at Canadian Hunter Exploration Ltd. continues to be critical in order to attract qualified employees and consultants for Elmworth and Triangle USA. In November 2005, we hired Aly Musani as our Chief Financial Officer to oversee all of our financial operations. In March 2006, Mr. Musani’s role was expanded as he was appointed to the role of Secretary and Treasurer.

We have contracted several significant additions to the operating team in Elmworth based upon Mr. Hietala’s contacts, including landmen, geologists, geophysicists and engineers. We added Mr. Clarence Campbell, an industry recognized clastic sedimentologist and stratigrapher, who has worked extensively both domestically and internationally. Mr. Campbell’s practical, hands on experience in Western Canada is a strong asset to the integrated geological and geophysical projects. Another addition to the geoscience team is Mr. Arthur Bowman. Mr. Bowman received a BSc. from University of Toronto in 1977 and began his geophysical career in Calgary with Chevron Canada Resources Ltd. At Chevron, Mr. Bowman worked as an interpreter on various projects in Alberta and North Eastern British Columbia. More recently, Mr. Bowman was a founder of Defiant Energy Corp. The company commenced operations in 1998 and established production of 3,500 barrels of oil equivalent per day until the company was sold to Advantage Energy Trust in 2004. Mr. Bowman acted as geophysicist, geologist and Vice-President of Exploration. We further strengthened our operational team with the hiring of Troy Wagner, P.Eng., MBA, effective August 8, 2006 as Chief Operating Officer and Vice-President Engineering. Mr. Wagner has spent the past 10 years at a publicly traded oil and gas company where he was Vice-President Operations of two companies with combined production of approximately 36,000 barrels of oil equivalent per day, a capital expenditure budget of $160 million Cndn and an operating budget of $110 million Cndn. His responsibilities included leading the technical teams (engineering and geoscience) and field based staff, approving all capital projects, managing budgets and integrating acquisitions. Mr. Wagner earned a Bachelor of Science in Mechanical Engineering from the University of Calgary (1992) and a Masters of Business Administration from Queens University in Kingston (2003).

In February 2006, we added Stephen A. Holditch to our board of directors. Since January 2004, Mr. Holditch has been the Head of the Department of Petroleum Engineering at Texas A&M University. Since 1976 through the present, Mr. Holditch has been a faculty member at Texas A&M University, as an Assistant Professor, Associate Professor, Professor and Professor Emeritus. Since its founding in 1977 until 1997, when it was acquired by Schlumberger Technology Corporation, Mr. Holditch was the Founder and President of S.A. Holditch & Associates, Inc., a petroleum technology company providing analysis of low permeability gas reservoirs and designing hydraulic fracture treatments. Mr. Holditch previously worked for Shell Oil Company and Pan American Petroleum Corporation. Mr. Holditch is a registered professional engineer in Texas, has received numerous honors, awards and recognitions and has authored or co-authored over 100 publications on the oil and gas industry. Mr. Holditch received his B.S., M.S. and Ph.D. in Petroleum Engineering from Texas A&M University in 1969, 1970 and 1976, respectively. We continue to seek additional qualified candidates to join our Board of Directors.

We do not intend to hire a significant number of employees over the next twelve months, as we intend to utilize our strong industry contacts with top quality consultants and contractors.

Projects:

During the six months ended July 31, 2006, we further refined our strategic plan and have determined that the maximum value to all of our stakeholders is best served by targeting three focused project areas that provide geographical diversification and acceptable returns for invested capital. The three major project areas are as follows:

Barnett Shale Project - Greater Fort Worth Basin, Texas

Through our operating subsidiary, Triangle USA, we have a 30% interest in a large joint venture area in the Barnett Shale of the Greater Fort Worth Basin. The joint venture was established through a strategic relationship with Kerogen Resources of Houston, Texas.

The Barnett Shale trend was pioneered by Mitchell Energy starting in 1981. Commercialization of the project was slow to occur until the application of large water fracturing stimulations at the Newark East Field in 1997. A second technology breakthrough occurred with the application of horizontal wells and selective stimulations. The Barnett Shale trend now supports daily production in excess of 1.2 bcf per day of natural gas with the USGS (United States Geological Survey) estimating a resource potential of greater than 25 tcf (trillion cubic feet) of natural gas. The Barnett Shale trend is the largest gas field in Texas with the productive limits being expanded regularly. Triangle USA has entered into the Barnett Shale trend through a joint venture with Kerogen Resources Inc. of Houston, Texas. Kerogen’s focus is to identify and exploit present and future shale gas projects within the United Sates and internationally. The principals of Kerogen also have many years of shale gas evaluation experience coupled with active involvement in the drilling, completion and production phases of Barnett Shale gas. Triangle USA, along with the joint venture partners, have commenced a land acquisition phase in the Fort Worth Basin (Texas). To date, 9,500 acres have been secured through the Kerogen joint venture. A ten square mile initial 3-D seismic program has been designed. The data has been recently processed and interpreted, however, further evaluation is needed before determining the course of action for this project. Well spacing for the Barnett Shale ranges from 40 to 100 acres across the productive areas. Triangle USA believes the Barnett Shale trend to be an exploration opportunity that will continue to benefit from the application of new technology and sound field procedures.

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

Triangle USA’s third project in Johnson County has completed drilling operations. The well has been multi-stage fracture stimulated and is currently on production. This well is located in the active development area of the Barnett Shale. Triangle USA Petroleum has a 6% working interest in this Johnson County project.

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

In November 2005, Elmworth participated in a joint venture which targeted exploration opportunities in the south Deep Basin area of Alberta. 23 sections of land (approximately 14,700 acres) were earned upon the drilling of three commitment wells. Elmworth is participating for a 25% working interest in the first well. The first well was rig released in early December. A hydraulic fracture stimulation program was initiated on the Upper Cretaceous exploration targets. The primary horizon was not productive although a shallower interval is scheduled for completion. The second well is currently being evaluated for completion by the operator while the third well was plugged back to a shallower horizon. A completion program for the second well is currently under review.

Hunter Energy Joint Venture Opportunity

On October 31, 2005, we executed a joint venture agreement with Hunter Energy of Denver Colorado for a 25% working interest in three project areas. The joint venture currently has approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana. At least one well will be drilled in each area. Triangle USA has committed a minimum of $4.5 million to this joint venture. Based upon the results of the initial exploratory program, we have the option to participate in additional land acquisitions and drilling programs. Hunter has a unique exploration team whose members are led by Mr. John Masters, a co-founder of Canadian Hunter Exploration Limited. Canadian Hunter pioneered the exploration concepts of pervasive gas saturated reservoir accumulations that today are known as Basin Centered Gas Fields. The observations and the technical understanding led by John Masters and the Canadian Hunter team have resulted in multi-TCF’s (trillion cubic feet) of gas being produced to date in the Western Canadian Sedimentary Basin. The greater Deep Basin today continues to be a cornerstone in the asset base of many Canadian and international companies. The business environment of the Rocky Mountain basins is attractive to establishing new projects, due to the fact that land costs, drilling density and hydrocarbon potential are all favorable in the areas selected by the experienced team at Hunter.

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

In anticipation of the significant funds required to undertake the projects mentioned above and to acquire additional seismic data, acquire land positions, and launch drilling programs, we anticipated that we would require approximately $25 million in additional funding. We secured a $15 million funding commitment from one institutional investor. We also secured a $10 million funding commitment from two institutional investors.

Technology:

One of the keys to finding natural gas is the use of available resources and advanced technological methods. In June 2005, Elmworth acquired new, high quality three dimensional seismic data covering 30 square miles in northwestern Alberta. This initial seismic data has been interpreted by the experienced team of geologists and geophysicists. This review was finalized during the first fiscal quarter of 2006. The initial objective here was to identify preliminary locations to target within the selected area. The acquired seismic data will be used to establish opportunities in this multi-horizon area. We have recently made an additional seismic purchase in order to continue the interpretation and drilling location selection process. In addition to state of the art seismic interpretation, Elmworth will utilize advanced reservoir analysis techniques and the technical experience of its geological and geophysical team to further the opportunity identification process.

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

Projected Quarterly Milestones

August 2006 to October 2006
➢	Continue to evaluate Canadian winter drilling programs
➢	Continue to evaluate the Barnett Shale project
➢	Continue evaluating new complementary shale gas projects
➢	Establish limited initial production base

November 2006 to January 2007
➢	Commence Canadian drilling program
➢	Commence drilling second well in the Hunter Energy program
➢	Continue evaluating and drilling wells in shale gas projects
➢	Continue evaluating new complementary projects and companies
➢	Expand upon initial production base

February 2007 to April 2007
➢	Continue Canadian drilling program
➢	Continue drilling wells in shale gas projects
➢	Commence drilling third well in Hunter Energy program
➢	Continue evaluating new complementary projects and companies
➢	Continue to increase production base

May 2007 to July 2007
➢	Plan for next stage of Canadian drilling program
➢	Continue drilling wells in shale gas projects
➢	Evaluate results of the Hunter Energy drilling programs
➢	Continue evaluating new complementary projects and companies
➢	Continue to increase production base

Liquidity and Capital Resources

As at July 31, 2006, we had working capital of $16,795,024, resulting primarily from our cash and cash equivalents of $18,972,807. For the six months ended July 31, 2006, we had net cash outflow from operating activities of $1,724,615. General and administrative expenses for the three and six months ended July 31, 2006 totaled $2,464,697 and $4,614,124 respectively. Included in these amounts were $1,964,777 and $3,562,145 of stock based compensation expense for three and six months ended July 31, 2006 respectively. Also included in the above total were salaries, wages and consulting fees of $259,139 and $524,758 for the three and six months ended July 31, 2006. The remaining $240,781 and $527,221 of general and administrative expenses for the three and six months ended July 31, 2006, respectively, is comprised of travel and other office related expenses. Cash used in investing activities totaled $1,272,000, which was primarily utilized for Triangle USA’s share of costs relating to its land acquisition and drilling activities within the Barnett Shale, and Elmworth’s acquisition of additional seismic data. Cash provided by financing activities totaled $4,575,000 for the six months ended July 31, 2006. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below. The receipt of this final installment will provide us with the liquidity to fully execute our fiscal 2007 budget.

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

We will still need additional investments in order to continue operations until the Company is able to achieve positive operating cash flow. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

● $5,000,000 was disbursed on December 8, 2005;

● $5,000,000 was disbursed on January 17, 2006; and

● $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of September 1, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.44 and, therefore, the conversion price for the secured convertible notes was $2.196. Based on this conversion price, the $15,000,000 in secured convertible debentures, excluding interest, were convertible into 6,830,602 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

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

In connection with the Securities Purchase Agreement dated December 8, 2005, we granted the investor registration rights. We were obligated to use our best efforts to cause the registration statement to be declared effective no later than June 30, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold. In the event of a default of our obligations under the Registration Rights Agreement, including if the registration statement is not declared effective by June 30, 2006, we are required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. The registration statement was declared effective on May 25, 2006.

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

Sample Conversion Calculation

The number of shares of common stock issuable upon conversion of the secured convertible debentures is determined by dividing that portion of the principal of the secured convertible debentures to be converted and interest, if any, by the conversion price. For example, assuming conversion of the $15,000,000 of secured convertible debentures, at a conversion price of $2.196 as of September 1, 2006, the number of shares issuable upon conversion would be:

$15,000,000/$2.196 = 6,830,601 shares

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

In connection with the Securities Purchase Agreement dated December 28, 2005, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not have the registration statement declared effective on or before May 27, 2006, we were obligated to pay liquidated damages in the amount of 1.0% for each 30-day period or pro rata for any portion thereof following the date by which such registration statement should have been filed for which no registration statement is filed or should have been declared effective. The registration statement was declared effective on May 25, 2006.

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of July 31, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 18, 2006, we held our annual meeting of the stockholders, at which the majority of stockholders approved the following actions:

1. To elect four (4) directors to serve until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected and qualified; and

2. To adopt the Company’s 2005 Stock Incentive Plan.

At the meeting, the stockholders did not approve an action to amend our articles of incorporation to authorize the creation of 1,000,000 shares of blank check preferred stock.

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

TRIANGLE PETROLEUM CORPORATION

Date: September 8, 2006	By: /s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: September 8, 2006	By: /s/ ALY MUSANI
Aly Musani
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)