Form 10QSB
period 2006-10-30
Triangle Petroleum Corp
filed 2006-12-15
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2006

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

Yes ☐  No ☒

As of December 13, 2006, the Company had 22,197,856 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending October 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
October 31, 2006 (Unaudited) and January 31, 2006 (Audited)	3

Consolidated Statements of Operations:
Three and Nine Months Ended October 31, 2006 and 2005 (Unaudited) and
Period from December 11, 2003 (Date of Inception) to October 31, 2006 (Unaudited)	4

Consolidated Statements of Cash Flows:
Nine Months Ended October 31, 2006 and 2005 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements:
October 31, 2006	6-16

Item 2. Management Discussion and Analysis	17

Item 3. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2006	January 31, 2006
	$	$
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	9,635,959	17,394,422
Other current assets	850,274	406,356

Total Current Assets	10,486,233	17,800,778

Debt Issue Costs, net	1,034,061	903,158
Property and Equipment (Note 3)	72,526	69,266
Oil and Gas Properties (Note 4)	17,209,422	7,065,367

Total Assets	28,802,242	25,838,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,563,920	525,659
Accrued liabilities (Note 5)	1,809,579	1,116,613
Due to related parties (Note 7)	3,536	1,398

Total Current Liabilities	3,377,035	1,643,670

Asset Retirement Obligations (Note 4)	93,621	33,000

Convertible Debentures, less unamortized discount of $10,263,294 and $15,793,697, respectively (Note 6)	17,436,706	9,306,303

Total Liabilities	20,907,362	10,982,973

Contingencies and Commitments (Notes 1, 4 and 10)

Stockholders’ Equity

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 21,340,381 shares (January 31, 2006 - 19,182,530 shares)	213	192

Additional Paid-In Capital	32,261,014	27,623,110

Donated Capital	11,400	11,400

Deferred Compensation (Note 8)	(1,914,167)	(4,486,667)

Deficit Accumulated During the Exploration Stage	(22,463,580)	(8,292,439)

Total Stockholders’ Equity	7,894,880	14,855,596

Total Liabilities and Stockholders’ Equity	28,802,242	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars except loss per share)
(unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to October 31,	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue
Oil and gas	24,540	24,540	-	24,540	-

Operating Expenses

Amortization	24,445	7,590	1,289	19,828	1,289
Depletion and depreciation	24,375	24,375	-	24,375	-
General and administrative	10,343,662	1,643,942	1,519,025	6,258,066	1,742,392
Impairment loss on oil and gas properties	2,104,502	1,041,852	-	1,086,789	-

Total Operating Expenses	12,496,984	2,717,759	1,520,314	7,389,058	1,743,681

Net Loss from Operations	(12,472,444)	(2,693,219)	(1,520,314)	(7,364,518)	(1,743,681)

Other Income (Expense)

Accretion of discounts on convertible debentures	(8,433,763)	(1,918,279)	(750,000)	(5,670,347)	(1,125,000)
Amortization of debt issue costs	(345,940)	(117,707)	(8,125)	(294,097)	(12,189)
Interest income	496,431	166,201	29,038	444,957	33,135
Interest on long-term debt	(1,675,393)	(448,248)	(120,000)	(1,287,136)	(180,000)

Total Other Income (Expense)	(9,958,665)	(2,318,033)	(849,087)	(6,806,623)	(1,284,054)

Net Loss Before Discontinued Operations	(22,431,109)	(5,011,252)	(2,369,401)	(14,171,141)	(3,027,735)

Discontinued Operations	(32,471)	-	-	-	(30,000)

Net Loss for the Period	(22,463,580)	(5,011,252)	(2,369,401)	(14,171,141)	(3,057,735)

Net Loss Per Share

Continuing Operations - Basic and Diluted		(0.24)	(0.13)	(0.70)	(0.11)
Discontinued Operations - Basic and Diluted		-	-	-	-

		(0.24)	(0.13)	(0.70)	(0.11)

Weighted Average Number of Shares Outstanding		20,716,000	18,046,000	20,107,000	28,635,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,
	2006	2005
	$	$

Operating Activities

Net loss	(14,171,141)	(3,057,735)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debentures	5,670,347	1,125,000
Amortization of debt issue costs	294,097	12,189
Amortization	19,828	1,289
Depletion and depreciation	24,375	-
Donated consulting services and rent	-	3,000
Impairment of oil and gas costs	1,086,789
Stock-based compensation	4,670,481	1,371,156

Changes in operating assets and liabilities

Other current assets	(443,918)	(148,806)
Accounts payable and accrued liabilities	1,731,227	236,597
Due to related parties	2,138	(25,929)

Net Cash Used in Operating Activities	(1,115,777)	(483,239)

Investing Activities
Purchase of property and equipment	(23,088)	(44,910)
Oil and gas property expenditures	(11,194,598)	(1,365,442)

Net Cash Used in Investing Activities	(11,217,686)	(1,410,352)

Financing Activities
Proceeds from issuance of convertible debentures	5,000,000	6,000,000
Debt issue costs	(425,000)	(65,000)
Proceeds from issuance of common stock	-	60,000

Net Cash Provided by Financing Activities	4,575,000	5,995,000

Increase (Decrease) in Cash and Cash Equivalents	(7,758,463)	4,101,409

Cash and Cash Equivalents - Beginning of Period	17,394,422	148,102

Cash and Cash Equivalents - End of Period	9,635,959	4,249,511

Non-cash Investing and Financing Activities
Stock issued for conversion of debentures	2,400,000	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

1. Nature of Operations and Continuance of Business

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to planned principal business activities is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $22,463,580 since inception and has working capital of $7,109,198 as at October 31, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the nine month period ended October 31, 2006, the Company issued an additional $5,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)  Interim Financial Statements

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

e)  Foreign Currency Transactions

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Oil and Gas Properties (continued)

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

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the nine month period ended October 31, 2006, the Company recognized amortization expense of $294,097.

k)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

l)	Income Taxes

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

m)	Basic and Diluted Net Income (Loss) Per Share

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

n)	Financial Instruments

The fair values of financial instruments, which includes cash and cash equivalents, other current assets, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the relatively short maturity of these instruments.

o)	Concentration of Risk

The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts are uninsured and insured business checking accounts and deposits maintained principally in U.S. dollars. As at October 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

p)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

q)	Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on February 1, 2006, the Company’s loss for the nine month period ended October 31, 2006 is $224,068 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the nine month period ended October 31, 2006 would have remained unchanged at $0.71 per share.

Had the Company applied the fair value recognition provisions of SFAS No. 123 to the nine month period ended October 31, 2005, the Company’s net loss would have been $112,034 higher than when it accounted for share-based compensation under APB No. 25. Basic and diluted loss per share for the nine month period ended October 31, 2006 would have remained unchanged at $0.09 per share.

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

On February 21, 2006, the Company granted stock options under the 2005 Incentive Stock Plan to a director to acquire 200,000 common shares at an exercise price of $4.55 per share exercisable to February 21, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of the stock options granted was $3.84 per share. On March 24, 2006, the Company granted stock options to a consultant to acquire 100,000 common shares at an exercise price of $3.46 per share exercisable to March 24, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $3.48 per share. On July 27, 2006, the Company granted stock options to a consultant to acquire 300,000 common shares at an exercise price of $2.90 per share exercisable to July 27, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $2.48 per share. On September 8, 2006, the Company granted stock options to an employee to acquire 100,000 common shares at an exercise price of $2.13 per share exercisable to September 8, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.20 per share. During the nine month period ended October 31, 2006, the Company recorded stock-based compensation of $2,097,981 as general and administrative expense.

Stock-based compensation is recognized over the vesting period, using the straight-line attribution method for awards subject to graded vesting based on a service condition.

A summary of the Company’s stock option activity for the nine months ended October 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
		$
Balance, Beginning of Period	1,330,000	3.28

Granted	700,000	3.34
Cancelled/forfeited	(400,000)	3.23

Balance, End of Period	1,630,000	3.31

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

q)	Stock-based Compensation (continued)

Additional information regarding stock options as at October 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$			$		$

2.13	100,000	4.86	2.13	20,000	2.13
2.90	300,000	4.74	2.90	60,000	2.90
3.23	730,000	3.76	3.23	438,000	3.23
3.46	100,000	4.40	3.46	40,000	3.46
3.53	200,000	3.95	3.53	120,000	3.53
4.55	200,000	4.31	4.55	80,000	4.55

	1,630,000	4.14	3.31	758,000	3.47

As at October 31, 2006, there was $1,611,234 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Incentive Stock Plan which are expected to be recognized over a period of 60 months. A summary of the status of the Company’s non-vested shares as of October 31, 2006, and changes during the nine months ended October 31, 2006, is presented below:

Non-vested options	Number of options	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2006	1,054,000	$2.67
Cancelled/forfeited	(400,000)	$2.71
Granted	700,000	$2.96
Vested	(482,000)	$2.79

Non-vested at October 31, 2006	872,000	$2.69

r)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

r)	Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

s)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3. Property and Equipment

	Cost	Accumulated Depreciation	October 31, 2006 Net Carrying Value	January 31, 2006 Net Carrying Value
	$	$	$	$
Computer hardware	48,683	13,379	35,304	32,804
Furniture and equipment	34,222	7,004	27,218	29,573
Geophysical software	7,983	3,218	4,765	6,889
Leasehold Improvements	6,083	844	5,239	-

	96,971	24,445	72,526	69,266

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

4. Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition	Exploration	Impairment Loss	October 31, 2006 Net Carrying Value	January 31, 2006 Net Carrying Value
	$	$	$	$	$
Canadian properties	443,617	4,887,940	(1,086,789)	4,244,768	3,411,226
US properties	10,936,750	3,045,617	(1,017,713)	12,964,654	3,654,141

Totals	11,380,367	7,933,557	(2,104,502)	17,209,422	7,065,367

All of the Company’s oil and gas properties are located in the United States and Canada. The Company is currently participating in oil and gas exploration activities in Texas and Colorado, USA, and Alberta, Canada.

(a)
On September 19, 2006, the Company entered into a Development Agreement with a Texas based joint venture partner to purchase a 50% interest in certain prospects located in the Arkoma Basin, Arkansas. The Company has paid $6,809,364 in fiscal 2007 and is committed to pay an additional $9,332,355. During the nine month period ended October 31, 2006, the Company recorded depletion of $24,375 on capitalized costs relating to this area.

(b)
On October 19, 2005, the Company entered into a Participation Agreement with a Texas based joint venture partner to earn a 30% interest in certain prospects located in the Southern Fort Worth Basin, Texas. The Company must pay $597,600, of which $300,000 has been paid, and the balance is payable on October 31, 2006.

(c)
On October 28, 2005, the Company entered into a Letter Agreement with a Colorado based joint venture partner to acquire a 25% working interest in three prospects located in Colorado, Wyoming and Montana. To date the Company has paid $3,455,000 in fiscal 2006 and is committed to pay up to an additional $1,400,000. The Company must pay 33.333% of the costs of drilling the first well, and 25% of the costs thereafter. In fiscal 2006, the Company recognized an impairment loss of $1,017,713 related to an evaluation well located on the Colorado acreage. This impairment loss includes $33,000 in asset retirement obligations accrued which is the Company’s estimated share of the costs to abandon and reclaim this well. The reclamation work is not expected to occur within the next twelve months.

5. Accrued Liabilities

The components of accrued liabilities are as follows:

	October 31, 2006	January 31, 2006
	$	$
Interest	1,675,393	388,258
Oil and gas expenditures	134,186	725,855
Professional fees	-	33,000

Total accrued liabilities	1,809,579	1,116,613

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. During the nine month period ended October 31, 2006, debentures with a principal amount of $1,900,000 were converted into 1,900,000 shares of common stock. The unamortized discount on the respective convertible debentures of $861,798 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $3,200,000 resulting from the difference between the stated value and carrying value at the date of issuance. To October 31, 2006, accrued interest of $551,386 has been included in accrued liabilities, and interest expense of $2,200,000 has been accreted increasing the carrying value of the convertible debentures to $2,200,000. Refer to Note 11.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,697,057 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. During the nine month period ended October 31, 2006, debentures with a principal amount of $500,000 were converted into 257,851 shares of common stock. The unamortized discount on the respective convertible debentures of $12,486 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $14,500,000 to maturity. To October 31, 2006, accrued interest of $519,897 has been included in accrued liabilities, and interest expense of $748,833 has been accreted increasing the carrying value of the convertible debentures to $12,551,776.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

6. Convertible Debentures (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To October 31, 2006, accrued interest of $604,110 has been included in accrued liabilities, and interest expense of $2,684,930 has been accreted increasing the carrying value of the Convertible Debentures to $2,684,930.

7. Related Party Transactions

a)
The Company paid the former Secretary of the Company $18,000 during the nine month period ended October 31, 2005 for consulting services provided. Previously, the former Secretary provided consulting services to the Company valued at $250 per month. No amounts were recognized for donated services for the nine month period ended October 31, 2006.

b)	During the nine month period ended October 31, 2006, the Company incurred $30,000 in director’s fees.

c)
Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. This agreement was terminated January 31, 2006, and effective February 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the President of the Company. During the nine month period ended October 31, 2006, $95,680 (Cdn$108,000) was charged to operations.

d)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the nine month period ended October 31, 2006, $180,000 was charged to operations.

e)
On November 14, 2005, the Company entered into a management consulting agreement with the Chief Financial Officer of the Company. Under the terms of the agreement, the Company must pay $10,000 per month, as well as an annual bonus based upon mutually agreed upon targets. This agreement terminated December 31, 2005, and effective January 1, 2006, the Company agreed to pay a salary of $12,000 Cdn per month to the Chief Financial Officer. During the nine month period ended October 31, 2006, $108,000 Cdn was charged to operations.

f)
As at October 31, 2006, the Company was indebted to the President of the Company in the amount of $3,536 (January 31, 2006 - $1,397). This amount is for reimbursable business expenses incurred on behalf of the Company.

8. Common Stock

During the nine months ended October 31, 2006:

(a)
In October 2006, the Company issued 129,012 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000 during the nine month period ended October 31, 2006.

(b)	In October 2006, the Company issued 600,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $600,000.

(c)	In September 2006, the Company issued 128,839 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000.

(d)	In August 2006, the Company issued 400,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $400,000.

(e)	On June 1, 2006, the Company issued 200,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $200,000.

(f)	In March 2006, the Company issued 700,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $700,000.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

9. Share Purchase Warrants

As at October 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	$1.00	June 15, 2008
625,000	$5.00	December 28, 2006
625,000	$5.00	January 23, 2007

7,250,000

10. Commitment

On July 19, 2005, the Company entered into a lease agreement commencing October 1, 2005 for office premises for a four year term expiring September 30, 2009. Annual rent is payable at $32,972 (Cdn$36,816) for the first two years and $34,663 (Cdn$38,704) for the remaining two years. The Company must also pay its share of occupancy costs, currently at an annual rate of $18,042 (Cdn$20,145). During the nine month period ended October 31, 2006, the Company paid rent expense of $39,680. Future minimum lease payments over the next five fiscal years are as follows:

2007	$51,000
2008	$51,000
2009	$53,000
2010	$35,000

$190,000

11. Subsequent Events

a)
On November 1, 2006, the Company entered into a consulting agreement with a consulting firm that will provide market management services through December 2006, in consideration for $250,000. The Company has the option to retain the consulting firm for an additional five months of consulting services for a further $250,000.

b)	Subsequent to October 31, 2006, the Company received notices of conversion to issue 857,475 shares of common stock upon the conversion of convertible debentures with a principal amount of $1,200,000.

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

The changeover from a mining to an oil and gas exploration company has taken place over the eighteen months, during one of the strongest bull markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil and natural gas (Henry Hub Nymex), currently, as compared to the prior year, is as follows:

Although these strong commodity prices have resulted in extremely competitive conditions for the supply of products and services for exploration companies, our outlook remains positive. Despite these strong fundamentals, it should be noted that short term fluctuations in North American natural gas prices will occur based upon seasonal weather patterns and gas storage levels.

Plan of Operations

Since our inception, Triangle Petroleum has had the opportunity to screen various projects in a variety of geographic locations with numerous potential joint venture partners. The project areas outlined below were carefully selected based on our belief in balancing overall project risk against potential project returns and the time horizons required to achieve such returns. These four project areas represent unique exploration opportunities. In conjunction with our joint venture partners, we intend to execute our operating plan in order to realize the full value of the initial land base that has been established.

Greater Fort Worth Basin Texas - Barnett Shale Program

We believe that a major shift is unfolding in the recognition and commercialization of unconventional gas reservoirs. Specifically, commercial shale gas production in the United States is emerging as a cornerstone of the overall North American gas supply. In October of 2005, we successfully initiated a business relationship with a focused shale gas company, Kerogen Resources Inc. (“Kerogen”) of Houston, Texas. The principals of Kerogen and Ron Hietala, a director and officer of ours, have a long history of working together and developing new opportunities. We believe that the Kerogen team has a well established track record in shale gas and unconventional reservoir development.

We have acquired a 30% working interest position in a five county joint venture program with Kerogen. The five counties are located in the South Fort Worth Basin and include Johnson, Hood, Hill, Sommerville and Bosque. To date, approximately 13,000 gross acres have been leased. One new ten square mile 3-D seismic survey has been shot over an acreage tract in Hill County. A suitable drilling location is currently being reviewed along with pooling strategies to include other companies in the area. As of October 31, 2006, we have expended approximately $2.2 million in prospect fees, land costs and, geological and geophysical expenditures.

We have participated in four lower working interest (approximately 6%) horizontal wells (One in Johnson County and three in Hill County). The four wells which are all currently producing had initial gross production rates of between 400 mcf/day (million cubic feet per day) and 2,800 mcf/day. These initial production rates should stabilize at lower levels over the next six to twelve months. We have spent approximately $627,000 on drilling and completing these four wells. The Kerogen joint venture plans further drilling over the next three to six months which will be a combination of traditional Barnett programs and new opportunities which have been identified by recent industry drilling and the proprietary 3-D seismic acquired by the joint venture.

In addition to the Kerogen joint venture, we plan to expand our presence in the Barnett through additional drilling participations in established areas of production. A key goal for us is to increase our initial production base by identifying acreage tracts that can be acquired with near-term drilling commitments and also to pursue drilling opportunities that result from leases nearing their expiry period. Our plan is to participate in at least 10 new Barnett Shale wells over the next twelve months, subject to raising additional funds.

The key considerations in the established areas of the Barnett are related primarily to operational and engineering issues (completion methods, production infrastructure, etc). Unless there is strong technical evidence of a possible major undeveloped area, we are planning on investing only in the established production areas in the Barnett. A particular focus will be given to selecting projects that have short pipeline connection timeframes. The working interests achieved in these new projects will vary depending on the acreage tracts available and the business risks attributed to each project.

Arkoma Basin Arkansas - Fayetteville Shale Program

We have committed to an initial $16 million joint venture in the Fayetteville Shale of the Arkoma Basin with Kerogen Resources. We believe that this area has the ability to deliver similar results to the trend setting Barnett Shale of the Fort Worth Basin. We and Kerogen have an equal 50% working interest position in approximately 17,000 gross acres leased to date in Conway and Faulkner Counties. A measured pace of additional leasing is planned to complement the 2007 drilling program. Based upon strong initial drilling results from major oil and gas companies just north of our land position, we believe that the Fayetteville Shale program has the potential to be a major growth initiative. As at October 31, 2006, we had advanced approximately $6.8 million to fund our share of land costs incurred to date. The remaining capital commitment of $9.2 million is expected to be incurred within the next 12 to 18 months and will be used to fund $2.8 million of seismic expenditures and $6.4 million of drilling costs.

The first test well of the Fayetteville joint venture has commenced drilling through an acreage pooling arrangement with another area operator. Concurrent with the first drilling operation, a new multi-component 3-D seismic survey is in the planning and permitting phase. The seismic acquisition phase is expected to commence by the end of this year. A second 3-D seismic survey, on another acreage block, should be initiated during the first part of 2007. Once the seismic program has been completed and interpreted, we plan on drilling at least four wells on our existing acreage block. The first two wells will be vertical test wells in order to gather additional sub-surface data, whereas the second two wells will be horizontal wells used to establish the commercial productivity of the project.

The experience gained on the initial test wells will guide the drilling and completions planned for the overall 2007 drilling program. We recognize that there will be unique formation properties that require well by well analysis to determine the optimum horizontal well planning and fracture stimulation programs.

Our strategy is to establish commercial production from the Fayetteville in the joint venture controlled areas that will be capable of accessing current and expanded pipeline connectivity. Expectations are to participate in the drilling of between five and ten wells during the next twelve months. Working interests will vary for the joint venture as a combination of pooled and 100% joint venture lands will be drilled. The key business issues associated with the Fayetteville include optimizing drilling and completion costs in the area as the service industry matures along with assessing the optimum multi-stage stimulation programs in the horizontal wells.

One of our longer term objectives is to capitalize on the technical and business experience gained in the United States by selecting the most favorable shale gas areas in Canada and establishing an early land position in those areas.

States of Colorado, Montana and Wyoming - Rocky Mountain Program

The Rocky Mountain region of the Western United States presents opportunities that bear many of the positive attributes of the Alberta Deep Basin. The Rocky Mountain core area strategy for us has been to identify higher-risk, large growth potential projects that have low to moderate acreage costs which can also be readily leased.

We have embarked on a joint venture with Hunter Energy LLC (“Hunter”) of Denver, Colorado. Hunter has developed an extensive project inventory based on an analysis of each of the Western United States’ sub-basins, and the team of geo-scientists and engineering specialists has selected those which demonstrate key indicators for major new hydrocarbon accumulations. In turn, we have made an initial commitment to participate in the drilling of three new projects, each of which are anticipated to require multiple wells to evaluate the acreage positions currently held by the joint venture.

We have a 25% working interest in the three new Hunter Energy projects. The project areas are geographically located in north-western Colorado, south-western Wyoming, and northern Montana. The gross acreage position in the three areas is approximately 77,000 acres. We have advanced approximately $2.4 million dollars in land and prospect fees relating to this project.

An initial exploration test well was drilled on the north-western Colorado project at a cost of approximately $1.2 million net to us. Production was not established from this first well. Plans for the north-west Colorado project include working with area operators to continue the exploration program, which we believe should be very active. Drilling on the south west Wyoming project and the Montana project are anticipated to commence in the first half of 2007 with consideration being given to service industry equipment availability and prevailing short-term winter weather conditions. It is anticipated that our share of costs to drill these two wells will be approximately $1.6 million.

The re-evaluation of the Rocky Mountain basins has identified significant opportunities which were not the prime targets at the time of previous and deeper drilling by the industry. The predominant issues associated with the shallower Rocky Mountain project areas are reservoir permeability and the occurrence of local fresh waters being present.

Alberta Canada Deep Basin - Western Canadian Program

As a direct result of our experienced Deep Basin team, our first exploration program was in this area. The Alberta Deep Basin is a long-term gas exploitation area located primarily in northwestern Alberta. Some of the early wells drilled by Canadian Hunter resulted in very prolific wells during the 1970’s and 1980’s. Since then, over 6 TCF (Trillion Cubic Feet) of gas has been produced by the key industry producers in this Basin.

There are three new conditions which should generate new production for companies committed to a long-term strategy in the Deep Basin. The first significant development is the co-mingling of gas from a variety of the possible seventeen separate geologic horizons in the Deep Basin. The co-mingling of these multiple productive zones greatly improves the economics of a project. The second significant development is the downspacing from one well per section (640 acres) down to four wells per section which provides a more efficient recovery of the resources. The third significant development is the availability of extensive 3-D seismic data covering multiple townships of the Deep Basin. We have licensed a 120 square mile seismic data set, at a cost of approximately $1.3 million, to assist in the generation of the most prospective drilling sites.

Two controlling factors that influence the development of new drilling locations are land availability and increasing costs of placing a well on production. Access to land has improved and completion costs appear to have peaked. To date, we have access to thirty-one sections of land (approximately 20,000 gross acres), which are in various stages of earning with a number of joint venture partners.

We have participated in drilling and/or completing six Deep Basin wells at a total cost of approximately $2.7 million net to us. In addition, one well is currently drilling. Of the six wells, three are waiting on completion, two wells tested gas at rates lower than economic for pipeline connections and one well tested fresh water. The well currently being drilled is the first location to combine both shallow and deep exploration targets. Our operating subsidiary Elmworth Energy Corporation has a 20% working interest in this well and has advanced $417,000 to a joint venture partner to fund its share of the anticipated drilling costs for this well.

Our strategy is to participate in drilling opportunities at a working interest of between 20% and 35%. The multi-horizon Deep Basin area provides improved financial returns to companies that plan, and execute, multi-well programs which reduce geologic risk and individual well costs. We currently have a strong inventory of drilling locations and the focus will be to appropriately access the land and create a multi-well program.

Results of Operations

For the nine months ended October 31, 2006, we realized $24,540 in revenue from natural gas sales, as compared to $nil for the comparable period in 2005. This revenue was the result of our realizing initial production from four small working interest wells located in the Barnett Shale in Texas that began producing in early August.

General and administrative expenses for the three and nine months ended October 31, 2006 totaled $1,643,942 and $6,258,066 respectively. Included in these amounts were $1,108,336 and $4,670,481 of stock based compensation expense for three and nine months ended October 31, 2006 respectively. Also included in the above total were salaries, wages and consulting fees of $166,627 and $691,385 for the three and nine months ended October 31, 2006. The remaining $368,979 and $896,200 of general and administrative expenses for the three and nine months ended October 31, 2006, respectively, is comprised of travel and other office related expenses.  For the three and nine month periods ended October 31, 2005, general and administrative expenses totaled $1,643,942 and $1,742,392 respectively. The majority of the total general and administrative expenses for the three and nine months ended October 31, 2005 relates to stock based compensation expense. For the three and nine months ended October 31, 2005 stock based compensation totaled $1,278,031 and $1,371,156 respectively. The remaining $365,911 and $371,236 for the three and nine months ended October 31, 2005 relate to consulting fees and general office expenses. General and administrative expenses have increased significantly from the corresponding periods in the prior year primarily due to increased stock based compensation expense but also due to an increase in the size and scope of the our activities. Our shift to oil and gas exploration from mining has necessitated the an increase in staffing levels as well as an increase travel and other administrative expenses in order to properly oversee our geographically diverse operations.

During the three and nine months ended October 31, 2006 we recognized $1,041,852 and $1,086,789 respectively of impairment on our oil and gas properties. This impairment relates primarily to our 38.5% working interest in a well located in the Deep Basin of Alberta which failed to produce economic quantities of natural gas. We recognized no impairment expense during the comparable periods in 2005.

Liquidity and Capital Resources

As at October 31, 2006, we had working capital of $7,109,198, resulting primarily from our cash and cash equivalents of $9,635,959. For the nine months ended October 31, 2006, we had net cash outflow from operating activities of $1,115,777. Cash used in investing activities totaled $11,217,686 for the nine months ended October 31, 2006, of which $6,809,319 was used to fund Triangle USA’s share of costs relating to the land acquisition portion of the Fayetteville Shale Project in the Arkoma Basin. Another $1,040,595 was used to fund Elmworth’s share of drilling and completion costs for two Deep Basin wells and the remainder was deployed in the Barnett Shale Project, Rocky Mountain region and Alberta Deep Basin to fund various land, geological and geophysical expenditures as drilling costs. Cash provided by financing activities totaled $4,575,000 for the nine months ended October 31, 2006. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below. The receipt of this final installment will provide us with the liquidity to fully execute our fiscal 2007 budget.

We expect significant capital expenditures during the next 12 months for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for the next few months, but not for the next 12 months, we will therefore be required to seek additional financing very shortly. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

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

We will still need additional investments in order to continue operations until we are able to achieve positive operating cash flow. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

To date, we have generated minimal revenues and have incurred operating losses in every quarter. Our registered independent auditors have stated in their report dated April 10, 2006, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. As of December 11, 2006, $2,750,000 of the issued debentures were outstanding and $3,250,000 had been converted.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

● $5,000,000 was disbursed on December 8, 2005;

● $5,000,000 was disbursed on January 17, 2006; and

● $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of December 11, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.0533 and, therefore, the conversion price for the secured convertible notes was $1.84797. Based on this conversion price, the $13,750,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 7,440,597 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

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

The investors provided us with an aggregate of $10,000,000 as follows:

● $5,000,000 was disbursed on December 28, 2005; and

● $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006. As of December 11, 2006, $10,000,000 of the issued debentures were outstanding and none had been converted.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2006, we issued 200,000 shares of common stock upon conversion of $200,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On August 3, 2006, we issued 400,000 shares of common stock upon conversion of $400,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On September 22, 2006, we issued 128,839 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On October 2, 2006, we issued 129,012 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On October 6, 2006, we issued 600,000 shares of common stock upon conversion of $600,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On November 13, 2006, we issued 132,584 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On November 16, 2006, we issued 150,000 shares of common stock upon conversion of $150,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On November 22, 2006, we issued 274,891 shares of common stock upon conversion of $500,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On November 27, 2006, we issued 300,000 shares of common stock upon conversion of $300,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

Item 3. Defaults Upon Senior Securities.

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

TRIANGLE PETROLEUM CORPORATION

Date: December 15, 2006	By:	/s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: December 15, 2006	By:	/s/ ALY MUSANI
Aly Musani
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)