Form 10KSB
period 2007-01-31
Triangle Petroleum Corp
filed 2007-05-01
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2007

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-51321

TRIANGLE PETROLEUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1110, 521 - 3 Avenue SW Calgary, Alberta, Canada	T2P 3T3	(403) 262-4471
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

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

Yes ☐ No ☒  Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2007 were $54,342.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on April 26, 2007, was $48,637,199.60.

As of April 26, 2007 there were 34,132,818 shares of issuer’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION

FORM 10-KSB

For the Fiscal Year Ended January 31, 2007

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

We are an exploration company focused on the Fayetteville Shale project in Arkansas, the Barnett Shale project in Texas, emerging shale gas opportunities on the East Coast of Canada and resource plays in select areas of the western United States. An experienced team comprising technical and business skills has been formed to optimize our opportunities through our operating subsidiaries, Triangle USA Petroleum Corporation in the United States and Elmworth Energy Corporation in Canada.

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

Current U.S. Demand

The United States currently depends on natural gas for approximately 23% of its total primary energy requirements. But with its commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.

From 1990 through 2003, natural gas consumption in the United States increased by 14%. According to the Energy Information Administration’s Annual Energy Outlook 2007 (AEO2007) US natural gas demand is expected to increase from 22 trillion cubic feet in 2005 to 26.1 trillion cubic feet in 2030, with the bulk of the increase expected to happen by 2020. This pace of growth is slower than in previous forecasts due to a smaller increase in industrial demand and a leveling off in natural gas fired electricity generation. Although, natural gas consumption is projected to grow to 26.1 trillion cubic feet in 2030, this is down from the projection of 26.9 trillion cubic feet in 2030 in the AEO2006 forecast and well below the projections of 30 trillion cubic feet or more included in AEO forecasts only a few years ago. The generally higher natural gas prices projected in the AEO2007 forecast results in lower projected growth of natural gas use for electricity generation over the last decade of the projection period. Total natural gas consumption is projected to be almost flat from 2020 through 2030, when growth in residential, commercial, and industrial consumption is offset by a decline in natural gas use for electricity generation as a result of greater coal use.

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

The Supply Situation

Presently, the United States relies on three sources for its natural gas. Domestic production accounts for 80% of supply. Imports from Canada, mainly the western provinces of Alberta, British Columbia and Saskatchewan provide an additional 17%. Imports of liquefied natural gas make up the remainder.

According to the AEO2007 forecast, total domestic natural gas production is expected to increase from 18.3 trillion cubic feet in 2005 to 21.1 trillion cubic feet in 2022, before declining to 20.6 trillion cubic feet in 2030 in the AEO2007 forecast. Production of unconventional natural gas is expected to be a major contributor to growth in U.S. natural gas supplies. Incremental production of onshore natural gas comes primarily from unconventional resources, including coalbed methane, tight sandstones, and gas shales. Unconventional production increases in the forecast from 8.0 trillion cubic feet in 2005 to 10.2 trillion cubic feet in 2030, when it accounts for 50 percent of projected domestic U.S. natural gas production, due in part to the addition of the Fayetteville and Woodford shale resources.

In a recent report published by Pickering Energy Partners, a research firm specializing in the energy industry, U.S. supply is expected to grow by approximately 1 billion cubic feet per day or roughly two percent in 2007. This will continue to have a moderating effect on price as the growth in supply is expected to more than satisfy existing demand. This trend is an extension of what was witnessed in 2006 when onshore U.S. natural gas production grew (thru October) by 1.9 billion cubic feet per day or 4% compared to year before. A main cause of this growth was increasing rig count which was up by 225 rigs (+19%) over the same time period. In fact, onshore production has steadily grown since early 2002 when the rig count began to climb steadily. The U.S. rig count has more than doubled and onshore production has increased by approximately 4.5 billion cubic feet per day (+10%) since early 2002.

Canadian Gas Declining

As in the United States, the Canadian supply situation is characterized by declining production from mature supply resources and increasing production from unconventional resources as well as increased supplies from the Arctic region. Thus, overall Canadian production is projected to remain relatively flat and exports to the United States, after factoring in expanding Canadian use, are expected to decline. Canada is expected to use more natural gas to heat buildings and to produce unconventional oil from tar sands, which uses heat from natural gas. According to the Energy Information Administration’s (EIA) most recent forecast, pipeline imports from Canada to the United States reached their peak between 2000 and 2005, and will decline slowly but steadily for the next two decades.

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

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted.  Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances.  According to the American Petroleum Institute, more than 60 million U.S. households use natural gas for water heating, space heating, or cooking. In total, natural gas accounts for more than 50 percent of the fuel used to heat U.S. homes. Residential and commercial heating demand for natural gas is highly weather-sensitive, making weather the biggest driver of natural gas demand in the short term. As a result, natural gas demand is highly “seasonal” in nature, with significant “peaks” in the winter heating season.

OUR PROPERTIES

Arkoma Basin Arkansas - Fayetteville Shale Program

We have committed to an initial $16 million joint venture in the Fayetteville Shale of the Arkoma Basin with Kerogen Resources. We believe that this area has the ability to deliver similar results to the trend setting Barnett Shale of the Fort Worth Basin. We and Kerogen have an equal 50% working interest position in approximately 20,000 gross acres leased to date in Conway and Faulkner Counties. A measured pace of additional leasing is planned to complement the 2007 drilling program. Based upon strong initial drilling results from major oil and gas companies just north of our land position, we believe that the Fayetteville Shale program has the potential to be a major growth initiative. As at January 31, 2007, we had advanced approximately $6.8 million to fund our share of land costs incurred to date and an additional $1.6 million to fund our share of the first vertical well, which commenced drilling subsequent to year end. The remaining capital commitment of $7.8 million is expected to be incurred within the next 12 to 18 months and will be used to fund $2.8 million of seismic expenditures and $5.0 million of drilling costs.

The first vertical test well of the Fayetteville joint venture reached its targeted vertical depth of 8,378 feet on April 4, 2007. Drill cuttings and other samples were taken from the well and sent in for further lab work and analysis. Concurrent with the first drilling operation, a new multi-component 3-D seismic survey had also commenced. The seismic survey was shot over approximately half of the target area and sent for processing in early April 2007. Depending on the results of the seismic program and the vertical test well, we may consider initiating a horizontal drilling program.

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

Greater Fort Worth Basin Texas - Barnett Shale Program

We believe that a major shift is unfolding in the recognition and commercialization of unconventional gas reservoirs. Specifically, commercial shale gas production in the United States is emerging as a cornerstone of the overall North American gas supply. In October of 2005, we successfully initiated a business relationship with a focused shale gas company, Kerogen Resources Inc., or Kerogen, of Houston, Texas. The principals of Kerogen and Ron Hietala, a director and officer of ours, have a long history of working together and developing new opportunities. We believe that the Kerogen team has a well established track record in shale gas and unconventional reservoir development.

We have acquired a 30% working interest position in a five county joint venture program with Kerogen. The five counties are located in the South Fort Worth Basin and include Johnson, Hood, Hill, Sommerville and Bosque. To date, approximately 13,000 gross acres have been leased. One new ten square mile 3-D seismic survey has been shot over an acreage tract in Hill County.. As of January 31, 2007, we have expended approximately $2.5 million in prospect fees, land costs and, geological and geophysical expenditures.

We have participated in four lower working interest (approximately 6%) horizontal wells (One in Johnson County and three in Hill County). The four wells which are all currently producing had initial gross production rates of between 400 mcf/day (million cubic feet per day) and 2,800 mcf/day. These initial production rates should stabilize at lower levels over the next six to twelve months. We have spent approximately $666,000 on drilling and completing these four wells. The Kerogen joint venture plans further drilling over the next twelve months which will be a combination of traditional Barnett programs and new opportunities which have been identified by recent industry drilling and the proprietary 3-D seismic acquired by the joint venture.

In November 2006, we participated in a new joint venture with an experienced Texas based operator that has drilled over 60 wells in the Barnett Shale since April 2005. To date we have participated in four Barnett Shale gas wells with working interests ranging between 11% and 15%. As at January 31, 2007 the costs incurred to drill and complete these wells totaled approximately $1.4 million. Two of the four wells have been drilled and completed, and are currently flowing back the fracturing fluid that was injected as part of the completions program. These wells are already producing some gas and the production is expected to increase once all of the fluid has been recovered. The other two wells have been drilled and are currently waiting to be completed. It is expected that these wells will follow the same path to production as the first two wells because there are no planned deviations from the completions program.

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

We have embarked on a joint venture with Hunter Energy LLC, or Hunter, of Denver, Colorado. Hunter has developed an extensive project inventory based on an analysis of each of the Western United States’ sub-basins, and the team of geo-scientists and engineering specialists has selected those which demonstrate key indicators for major new hydrocarbon accumulations. In turn, we have made an initial commitment to participate in the drilling of three new projects, each of which are anticipated to require multiple wells to evaluate the acreage positions currently held by the joint venture.

We have a 25% working interest in the three new Hunter Energy projects. The project areas are geographically located in north-western Colorado, south-western Wyoming, and northern Montana. The gross acreage position in the three areas is approximately 77,000 acres. We have advanced approximately $3.4 million in land and prospect fees relating to this project.

An initial exploration test well was drilled on the north-western Colorado project at a cost of approximately $1.2 million net to us. Production was not established from this first well. Plans for the north-west Colorado project include working with area operators to continue the exploration program, which we believe should be very active. Drilling on the south west Wyoming project and the Montana project are anticipated to commence in 2007 with consideration being given to service industry equipment availability and prevailing short-term winter weather conditions. It is anticipated that our share of costs to drill these two wells will be approximately $1.4 million.

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

Alberta Canada Deep Basin - Western Canadian Program

As a direct result of our experienced Deep Basin team, our first exploration program was in this area. The Alberta Deep Basin is a long-term gas exploitation area located primarily in northwestern Alberta. Some of the early wells drilled by Canadian Hunter resulted in very prolific wells during the 1970’s and 1980’s. Since then, over 6 Tcf of gas has been produced by the key industry producers in this Basin.

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

We have participated in drilling and/or completing eight Deep Basin wells at a total cost of approximately $5.4 million net to us. These eight wells were drilled as part of four different joint ventures with varying working interests.
Two of the wells are expected to be flowing gas into the pipeline by late April or early May 2007. Another two wells tested gas but the rates were uneconomic to warrant a pipeline tie in at today’s natural gas prices. One of the wells drilled in late 2005 tested fresh water, with no natural gas present. The final three wells were taken over by a new operator during mid 2006 and we are waiting for the new operator to complete technical due diligence on the wells and propose a timeline and revised completions strategy for these wells.

Our strategy is to participate in selective drilling opportunities at a working interest of between 20% and 35%. The multi-horizon Deep Basin area provides improved financial returns to companies that plan, and execute, multi-well programs which reduce geologic risk and individual well costs. We currently have a strong inventory of drilling locations and the focus will be to appropriately access the land and generate a return on our investment to date.

Eastern Coast Canada - Canadian Shale Gas Program

The first phase of our Canadian shale gas strategy involves building on our two core shale gas projects in the United States, the Fayetteville Shale Project in Arkansas and the Barnett Shale Project in Texas. We will be building on and transferring experience gained from these two joint-venture projects to new shale gas opportunities in Canada. At this early stage of Canadian shale gas exploration, we believe we have the ability to identify and secure significant land blocks on a cost effective basis.

The strategy incorporates six main areas which include:

1.	Geoscience and engineering screening;
2.	Land acquisition program;
3.	Establishment of appropriate joint-venture partnerships;
4.	Acquisition of project focused seismic;
5.	Execution of initial drilling and completion program; and
6.	Implementation of continuous development operations and production.

Over the last twelve months, a multi-disciplined geoscience team has screened prospective basins in Eastern Canada. The screening process includes an assessment of the geologic history for a given area, estimates of pressure and temperature profiles and a determination of the ability to fracture stimulate a prospective shale package.

As a direct result of implementing this strategy, we have executed a farm-in agreement with a Canadian company to pursue a shale gas opportunity in Eastern Canada. The project covers approximately 68,000 acres and we believe it to be located in a favorable geological setting based on technical work performed to date. Additional laboratory measurements will be taken on core samples and drill cuttings, which are available from previously drilled conventional wells. We will be entitled to earn an average 70% working interest in the block subsequent to the acquisition and evaluation of a seismic program and then electing to drill a test well no later than December 31, 2008. We plan to move forward aggressively in the assessment of this new project area.

COMPETITORS

In the Fayetteville Shale area located in the Arkoma Basin in Arkansas, we compete with several large and well known public and private companies such as Southwestern Energy Corporation, Chesapeake Energy Resources, and Hallwood Petroleum. This is one of new emerging shale gas areas and is attracting a great deal of industry interest. Competition for equipment, personnel and services is expected to be similar to the Barnett Shale area.

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

In the Deep Basin area of Western Canada, we have several active competitors and many potential competitors, including all public and private oil and gas exploration companies in North America as well as select companies from China and Europe. Some of the larger and well capitalized companies that are actively exploring and producing from the Deep Basin area include BP Canada Energy Company, Burlington Resources Canada Ltd., Devon Canada Corporation, and Talisman Energy Inc. Each of these companies has significant existing cash flow, capital budgets and in-house expertise to continue seeking additional oil and gas reserves in the Deep Basin.

In the Rocky Mountain region of the United States, we compete with a combination of larger exploration companies and focused regional players. Some of the key competitors in this area include Encana, EOG Resources, Anadarko Petroleum and Ultra Petroleum. These companies all share key attributes that have led to their collective success in the area. These attributes include significant financial resources and excellent technical staff who specialize in the complexities associated with extracting natural gas from these formations.

On the eastern coast of Canada there are several specialized competitors who have been pursuing their respective strategies for a number of years. These companies include Contact Exploration Inc., Stealth Ventures and Corridor Resources Inc. These companies have gained technical expertise in the area as they have continued to advance their respective exploration programs, however each company has limited financial capacity and therefore abundant exploration opportunities continue to exist for companies willing to make financial commitments to this project area.

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

RESEARCH AND DEVELOPMENT

We are currently participating with our partner, Kerogen Resources, in recording a 24 square-mile three component 3-D seismic survey for the Fayetteville Share Program. The survey is utilizing the state of the art I/O System Four recording system with three component digital VectorSeis geophones, which reportedly have impressive fidelity and do not require horizontal leveling prior to acquisition. The survey is expected to cost $2.5 million upon completion.

EMPLOYEES

As of April 1, 2007, we had five full time employees, including our President, Chief Financial Officer, Chief Operating Officer, Land Manager and our office manager. We consider our relations with our employees to be good.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $18,338,534 and $8,244,758 for the years ended January 31, 2007 and 2006, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 2, 2007, our independent auditors stated that our financial statements for the year ended January 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.

We have received a limited amount of revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our success depends to a significant extent upon the continued services of Mr. Mark Gustafson, our Chief Executive Officer, President, and a director and Mr. Ron Hietala, a director and President of Elmworth Energy Corporation, our wholly-owned subsidiary. Loss of the services of Messrs. Gustafson or Hietala could have a material adverse effect on our growth, revenues, and prospective business. We have obtained key-man insurance on the life of Mr. Hietala and do not intend to further pursue key man insurance on the life of Mr. Gustafson at this time. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

A Director Competes Against Us In The Oil And Gas Industry.

One of our directors, John Carlson, is the President and CEO of Torrent Energy Corporation, a publicly-held, natural gas exploration company. As a result, Mr. Carlson may become aware of potential opportunities that could be beneficial to us and Torrent Energy. We do not anticipate that Mr. Carlson would present such opportunities to us for consideration.

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

Risks Relating to Our Outstanding Financing Arrangements:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 26, 2007, we had 34,132,818 shares of common stock issued and outstanding, convertible debentures issued in July 2005 outstanding that may be converted into 1,850,000 shares of common stock, secured convertible debentures issued on December 8, 2005, January 17, 2006 and June 1, 2006 outstanding that may be converted into 6,471,990 shares of common stock based on current market prices, convertible debentures issued on December 28, 2005 and January 23, 2006 outstanding that may be converted into 2,500,000 shares of common stock, and outstanding warrants to purchase 6,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible debentures issued to Cornell Capital Partners on December 8, 2005, January 17, 2006 and June 1, 2006 is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our $12,500,000 remaining of secured convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of April 26, 2007 of $2.20.

		With	Number	% of
% Below	Price Per	Discount	of Shares	Outstanding
Market	Share	at 10%	Issuable	Stock
25%	$1.65	$1.485	8,417,509	19.78%
50%	$1.10	$0.99	12,626,263	27.00%
75%	$0.55	$0.495	25,252,526	42.52%

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

The issuance of shares upon conversion of the secured convertible debentures and convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Rowlings Financial, Inc. and Cornell Capital Partners LP may not convert their convertible debentures or secured convertible notes, respectively, if such conversion would cause them to own more than 4.99% of our outstanding common stock and Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG and Centrum Bank may not convert their convertible debentures if such conversion would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent Rowlings Financial, Inc., Cornell Capital Partners LP, Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG or Centrum Bank from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Rowlings Financial, Inc., Cornell Capital Partners LP, Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG and Centrum Bank could sell more than their limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued upon conversion of the secured convertible debentures issued to Cornell Capital Partners LP which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If We Are Required for any Reason to Repay Our Outstanding Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In June 2005, we entered into a securities purchase agreement for the sale of $1,000,000 principal amount of convertible debentures, with an option to purchase up to $5,000,000 in additional convertible debentures, which option was fully exercised. The $6,000,000 in convertible debentures are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal office at 1110, 521-3rd Ave. SW, Calgary, Alberta, Canada T2P 3T3. Our telephone number at that office is (403) 262-4471 and our facsimile number is (403) 262-4472. Our current office space consists of approximately 1,880 square feet. The lease runs until September 30, 2009 at a cost of $4,750 Cdn (approximately $4,127 US based on current exchange rates) per month. On February 28, 2007, we entered into a lease agreement commencing May 1, 2007 for office premises located at 1250, 521 - 3rd Ave SW, Calgary, Alberta, Canada T2P 3T3, for a six year term expiring May 1, 2013. The rent under the new lease is $17,307 Cdn (approximately $14,908 US) per month for the first three years and $18,172 Cdn (approximately $15,653 US) per month for the remaining three years. We must also pay our share of building operating costs and taxes. In connection with the new lease, effective May 1, 2007, we will be terminating our existing lease agreement without penalty.

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

	Fiscal Year 2006
	High	Low
First Quarter (1)	$0.25	$0.05
Second Quarter	$3.92	$1.40
Third Quarter	$5.15	$3.61
Fourth Quarter	$7.24	$4.60

	Fiscal Year 2007
	High	Low
First Quarter	$5.24	$3.62
Second Quarter	$4.07	$2.05
Third Quarter	$3.45	$2.06
Fourth Quarter	$3.24	$1.95

Fiscal Year 2008
	High	Low
First Quarter (2)	$3.14	$2.10
Second Quarter	xxx	Xxx
Third Quarter	xxx	Xxx
Fourth Quarter	xxx	Xxx

(1)	Our stock first traded on March 14, 2005.
(2)	As of April 26, 2007.

HOLDERS

As of April 26, 2007, we had approximately 27 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

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

Subsequent to Fiscal Year End

On February 14, 2007, we issued 108,923 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On February 26, 2007, we sold an aggregate of 10,412,000 shares of common stock to 24 accredited investors for aggregate proceeds of $20,824,000. The shares were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933.

On March 6, 2007, we issued 900,000 shares of common stock upon conversion of $900,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On March 7, 2007, we issued 106,696 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On April 9, 2007, we issued 129,333 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

The changeover from a mining to an oil and gas exploration company has taken place over the past twenty-two months, during one of the strongest bull markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil and natural gas (Henry Hub Nymex), currently, as compared to the prior year, is as follows:

Although these strong commodity prices have resulted in extremely competitive conditions for the supply of products and services for exploration companies, our outlook remains positive. Despite these strong fundamentals, it should be noted that significant short term fluctuations in North American natural gas prices have occurred based upon seasonal weather patterns and gas storage levels.

Plan of Operations

Since our inception, Triangle Petroleum has had the opportunity to screen various projects in a variety of geographic locations with numerous potential joint venture partners. The project areas outlined below were carefully selected based on our belief in balancing overall project risk against potential project returns and the time horizons required to achieve such returns. These five project areas represent unique exploration opportunities. In conjunction with our joint venture partners, we intend to execute our operating plan in order to realize the full value of the initial land base that has been established.

Arkoma Basin Arkansas - Fayetteville Shale Program

We have committed to an initial $16 million joint venture in the Fayetteville Shale of the Arkoma Basin with Kerogen Resources. We believe that this area has the ability to deliver similar results to the trend setting Barnett Shale of the Fort Worth Basin. We and Kerogen have an equal 50% working interest position in approximately 20,000 gross acres leased to date in Conway and Faulkner Counties. A measured pace of additional leasing is planned to complement the 2007 drilling program. Based upon strong initial drilling results from major oil and gas companies just north of our land position, we believe that the Fayetteville Shale program has the potential to be a major growth initiative. As at January 31, 2007, we had advanced approximately $6.8 million to fund our share of land costs incurred to date and an additional $1.6 million to fund our share of the first vertical well, which commenced drilling subsequent to year end. The remaining capital commitment of $7.8 million is expected to be incurred within the next 12 to 18 months and will be used to fund $2.8 million of seismic expenditures and $5.0 million of drilling costs.

The first vertical test well of the Fayetteville joint venture reached its targeted vertical depth of 8,378 feet on April 4, 2007. Drill cuttings and other samples were taken from the well and sent in for further lab work and analysis. Concurrent with the first drilling operation, a new multi-component 3-D seismic survey had also commenced. The seismic survey was shot over approximately half of the target area and sent for processing in early April 2007. Depending on the results of the seismic program and the vertical test well, we may consider initiating a horizontal drilling program.

Greater Fort Worth Basin Texas - Barnett Shale Program

We have acquired a 30% working interest position in a five county joint venture program with Kerogen. The five counties are located in the South Fort Worth Basin and include Johnson, Hood, Hill, Sommerville and Bosque. To date, approximately 13,000 gross acres have been leased. One new ten square mile 3-D seismic survey has been shot over an acreage tract in Hill County.. As of January 31, 2007, we have expended approximately $2.5 million in prospect fees, land costs and, geological and geophysical expenditures.

We have participated in four lower working interest (approximately 6%) horizontal wells (One in Johnson County and three in Hill County). The four wells which are all currently producing had initial gross production rates of between 400 mcf/day (million cubic feet per day) and 2,800 mcf/day. These initial production rates should stabilize at lower levels over the next six to twelve months. We have spent approximately $666,000 on drilling and completing these four wells. The Kerogen joint venture plans further drilling over the next twelve months which will be a combination of traditional Barnett programs and new opportunities which have been identified by recent industry drilling and the proprietary 3-D seismic acquired by the joint venture.

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

States of Colorado, Montana and Wyoming - Rocky Mountain Program

We have embarked on a joint venture with Hunter Energy LLC of Denver, Colorado. We have made an initial commitment to participate in the drilling of three new projects, each of which are anticipated to require multiple wells to evaluate the acreage positions currently held by the joint venture. We have a 25% working interest in the three new Hunter Energy projects. The project areas are geographically located in north-western Colorado, south-western Wyoming, and northern Montana. The gross acreage position in the three areas is approximately 77,000 acres. We have advanced approximately $3.4 million dollars in land and prospect fees relating to this project.

Plans for the north-west Colorado project include working with area operators to continue the exploration program, which we believe should be very active. Drilling on the south west Wyoming project and the Montana project are anticipated to commence in 2007 with consideration being given to service industry equipment availability and prevailing short-term winter weather conditions. It is anticipated that our share of costs to drill these two wells will be approximately $1.4 million.

Alberta Canada Deep Basin - Western Canadian Program

We have licensed a 120 square mile seismic data set, at a cost of approximately $1.3 million, to assist in the generation of the most prospective drilling sites. To date, we have access to thirty-one sections of land (approximately 20,000 gross acres), which are in various stages of earning with a number of joint venture partners.

We have participated in drilling and/or completing eight Deep Basin wells at a total cost of approximately $5.4 million net to us. These eight wells were drilled as part of four different joint ventures with varying working interests. Two of the wells are expected to be flowing gas into the pipeline by late April or early May 2007. Another two wells tested gas but the rates were uneconomic to warrant a pipeline tie in at today’s natural gas prices. One of the wells drilled in late 2005 tested fresh water, with no natural gas present. The final three wells were taken over by a new operator during mid 2006 and we are waiting for the new operator to complete technical due diligence on the wells and propose a timeline and revised completions strategy for these wells.

Eastern Coast Canada - Canadian Shale Gas Program

Over the last twelve months, a multi-disciplined geoscience team has screened prospective basins in Eastern Canada. The screening process includes an assessment of the geologic history for a given area, estimates of pressure and temperature profiles and a determination of the ability to fracture stimulate a prospective shale package.

As a direct result of implementing this strategy, we have executed a farm-in agreement with a Canadian company to pursue a shale gas opportunity in Eastern Canada. The project covers approximately 68,000 acres and we believe it to be located in a favorable geological setting based on technical work performed to date. Additional laboratory measurements will be taken on core samples and drill cuttings, which are available from previously drilled conventional wells. We will be entitled to earn an average 70% working interest in the block subsequent to the acquisition and evaluation of a seismic program and then electing to drill a test well no later than December 31, 2008. We plan to move forward aggressively in the assessment of this new project area.

Results of Operations

For the twelve months ended January 31, 2007, we realized $54,342 in revenue from natural gas sales, as compared to $nil for the comparable period in 2005. This revenue was the result of our realizing initial production from four small working interest wells located in the Barnett Shale in Texas that began producing in early August.

General and administrative expenses for the twelve months ended January 31, 2007 totaled $8,180,692. Included in this amount was $5,825,356 of stock based compensation expense. Also included in the above total were salaries, wages and consulting fees of $992,153 for the twelve months ended January 31, 2007. Of the remaining $1,363,183 of general and administrative expenses, $250,000 is attributable to an investor relations contract awarded in the fourth quarter of 2006 while the remainder is comprised of insurance, professional fees, and travel and other office related expenses.  For the twelve month period ended January 31, 2006, general and administrative expenses totaled $4,040,387. The majority of the total general and administrative expenses related to stock based compensation expense totaling $3,468,399. The remaining $571,988 for the twelve months ended January 31, 2006 related to consulting fees and general office expenses. General and administrative expenses have increased significantly in the prior year primarily due to increased stock based compensation expense but also due to an increase in the size and scope of the our activities. Our shift to oil and gas exploration from mining has necessitated the an increase in staffing levels as well as an increase travel and other administrative expenses in order to properly oversee our geographically diverse operations.

Liquidity and Capital Resources

As at January 31, 2007, we had negative working capital of $334,103. For the twelve months ended January 31, 2007, we had net cash outflow from operating activities of $850,045. Cash used in investing activities totaled $15,320,395 for the twelve months ended January 31, 2007, of which $6,809,319 was used to fund Triangle USA’s share of costs relating to the land acquisition portion of the Fayetteville Shale Project in the Arkoma Basin and $1,376,211 was used to pay for Triangle USA’s share of drilling costs relating to four new Barnett Shale gas wells with working interest ranging between 11% and 15% Another $3,344,194 was used to fund Elmworth’s share of drilling and completion costs for three Deep Basin wells, and the remainder was deployed in the Barnett Shale Project, Rocky Mountain region and Alberta Deep Basin to fund various land, and geological and geophysical expenditures. Cash provided by financing activities totaled $4,575,000 for the twelve months ended January 31, 2007. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below.

We expect significant capital expenditures during the next 12 months for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for the balance of 2007. If additional financing is required, there can be no assurance that it will be available in amounts or on terms acceptable to us, if at all.

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

To date, we have generated minimal revenues and have incurred operating losses in every quarter. Our registered independent auditors have stated in their report dated April 2, 2007, that we are an early exploration company and have generated minimal revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. As of April 26, 2007, $1,850,000 of the issued debentures were outstanding and $4,150,000 had been converted.

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

December 8, 2005 Secured Convertible Debenture Financing

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

• $5,000,000 was disbursed on December 8, 2005;

• $5,000,000 was disbursed on January 17, 2006; and

• $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of April 26, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.1266 and, therefore, the conversion price for the secured convertible notes was $1.91394. Based on this conversion price, the $12,500,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 6,531,031 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

The investor has contractually agreed to restrict its ability to convert the debentures and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, the investor is restricted from converting more than $1,500,000 in principle amount of the debenture in any thirty day period, with no more than $1,500,000 of such amount at the variable market conversion price.

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

The investors provided us with an aggregate of $10,000,000 as follows:

• $5,000,000 was disbursed on December 28, 2005; and

• $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006. As of April 26, 2007, $10,000,000 of the issued debentures were outstanding and none had been converted.

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

February 26, 2007 Private Placement

On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000. Pursuant to the terms of sale, we agreed to cause a resale registration statement covering the common stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. If we fail to comply with the registration statement filing or effective date requirements, we will be required to pay the investors a fee equal to 1% of the aggregate amount invested by the purchasers per each 30 day period of delay, not to exceed 10%. We paid the placement agents of the offering a cash fee of 6.5% of the proceeds of the offering. The registration statement was declared effective on March 14, 2007.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We regularly evaluate estimates and assumptions related to useful life and recoverability of long-lived assets, asset retirement obligations, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of January 31, 2007, we had one property with proven reserves. For our proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

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

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation.

Revenue Recognition

We recognize oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

Stock-Based Compensation

Prior to February 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

ITEM 7. FINANCIAL STATEMENTS.

TRIANGLE PETROLEUM CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of January 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the years ended January 31, 2007 and 2006, and accumulated from December 11, 2003 (Date of Inception) to January 31, 2007	F-3

Consolidated Statements of Cash Flows for the years ended January 31, 2007 and 2006, and accumulated from December 11, 2003 (Date of Inception) to January 31, 2007	F-4

Consolidated Statement of Stockholders' Equity for the period from December 11, 2003 (Date of Inception) to January 31, 2007	F-5 to F-7

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Triangle Petroleum Corporation (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Triangle Petroleum Corporation (An Exploration Stage Company) as of January 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from December 11, 2003 (Date of Inception) to January 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Petroleum Corporation as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and accumulated for the period from December 11, 2003 (Date of Inception) to January 31, 2007, in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage, has not generated significant revenue and has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 2, 2007

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2007 $	January 31, 2006 $

ASSETS

Current Assets

Cash and cash equivalents	5,798,982	17,394,422
Prepaid expenses (Note 4)	2,519,009	317,752
Other receivables	344,342	88,604

Total Current Assets	8,662,333	17,800,778

Debt Issue Costs, net	916,353	903,158

Property and Equipment (Note 5)	67,091	69,266

Oil and Gas Properties (Note 6)	21,101,495	7,065,367

Total Assets	30,747,272	25,838,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,199,961	527,057
Accrued interest on convertible debentures	2,095,989	388,258
Accrued liabilities (Note 7)	466,112	728,355
Convertible debentures, current portion (Note 9(a))	2,234,374	-

Total Current Liabilities	8,996,436	1,643,670

Asset Retirement Obligations (Note 8)	90,913	33,000

Convertible Debentures, less unamortized discount of $8,688,063 and $15,793,697 (Note 9)	15,077,563	9,306,303

Total Liabilities	24,164,912	10,982,973

Contingencies and Commitments (Notes 1, 4 and 14)
Subsequent Events (Note 17)

Stockholders’ Equity

Common Stock
Authorized: 100,000,000 shares, par value $0.00001 Issued: 22,475,866 shares (2006 - 19,182,530 shares)	225	192

Additional Paid-In Capital	33,201,708	27,623,110

Donated Capital	11,400	11,400

Deferred Compensation	—	(4,486,667)

Deficit Accumulated During the Exploration Stage	(26,630,973)	(8,292,439)

Total Stockholders’ Equity	6,582,360	14,855,596

Total Liabilities and Stockholders’ Equity	30,747,272	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2007	2007	2006
		$$	$

Revenue	54,342	54,342	-

Operating Expenses

Depletion, depreciation and accretion	36,229	36,229	-
Depreciation - property and equipment	31,244	26,627	4,617
General and administrative	12,266,289	8,180,692	4,040,387
Impairment loss on oil and gas properties	2,299,212	1,281,499	1,017,713

Total Operating Expenses	14,632,974	9,525,047	5,062,717

Net Loss from Operations	(14,578,632)	(9,470,705)	(5,062,717)

Other Income (Expense)

Accretion of discounts on convertible debentures	(10,008,993)	(7,245,577)	(2,763,415)
Amortization of debt issue costs	(463,647)	(411,805)	(51,842)
Interest expense	(2,095,989)	(1,707,732)	(388,258)
Interest income	548,759	497,285	51,474

Total Other Income (Expense)	(12,019,870)	(8,867,829)	(3,152,041)

Net Loss Before Discontinued Operations	(26,598,502)	(18,338,534)	(8,214,758)

Discontinued Operations	(32,471)	-	(30,000)

Net Loss for the Period	(26,630,973)	(18,338,534)	(8,244,758)

Net Loss Per Share

Continuing Operations - Basic and Diluted		(0.89)	(0.32)
Discontinued Operations - Basic and Diluted		-	-

		(0.89)	(0.32)

Weighted Average Number of Shares Outstanding		20,582,000	26,057,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2007	2007	2006
		$$	$

Operating Activities

Net loss	(26,630,973)	(18,338,534)	(8,244,758)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	10,008,993	7,245,577	2,763,416
Amortization of debt issue costs	463,647	411,805	51,842
Depletion, depreciation and accretion	36,229	36,229	-
Depreciation - property and equipment	31,244	26,627	4,617
Donated consulting services and rent	11,400	-	3,000
Impairment loss on oil and gas properties	2,299,212	1,281,499	1,017,713
Stock-based compensation	9,293,755	5,825,356	3,468,399

Changes in operating assets and liabilities

Prepaid expenses	(2,519,009)	(2,201,259)	(317,752)
Other receivables	(344,342)	(255,737)	(88,605)
Accounts payable	4,199,961	3,672,904	494,547
Accrued interest on convertible debentures	2,095,989	1,707,731	388,259
Accrued liabilities	466,112	(262,243)	724,605

Net Cash Provided (Used) by Operating Activities	(587,782)	(850,045)	265,283

Investing Activities
Purchase of property and equipment	(98,336)	(24,453)	(73,883)
Oil and gas property expenditures	(23,346,023)	(15,295,942)	(8,050,080)

Net Cash Used by Investing Activities	(23,444,359)	(15,320,395)	(8,123,963)

Financing Activities
Proceeds from issuance of convertible debentures	31,000,000	5,000,000	26,000,000
Debt issue costs	(1,380,000)	(425,000)	(955,000)
Proceeds from issuance of common stock	231,123	-	80,000
Common stock returned	(20,000)	-	(20,000)

Net Cash Provided by Financing Activities	29,831,123	4,575,000	25,105,000

Increase (Decrease) in Cash and Cash Equivalents	5,798,982	(11,595,440)	17,246,320

Cash and Cash Equivalents - Beginning of Period	-	17,394,422	148,102

Cash and Cash Equivalents - End of Period	5,798,982	5,798,982	17,394,422

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	5,000,000	4,100,000	900,000

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity
Period from December 11, 2003 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Exploration
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#		$$		$$		$$

Balance - December 11, 2003 (Date of Inception)	-	-	-	-	-	-	-

Issuance of common stock for cash at $0.000001 per share in December 2003	35,000,000	350	(300)	-	-	-	50

Donated management services and rent	-	-	-	1,200	-	-	1,200

Net loss for the period	-	-	-	-	-	(16,237)	(16,237)

Balance - January 31, 2004	35,000,000	350	(300)	1,200	-	(16,237)	(14,987)

Issuance of common stock for cash at $0.01 in January 2004	11,282,530	113	161,066	-	-	-	161,179

Share issuance costs	-	-	(10,106)	-	-	-	(10,106)

Donated management services and rent	-	-	-	7,200	-	-	7,200

Net loss for the year	-	-	-	-	-	(31,444)	(31,444)

Balance - January 31, 2005	46,282,530	463	150,660	8,400	-	(47,681)	111,842

Shares returned for cancellation	(34,300,000)	(343)	343	-	-	-	-

Issuance of common stock for cash at $0.01 per share with related discount of $3,430,000 in May 2005	4,000,000	40	4,819,960	-	(4,780,000)	-	40,000

Issuance of common stock for cash at $0.01 per share with related discount of $3,430,000 in June 2005	4,000,000	40	4,819,960	-	(4,780,000)	-	40,000

Return of common stock	(2,000,000)	(20)	(2,719,980)	-	2,700,000	-	(20,000)

Issuance of common stock for investor relations services in at $1.58 September 2005	300,000	3	473,997	-	-	-	474,000

Issuance of common stock on conversion of convertible debenture at $1.00 in January 2006	900,000	9	899,991	-	-	-	900,000

Fair value of stock options vested	-	-	621,066	-		-	621,066

Amortization of deferred compensation	-	-	-	-	2,373,333	-	2,373,333

Intrinsic value of beneficial conversion features of convertible debentures	-	-	11,832,908	-	-	-	11,832,908

Fair value of warrants issued with convertible debentures	-	-	6,724,205	-	-	-	6,724,205

Donated management services and rent	-	-	-	3,000	-	-	3,000

Net loss for the year	-	-	-	-	-	(8,244,758)	(8,244,758)

Balance - January 31, 2006	19,182,530	192	27,623,110	11,400	(4,486,667)	(8,292,439)	14,855,596

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity
Period from December 11, 2003 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Exploration
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#		$$		$$		$$

Balance - January 31, 2006	19,182,530	192	27,623,110	11,400	(4,486,667)	(8,292,439)	14,855,596

Issuance of common stock on conversion of convertible debenture at $1.00 per share in March 2006	700,000	7	699,993	-	-	-	700,000

Issuance of common stock on conversion of convertible debenture at $1.00 per share in June 2006	200,000	2	199,998	-	-	-	200,000

Issuance of common stock on conversion of convertible debenture at $1.00 per share in August 2006	400,000	4	399,996	-	-	-	400,000

Issuance of common stock on conversion of convertible debenture at $1.94 per share in September 2006	128,839	1	249,999	-	-	-	250,000

Issuance of common stock on conversion of convertible debenture at $1.17 per share in October 2006	729,012	7	849,993	-	-	-	850,000

Issuance of common stock on conversion of convertible debenture at $1.61 per share in November 2006	557,475	6	899,994	-	-	-	900,000

Issuance of common stock on conversion of convertible debenture at $1.00 per share in December 2006	300,000	3	299,997	-	-	-	300,000

Issuance of common stock on conversion of convertible debenture at $1.80 per share in January 2007	278,010	3	499,997	-	-	-	500,000

Amortization of deferred compensation	-	-	-	-	3,430,000	-	3,430,000

Elimination of deferred compensation pursuant to FAS 123R	-	-	(1,056,667)	-	1,056,667	-	-

Fair value of stock options vested	-	-	2,395,354	-	-	-	2,395,354

Intrinsic value of beneficial conversion features of convertible debentures	-	-	139,944	-	-	-	139,944

Net loss for the year	-	-	-	-	-	(18,338,534)	(18,338,534)

Balance - January 31, 2007	22,475,866	225	33,201,708	11,400	-	(26,630,973)	6,582,360

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The Company has incurred losses of $26,630,973 since inception and has a working capital deficit of $334,103 as at January 31, 2007. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. The Company is committed to incur approximately $9,153,500 towards oil and gas expenditures and has $2,750,000 of convertible debentures maturing during the next twelve months. As at January 31, 2007, the Company had cash and cash equivalents of $5,798,982, and subsequently, the Company completed an additional equity financing and raised proceeds of $20,824,000. Refer to Note 17(a).

Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming fiscal year is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, proved and unproved oil and gas expenditures, asset retirement obligations, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Foreign Currency Transactions

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

2.	Summary of Significant Accounting Policies (continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Property and Equipment

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

f)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the proved reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

i)	Debt Issue Costs

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

j)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

k)	Income Taxes

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

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 17,714,000 as of January 31, 2007.

m)	Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, other receivables, accounts payable and accrued liabilities approximate their carrying values due to the relatively short maturity of these instruments. The fair values of convertible debentures are estimated to approximate their carrying values based on borrowing rates currently available to the Company for debt with similar terms.

n)	Concentration of Risk

The Company does not believe that it is exposed to interest rate risk. The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts consist of uninsured and insured business checking accounts and deposits maintained principally in U.S. dollars. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. As at January 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss for the year ended January 31, 2007 is $224,064 higher than if it had continued to account for share-based compensation under APB No. 25, and basic and diluted loss per share for the year ended January 31, 2007 would have been $0.87 per share if APB No. 25 was still being used.

Year Ended January 31, 2006 $

Net loss - as reported	(8,244,758)
Add: Stock-based compensation expense included in net loss - as reported	3,290,649
Deduct: Total stock-based compensation expense determined under fair value based method	(3,439,383)

Net loss - pro forma	(8,393,492)

Net loss per share (basic and diluted) - as reported	(0.32)
Net loss per share (basic and diluted) - pro forma	(0.32)

q)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”) . FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

4. Prepaid Expenses

The components of prepaid expenses are as follows:

	January 31, 2007 $	January 31, 2006 $

Prepaid investor relations expenses	-	177,750
Prepaid insurance	151,086	83,239
Prepaid joint-venture exploration costs	2,367,923	-
Other	-	56,763

Total prepaid expenses	2,519,009	317,752

5. Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2007 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer hardware	49,421	17,515	31,906	32,804
Furniture and equipment	33,861	8,697	25,164	29,573
Geophysical software	8,971	3,885	5,086	6,889
Leasehold Improvements	6,083	1,148	4,935	-

	98,336	31,245	67,091	69,266

6.	Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	January 31,	January 31,
	2007 $	2006 $

Proved Properties

Exploration costs	2,965,420	1,017,713
Less:
Accumulated depletion	(36,229)	-
Impairment costs	(2,299,212)	(1,017,713)

	629,979	-

Unproven Properties

Acquisition costs	14,405,798	5,100,663
Exploration costs	6,065,718	1,964,704

	20,471,516	7,065,367

Net Carrying Value	21,101,495	7,065,367

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

6.	Oil and Gas Properties (continued)

All of the Company’s oil and gas properties are located in the United States and Canada. The Company is currently participating in oil and gas exploration activities in Texas and Colorado, USA, and Alberta, Canada.

(a)
On September 19, 2006, the Company entered into a Development Agreement with a Texas based joint venture partner to participate for a 50% working interest in certain prospects located in the Arkoma Basin, Arkansas by funding 66.6667% of oil and gas related expenditures to a maximum of $16,141,719. The Company has paid $6,809,319 in fiscal 2007 to fund its share of land costs and has advanced a further $1,578,861 for its share of the drilling costs relating to the first vertical well drilled on the prospect. The Company has further committed to pay an additional $7,753,539 for its share of additional seismic and drilling expenditures on the prospect.

(b)
On October 28, 2005, the Company entered into a Letter Agreement with a Colorado based joint venture partner to acquire a 25% working interest in three prospects located in Colorado, Wyoming and Montana. To date the Company has paid $3,355,000 and is committed to pay up to an additional $1,400,000. The Company must pay 33.333% of the costs of drilling the first well in each prospect area, and 25% of the costs thereafter. In fiscal 2006, the Company recognized an impairment loss of $1,017,713 related to an evaluation well located on the Colorado acreage. This impairment loss includes $92,653 in asset retirement obligations accrued which is the Company’s estimated share of the costs to abandon and reclaim this well. The reclamation work is not expected to occur within the next twelve months.

(c)
The Company, through a series of Joint Venture agreements with different parties, has $6,808,802 (2006 - $3,411,863) of unproven oil and gas expenditures in Alberta, Canada. In respect to these unproven oil and gas expenditures, the Company has expended $443,759 (2006 - $266,064) to acquire land, $2,031,168 (2006 - $1,497,126) for geological and geophysical expenditures, and $4,333,875 (2006 - $1,648,673) for drilling related costs. The Company anticipates these expenditures will be subject to amortization prior to January 31, 2008.

The Company's depletion expense is $14.81 per barrel of oil equivalent for the year ended January 31, 2007.

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	January 31, 2007 $	January 31, 2006 $

Alberta	6,808,802	3,411,863
Arkansas	7,569,101	-
Rocky Mountains (Colorado, Montana, Wyoming)	2,187,391	2,370,199
Texas	3,906,222	1,283,305

	20,471,516	7,065,367

7.	Accrued Liabilities

The components of accrued liabilities are as follows:

	January 31, 2007 $	January 31, 2006 $

Oil and gas expenditures	466,112	725,855
Professional fees	-	2,500

Total accrued liabilities	466,112	728,355

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

8.	Asset Retirement Obligations

	January 31, 2007 $	January 31, 2006 $

Beginning asset retirement obligations	33,000	-
Additions related to new properties	-	-
Liabilities incurred	56,446	33,000
Deletions related to property disposals	-	-
Accretion	1,467	-
Total asset retirement obligations	90,913	33,000

We are required to recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties including without limitation the costs of reclamation of our drilling sites, storage and transmission facilities and access roads. We base our estimate of the liability on the industry experience of our management and on our current understanding of federal and state regulatory requirements. Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates and determine the credit-adjusted risk-free rate to use. Our estimated asset retirement obligations are reflected in our depreciation, depletion and amortization calculations over the remaining life of our oil and gas properties.

9.	Convertible Debentures

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. During the year ended January 31, 2007, debentures with a principal amount of $2,350,000 were converted into 2,350,000 shares of common stock. The unamortized discount on the respective convertible debentures of $1,049,247 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $515,626 resulting from the difference between the stated value and carrying value at the date of issuance. To January 31, 2007, accrued interest of $609,140 (2006 - $299,901) has been included in accrued liabilities, and accumulated accretion expense of $2,234,374 (2006 - $1,593,750) has increased the carrying value of the convertible debentures to $2,234,374 (2006 - $1,593,750). Refer to Note 17(c).

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

9.	Convertible Debentures (continued)

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

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of an SB-2 Registration Statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) registering the common stock issuable upon conversion of the convertible debentures. The Company was obligated to use its best efforts to cause the Registration Statement to be declared effective no later than June 30, 2006 and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the convertible debentures have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the SEC no later than January 22, 2006, or if the Registration Statement was not declared effective by June 30, 2006, it is required pay to the investor, as liquidated damages, for each month that the Registration Statement has not been filed or declared effective, as the case may be, either a cash amount or shares of common stock equal to 2% of the liquidated value of the convertible debentures. The Company filed an SB-2 Registration Statement on January 18, 2006 that was declared effective May 26, 2006.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,697,057 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. During the year ended January 31, 2007, debentures with a principal amount of $1,750,000 were converted into 943,336 shares of common stock. The unamortized discount on the respective convertible debentures of $48,980 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $13,250,000 to maturity. To January 31, 2007, accrued interest of $693,699 (2006 - $45,205) has been included in accrued liabilities, and accumulated accretion of $1,697,551 (2006 - $77,885) has increased the carrying value of the convertible debentures to $11,552,449 (2006 - $7,520,772. Refer to Note 17(c).

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

9.	Convertible Debentures (continued)

(c)
On December 28, 2005, the Company entered into a Securities Purchase Agreement with two accredited investors providing for the sale by the company to the investors of 7.5% convertible debentures in the aggregate principal amount of $10,000,000, of which $5,000,000 was advanced immediately, and 1,250,000 warrants (the “Warrants”) to purchase 1,250,000 shares of the Company’s common stock, exercisable at a price of $5.00 per share until December 28, of which 625,000 were issued. The second instalment of $5,000,000 and 625,000 warrants was advanced on January 18, 2006, upon the filing of an SB-2 Registration Statement by the Company with the SEC. The warrants expired in full without exercise during the fiscal year ended January 31, 2007.

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

In connection with the Securities Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the SEC registering the common stock issuable upon conversion of the convertible debentures and Warrants. The Company was obligated to use its best efforts to cause the Registration Statement to be declared effective no later than May 28, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the convertible debentures have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the SEC no later than February 26, 2006, or if the Registration Statement was not declared effective by June 30, 2006, the Company is required pay to the investors, as liquidated damages, for each month that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the convertible debentures. The Company filed an SB-2 Registration Statement on January 18, 2006 that was declared effective May 25, 2006.

Each investor has agreed to restrict its ability to convert the convertible debentures or exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To January 31, 2007, accrued interest of $793,150 (2006 - $43,151) has been included in accrued liabilities, and accumulated accretion expense of $3,525,114 (2006 - $191,781) increased the carrying value of the Convertible Debentures to $3,525,114 (2006 - $191,781).

10.	Related Party Transactions

a)	The Company paid the former Secretary of the Company $18,000 during the year ended January 31, 2006 for consulting services provided.

b)	During the year ended January 31, 2007, the Company incurred $40,000 (2006 - $10,000) in director’s fees.

c)
Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. This agreement was terminated January 31, 2006, and effective February 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the President of the Company. On November 1, 2006, the Company agreed to pay a salary of Cdn$24,000 to the President of the Company. During the year ended January 31, 2007, Cdn$180,000 was charged to operations.

d)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During year ended January 31, 2007, $240,000 (2006 - $nil) was charged to operations. Previously, the former President of the Company provided consulting services and office premises to the Company. The services were valued at $250 per month and office premises were valued at $100 per month.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

10.	Related Party Transactions (continued)

e)
On November 14, 2005, the Company entered into a management consulting agreement with the Chief Financial Officer of the Company. Under the terms of the agreement, the Company must pay $10,000 per month, as well as an annual bonus based upon mutually agreed upon targets. This agreement terminated December 31, 2005, and effective January 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the Chief Financial Officer. During the year ended January 31, 2007, Cdn$144,000 was charged to operations.

f)
During the year ended January 31, 2006, the Company repaid $28,416 owing to the former President of the Company. During the year ended January 31, 2006, donated management services of $3,000 provided by the former President of the Company was recorded.

11.	Common Stock

During the year ended January 31, 2007

(a)	In January 2007, the Company issued 278,010 shares of common stock upon the conversion of convertible debentures with a principal amount of $500,000.

(b)	In December 2006, the Company issued 300,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $300,000.

(c)	In November 2006, the Company issued 557,475 shares of common stock upon the conversion of convertible debentures with a principal amount of $900,000.

(d)	In October 2006, the Company issued 729,012 shares of common stock upon the conversion of convertible debentures with a principal amount of $850,000.

(e)	In September 2006, the Company issued 128,839 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000.

(f)	In August 2006, the Company issued 400,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $400,000.

(g)	In June 2006, the Company issued 200,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $200,000.

(h)	In March 2006, the Company issued 700,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $700,000.

During the year ended January 31, 2006

(i)	On January 18, 2006, the Company issued 900,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $900,000.

(j)	On September 22, 2005, the Company issued 300,000 shares of common stock at a fair value of $474,000 for investor relations services to be provided over a term of one year.

(k)
On June 2, 2005, the Company issued 2,000,000 shares of common stock to the President of the Company’s subsidiary at $0.01 per share for cash proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. During the year ended January 31, 2006, $900,000 was charged to operations. During the year ended January 31, 2007, $1,350,000 was charged to operations. The remaining amount of $450,000 in deferred compensation will be amortized over the remainder of the President of the Company’s subsidiary ‘s two year employment contract.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

11.	Common Stock (continued)

(l)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the shares were issued for below fair value, a discount on the issuance of shares of $4,160,000 was recorded as deferred compensation. During the year ended January 31, 2006, $1,473,333 was charged to operations. During the year ended January 31, 2007, $2,080,000 was charged to operations. The remaining amount of $606,667 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

12.	Stock Options

Effective August 5, 2005, the Company approved the 2005 Incentive Stock Plan (the “Plan”) to issue up to 2,000,000 shares of common stock. Pursuant to the Plan, stock options vest 20% upon granting and 20% every six months. As at January 31, 2007, the Company had 370,000 stock options available for granting pursuant to the Plan. The Plan allows for the granting of stock options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

The weighted average grant date fair value of stock options granted during the years ended January 31, 2007 and 2006 was $2.96 and $2.66, respectively. No stock options were exercised during the years ended January 31, 2007 and 2006. During the year ended January 31, 2007 and 2006, the Company recorded stock-based compensation of $5,825,356 and $2,994,399, respectively, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2005	-	-

Granted	1,780,000	3.26
Forfeited	(450,000)	3.23

Outstanding, January 31, 2006	1,330,000	3.28

Granted	700,000	2.96
Forfeited	(400,000)	2.71

Outstanding, January 31, 2007	1,630,000	2.78	47,000

Exercisable, January 31, 2007	848,000	2.76	9,400

The weighted average remaining contractual life of stock options outstanding as of January 31, 2007 and 2006 was 3.89 years and 3.79 years, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 31, 2007	Year Ended January 31, 2006

Expected dividend yield	0%	0%
Expected volatility	173%	118%
Expected life (in years)	2.7	2.5
Risk-free interest rate	4.72%	4.11%

As at January 31, 2007, there was $2,187,094 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 8 months. The total fair value of shares vested during the years ended January 31, 2007 and 2006 was $2,395,354 and $621,066, respectively.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

12.	Stock Options (continued)

A summary of the status of the Company’s nonvested shares as of January 31, 2007, and changes during the year ended January 31, 2007, is presented below:

Nonvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value $

Nonvested at February 1, 2007	1,054,000	2.67

Granted	700,000	2.96
Forfeited	(200,000)	2.71
Vested	(772,000)	2.79

Nonvested at January 31, 2007	782,000	2.80

13.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $
Balance, January 31, 2005	-	-
Issued	7,250,000	1.69

Balance, January 31, 2006	7,250,000	1.69
Expired	(1,250,000)	5.00

Balance, January 31, 2007	6,000,000	1.00

As at January 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$ 1.00	June 15, 2008

14.	Commitment

On July 19, 2005, the Company entered into a lease agreement commencing January 1, 2005 for office premises for a four year term expiring September 30, 2009. Annual rent is payable at $32,972 (Cdn$36,816) for the first two years and $34,663 (Cdn$38,704) for the remaining two years. The Company must also pay its share of occupancy costs, currently at an annual rate of $18,042 (Cdn$20,145). During the year ended January 31, 2007, the Company paid rent expense of $49,173 (2006 - $29,389). On February 28, 2007, the Company entered into a lease agreement commencing May 1, 2007 for office premises for a 6 year term expiring May 1, 2013. On May 1, 2007, the Company will be terminating this lease agreement and annual rent under the new lease is payable at $176,445 (Cdn$207,680) for the first three years and $183,062 (Cdn$215,468) for the remaining three years. The Company must also pay its share of building operating costs and taxes. Future minimum lease payments over the next five fiscal years are as follows:

2008	$143,482
2009	179,754
2010	179,754
2011	179,754
2012	179,754

$862,498

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

15.  Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal, state and Canadian income tax rates to earnings before income taxes.

The reconciliation of the provision for income taxes attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense as reported is as follows:

	2007 $	2006 $

Income tax benefit	6,418,000	2,886,000
Accretion of convertible debentures	(2,536,000)	(967,000)
Non-deductible stock-based compensation	(838,000)	(1,147,000)
Impairment of oil and gas properties	(449,000)	-
Other	(13,000)	4,000
Unrecognized tax losses	(2,582,000)	(776,000)

Provision for income taxes	-	-

The significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates as at January 31, 2007 and 2006 are as follows:

	2007 $	2006 $

Deferred income tax assets

Resource properties	805,000	356,000
Net losses carried forward	2,930,000	419,950

Gross deferred income tax assets	3,735,000	775,950

Valuation allowance	(3,735,000)	(775,950)

Net deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income. As at January 31, 2007 and 2006, the valuation allowance established against the deferred tax asset increased by $2,959,050 and $766,090, respectively.

16. Segment Disclosures

The Company operates as one operating segment which is oil and gas exploration and development. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

17. Subsequent Events

a)
On February 26, 2007, the Company issued 10,412,000 shares of common stock pursuant to a private placement for aggregate proceeds of $20,824,000. Pursuant to the terms of sale, the Company agreed to cause a resale registration statement covering the common stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. If the Company fails to comply with the registration statement filing or effective date requirements, it will be required to pay the investors a fee equal to 1% of the aggregate amount invested by the purchasers per each 30 day period of delay, not to exceed 10%. On March 14, 2007, the registration statement was declared effective. In connection with the financing the Company paid the placement agents of the offering a cash fee of 6.5% of the proceeds of the offering.

b)
On February 28, 2007, the Company entered into a lease agreement commencing May 1, 2007 for office premises for a 6 year term expiring May 1, 2013. Annual rent is payable at $176,445 (Cdn$207,680) for the first three years and $185,267 (Cdn$218,064) for the remaining three years. The Company must also pay its share of building operating costs and taxes.

c)
Subsequent to January 31, 2007, the Company received a notice of conversion to issue 1,115,619 shares of common stock upon the conversion of convertible debentures with an aggregate principal amount of $1,400,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between us and our accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Mark G. Gustafson	47	President, Chief Executive Officer	Director
Ron W. Hietala	53	President - Elmworth Energy Corporation; President - Triangle USA Petroleum Corporation	Director
Troy T. Wagner	37
Chief Operating Officer and Vice-President Engineering, Chief Operating Officer and Vice-President Engineering - Elmworth Energy Corporation, Chief Operating Officer and Vice-President Engineering - Triangle USA Petroleum Corporation

Aly Khan Musani	34	Chief Financial Officer, Secretary and Treasurer; Chief Financial Officer - Elmworth Energy Corporation; Chief Financial Officer - Triangle USA Petroleum Corporation
John D. Carlson	52		Director
Stephen A. Holditch	60		Director

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

Mark Gustafson has been our President since May 16, 2005 and a Director since May 2005. From September 2004 until January 2006, Mr. Gustafson had been the President and CEO of Torrent Energy Corporation, and between September 2004 and October 2006, Mr. Gustafson had been the Chairman and a director of Torrent, an Oregon based coalbed methane exploration and development company. Between April 1999 and August 2004, Mr. Gustafson was President of MGG Consulting, a private consulting firm. While at MGG Consulting, Mr. Gustafson provided consulting services to investment banks, oil and gas companies, and was a consultant Chief Financial Officer to several private companies. From August 1997 until March 1999, Mr. Gustafson was the President, Chief Executive Officer and a Director of Total Energy Services Ltd., a Calgary-based oilfield rental and gas compression company. Mr. Gustafson received his chartered accountant designation with Price Waterhouse in 1983 and received a bachelor’s degree in business administration from Wilfrid Laurier University in 1981.
.
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

Troy Wagner has been our Chief Operating Officer and Vice-President Engineering since August 8, 2006. Mr. Wagner has spent the past 10 years at a publicly traded oil and gas company where he was Vice-President Operations of two companies with combined production of approximately 36,000 barrels of oil equivalent per day, a capital expenditure budget of $160 million Cndn and an operating budget of $110 million Cndn. His responsibilities included leading the technical teams (engineering and geoscience) and field based staff, approving all capital projects, managing budgets and integrating acquisitions. Mr. Wagner earned a Bachelor of Science in Mechanical Engineering from the University of Calgary (1992) and a Masters of Business Administration from Queens University in Kingston (2003).

Aly Khan Musani has been our Chief Financial Officer since November 2005 and our Secretary and Treasurer since March 2006. Mr. Musani is also the Chief Financial Officer for Elmworth Energy Corporation and Triangle USA Petroleum Corporation, our wholly-owned subsidiaries. Between 1999 and October 2005, Mr. Musani has been the financial controller for Chinook Drilling Inc. and Blackbird Well Servicing Inc., Calgary, Alberta, Canada based oil drilling companies. Mr. Musani has also been a senior accountant for Deloitte & Touche, an intermediate accountant for Stampeder Exploration Ltd. and a staff accountant for Arthur Andersen. Mr. Musani received his Bachelor’s degree in commerce from the University of Calgary in 1994 and is a Chartered Accountant (Canada).

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2007, except for three Form 3’s that were delinquent, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Gustafson, CEO, Principal Executive Officer	2007	$153,000						$763	$153,763
Ron Hietala, President of Elmworth Energy Corporation	2007	$240,000							$240,000
Aly Musani, CFO	2007	$120,000	$17,500					$6,278	$143,778

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Aly Musani	200,000	0	0	$3.51	November 14, 2010	0	0	0	0
Troy Wagner	120,000	180,000	0	$2.90	July 29, 2011	0	0	0	0
Steven Holditch	120,000	80,000	0	$3.23	August 5, 2010	0	0	0	0
Steven Holditch	80,000	120,000	0	$4.55	February 21, 2011	0	0	0	0

Employment Agreements with Executive Officers

Ron Hietala

On June 23, 2005, Elmworth Energy Corporation, our wholly-owned subsidiary, entered into a consulting agreement with RWH Management Services Ltd., pursuant to which Ron Hietala agreed to serve as the President of Elmworth Energy Corporation. Pursuant to the agreement, Mr. Hietala receives annual compensation of $240,000, for a period of two years. The consulting agreement automatically renews for one year periods unless terminated pursuant to the agreement. Either Elmworth or Mr. Hietala may terminate the agreement on three month’s prior written notice.

Aly Musani

Effective November 14, 2005, we entered into an employment agreement with Aly Musani to serve as our Chief Financial Officer and as Chief Financial Officer for Elmworth Energy Corporation, our wholly-owned subsidiary. Pursuant to the agreement, Mr. Musani receives an annual salary of $120,000. In addition, Mr. Musani is entitled to receive an annual bonus based upon mutually agreed upon targets. Additionally, Mr. Musani received 50,000 stock options upon execution of the agreement, in April 2006 and October 2006 and will receive 50,000 options in April 2007.

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors received compensation for their services for the fiscal year ended January 31, 2007 as set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John D Carlson	$20,000	$0	$0	$0	$0	$0	$20,000
Stephen A. Holditch	$20,000	$0	$800,579	$0	$0	$0	$820,579

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 26, 2007.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Mark Gustafson	Common Stock	2,525,000	7.40%
10691 Rosecroft Crescent
Richmond, BC V7A 2H9 Canada

Aly Musani	Common Stock	200,000 (3)	*
3436 6th Street SW
Calgary, Alberta T2M 2M4 Canada

John D. Carlson	Common Stock	1,500,000	4.39%
Box 13, Site 8, RR 1
Priddis, Al, T0L 1W0 Canada

Ron W. Hietala	Common Stock	2,000,000	5.86%
64 Eagleview Way
Cochrane, Al T4C 1P6 Canada

Stephen A. Holditch	Common Stock	144,600 (3)	*
3024 Hickory Ridge Circle
Bryan, Texas 77807

Troy T. Wagner	Common Stock	120,000 (3)	*
219 Wildwood Drive SW
Calgary, Al T3C 3E2 Canada

All Officers and Directors	Common Stock	6,489,600 (4)	18.76%
As a Group (5 persons)

Palo Alto Investors, LLC (5)	Common Stock	6,000,000 (5)	17.58%
470 University Avenue
Palo Alto, California 94301

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 26, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 34,132,818 shares issued and outstanding on April 26, 2007.

(3) Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(4) Includes 464,600 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(5) As reported pursuant to a Schedule 13G filed with the Securities and Exchange Commission on March 8, 2007. Palo Alto Investors, LLC is a registered investment adviser and general partner of Micro Cap Partners, L.P., Palo Alto Global Energy Master Fund, L.P., Palo Alto Global Energy Fund, L.P., Palo Alto Small Cap Master Fund, L.P. and Palo Alto Small Cap Fund, L.P., who in the aggregate, own 6,000,000 shares of Triangle common stock. Palo Alto Investors is the manager of Palo Alto Investors, LLC. William L. Edwards is the controlling shareholder and President of Palo Alto Investors. Each of Mr. Edwards, PAI and Palo Alto Investors disclaims beneficial ownership of the common stock except to the extent of that person's pecuniary interest therein and each disclaims that it is, the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of any of the common stock.

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

As of April 26, 2007, we have issued options to purchase 1,630,000 shares of our common stock pursuant to our Incentive Stock Plan and 370,000 shares of common stock are eligible to be issued pursuant to the plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name and Position	Number of Units

Steve Holditch - Director	200,000
Troy Wagner - Chief Operating Officer	300,000
Andre Prefontaine - Employee	100,000
Brad Hayes - Consultant	100,000

Executives as a Group (1 person)	300,000

Non-Executive Directors as a Group (1 person)	200,000

Non-Executive Officer Employees and Consultants as a Group (2 persons)	200,000

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of April 26, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	1,630,000	$2.78	370,000

Total	1,630,000	$2.78	370,000

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

On January 19, 2006, we paid $30,000 Cdn (approximately $26,023 US based on current exchange rates) for prospect fees to Petro Hunt Oil & Gas Ltd., a company in which Ron Hietala, one of our directors, is the President and beneficial owner.

Between June and August 2005, our former President donated consulting services to us in the amount of $3,000.

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

On May 12, 2005, Mark Gustafson purchased 4,000,000 restricted shares of our common stock from us for consideration of $40,000 in cash.

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

4.7
Secured Convertible Debenture issued to Cornell Capital Partners LP, dated January 17, 2006, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on February 24, 2006 and incorporated herein by reference.

4.8
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

4.14
Convertible Debenture issued to Bank Sal. Oppenheim Jr. & Cie., (Schweiz) AG, dated January 23, 2006, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on February 24, 2006 and incorporated herein by reference.

4.15
Convertible Debenture issued to Centrum Bank, dated January 23, 2006, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on February 24, 2006 and incorporated herein by reference.

4.16
Amendment, dated May 3, 2006, to Securities Purchase Agreement dated December 7, 2005, by and between Triangle Petroleum Corporation and Cornell Capital Partners LP, filed as an exhibit to the amended Registration Statement on Form SB-2/A, filed with the Commission on May 17, 2006 and incorporated herein by reference.

4.17	2005 Incentive Stock Plan, filed as an exhibit to the Registration Statement on Form S-8, filed with the Commission on October 14, 2005 and incorporated herein by reference.

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

10.9
Master License Agreement, dated as of June 15, 2005, between Elmworth Energy Corporation and Millennium Seismic Ltd., filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 7, 2005 and incorporated herein by reference.

10.10
Participation Agreement, dated as of October 26, 2005, by and between Triangle USA Petroleum Corporation and Kerogen Resources, Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005 and incorporated herein by reference.

10.11
Joint Exploration Agreement, dated as of October 28, 2005, by and between Triangle USA Petroleum Corporation and Hunter Energy LLC, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.

10.12
Employment Agreement, dated as of October 14, 2005, by and between Triangle Petroleum Corporation and Aly Musani, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on January 18, 2006 and incorporated herein by reference.

10.13
Consulting Agreement, dated as of September 1, 2005, by and between Triangle Petroleum Corporation and MGG Consulting, filed as an exhibit to the Quarterly Report on Form 10-QSB, filed with the Commission on June 6, 2006 and incorporated herein by reference.

10.14
Letter Exploration Agreement, dated as of September 19, 2006, by and between Triangle USA Petroleum Corporation and Kerogen Resources Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 2, 2006 and incorporated herein by reference.

10.15
Consulting Agreement, dated as of November 1, 2006, by and between Triangle Petroleum Corporation and Parabolic, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 7, 2006 and incorporated herein by reference.

10.16
Form of Securities Purchase Agreement, dated as of February 26, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 27, 2007 and incorporated herein by reference.

10.17
Form of Securities Purchase Agreement, dated as of February 26, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 27, 2007 and incorporated herein by reference.

14.1
Code of Ethics for Senior Financial Officers, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 16, 2005 and incorporated herein by reference.

14.2	Audit Committee Charter, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 16, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on January 18, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended January 31, 2007 and 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $48,700 and $11,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm billed the Company $1,750 for the fiscal year ended January 31, 2007 and $nil for the fiscal year ended January 31, 2006.

Tax Fees

Our independent registered public accounting firm did not bill the Company for tax related work during fiscal years ended January 31, 2007 or 2006.

All Other Fees

Our independent registered public accounting firm did not bill the Company for other services during fiscal years ended January 31, 2007 or 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: May 1, 2007	By:	/s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: May 1, 2007	By:	/s/ ALY MUSANI
Aly Musani
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK GUSTAFSON	President (Principal Executive Officer) and Director	May 1, 2007
Mark Gustafson

/s/ ALY MUSANI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2007
Aly Musani

/s/ RON W. HIETALA	Director	May 1, 2007
Ron W. Hietala

/s/ JOHN D. CARLSON	Director	May 1, 2007
John D. Carlson

/s/ STEPHEN A. HOLDITCH	Director	May 1, 2007
Stephen A. Holditch