Form 10-Q
period 2007-04-30
Triangle Petroleum Corp
filed 2007-06-13
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-51321

TRIANGLE PETROLEUM CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1250, 521 - 3 Avenue SW
Calgary, Alberta
Canada T2P 3T3
(Address of Principal Executive Offices)

(403) 262-4471
(Registrant’s telephone number, including area code)

Suite 1110, 521 - 3 Avenue SW
Calgary, Alberta
Canada T2P 3T3
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 23, 2007, there were 35,405,292 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2007 $ (unaudited)	January 31, 2007 $

ASSETS

Current Assets

Cash and cash equivalents	20,659,532	5,798,982
Prepaid expenses (Note 4)	775,009	2,519,009
Other receivables	943,053	344,342

Total Current Assets	22,377,594	8,662,333

Debt Issue Costs, net	798,644	916,353

Property and Equipment (Note 5)	68,966	67,091

Oil and Gas Properties (Note 6)	26,196,805	21,101,495

Total Assets	49,442,009	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,061,107	4,199,961
Accrued interest on convertible debentures	2,478,338	2,095,989
Accrued liabilities (Note 7)	2,512,979	466,112
Convertible debentures, current portion (Note 9(a))	1,734,375	2,234,374

Total Current Liabilities	8,786,799	8,996,436

Asset Retirement Obligations (Note 8)	113,837	90,913

Convertible Debentures, less unamortized discount of $7,240,569 and $8,688,063 (Note 9)	15,125,056	15,077,563

Total Liabilities	24,025,692	24,164,912

Contingencies and Commitments (Notes 1, 6 and 13)
Subsequent Events (Note 15)

Stockholders’ Equity

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 34,261,757 shares (January 31, 2007 - 22,475,866 shares)	343	225

Additional Paid-In Capital	56,035,132	33,201,708

Donated Capital	11,400	11,400

Deficit Accumulated During the Exploration Stage	(30,630,558)	(26,630,973)

Total Stockholders’ Equity	25,416,317	6,582,360

Total Liabilities and Stockholders’ Equity	49,442,009	30,747,272

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to April 30,	Three Months Ended April 30,	Three Months Ended April 30,
	2007	2007	2006
		$$	$

Revenue	150,986	96,644	-

Operating Expenses

Oil and gas production	30,363	30,363	-
Depletion, depreciation and accretion	111,697	75,468	-
Depreciation - property and equipment	38,024	6,780	5,780
General and administrative	14,494,777	2,228,488	2,149,427
Impairment loss on oil and gas properties	2,299,212	-	-

Total Operating Expenses	16,974,073	2,341,099	2,155,207

Net Loss from Operations	(16,823,087)	(2,244,455)	(2,155,207)

Other Income (Expense)

Accretion of discounts on convertible debentures	(11,456,487)	(1,447,494)	(2,051,874)
Amortization of debt issue costs	(581,355)	(117,708)	(82,291)
Interest expense	(2,478,340)	(382,351)	(396,630)
Interest income	741,182	192,423	108,726

Total Other Income (Expense)	(13,775,000)	(1,755,130)	(2,422,069)

Net Loss Before Discontinued Operations	(30,598,087)	(3,999,585)	(4,577,276)

Discontinued Operations	(32,471)	-	-

Net Loss for the Period	(30,630,558)	(3,999,585)	(4,577,276)

Net Loss Per Share - Basic and Diluted		(0.13)	(0.23)

Weighted Average Number of Shares Outstanding		30,579,000	19,575,000

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2007	2006
		$$

Operating Activities

Net loss	(3,999,585)	(4,577,276)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debentures	1,447,494	2,051,874
Amortization of debt issue costs	117,708	82,291
Depletion, depreciation and accretion	75,468	-
Depreciation - property and equipment	6,780	5,780
Stock-based compensation	1,625,536	1,597,368

Changes in operating assets and liabilities

Prepaid expenses	1,744,000	(190,675)
Other receivables	(598,711)	(96,018)
Accounts payable	(2,138,855)	65,724
Accrued interest on convertible debentures	382,351	396,630
Accrued liabilities	(466,112)	(202,725)

Net Cash Used by Operating Activities	(1,803,926)	(867,027)

Investing Activities
Purchase of property and equipment	(8,655)	(18,000)
Oil and gas property expenditures	(2,634,875)	(1,191,769)

Net Cash Used by Investing Activities	(2,643,530)	(1,209,769)

Financing Activities
Proceeds from issuance of common stock	20,824,000	-
Common stock issuance costs	(1,515,994)	-

Net Cash Provided by Financing Activities	19,308,006	-

Increase (Decrease) in Cash and Cash Equivalents	14,860,550	(2,076,796)

Cash and Cash Equivalents - Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents - End of Period	20,659,532	15,317,626

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	1,900,000	700,000

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The Company has incurred losses of $30,630,558 since inception on December 11, 2003 to April 30, 2007. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. During the three month period ended April 30, 2007, the Company issued 10,412,000 shares of common stock for net proceeds of $19,308,006. The Company is committed to incur approximately $8,154,068 towards oil and gas expenditures and has $1,850,000 of convertible debentures maturing during the next twelve months. As at April 30, 2007, the Company had cash and cash equivalents of $20,659,532.

Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the current fiscal year is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, and Triangle USA Petroleum Corporation, incorporated in the State of Colorado, U.S.A. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

b)    Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on May 1, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at April 30, 2007 and January 31, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended April 30, 2007 and 2006. The results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)    Foreign Currency Translation

The Company's functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

e)    Cash and Cash Equivalents

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

h)    Oil and Gas Properties

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.    Summary of Significant Accounting Policies (continued)

h)	Oil and Gas Properties (continued)

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

i)	Asset Retirement Obligations

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

In accordance with Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 30, 2007, the Company had no material uncertain tax positions.

During the three month period ended April 30, 2007, an income tax benefit of $324,000 (April 30, 2006 - $325,000) and valuation allowance of $324,000 (April 30, 2006 - $325,000) was reported. At April 30, 2007, the Company had $4,662,000 of unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However the Company has accrued no interest or penalties at April 30, 2007. At April 30, 2007, the Company had five tax years that remain subject to examination by major tax jurisdictions.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 18,394,000 as of April 30, 2007.

m)   Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, other receivables, accounts payable, accrued interest on convertible debentures, accrued liabilities, and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments. The fair value of convertible debentures are estimated to approximate their carrying values based on borrowing rates currently available to the Company for debt with similar terms.

n)    Concentration of Risk

The Company does not believe that it is exposed to interest rate risk. The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts consist of uninsured and insured business checking accounts and deposits maintained principally in U.S. dollars. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. As at April 30, 2007, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

o)    Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

q)    Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.  Summary of Significant Accounting Policies (continued)

q)        Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

r)        Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

4.     Prepaid Expenses

The components of prepaid expenses are as follows:

	April 30, 2007 $	January 31, 2007 $

Prepaid insurance	23,950	151,086
Prepaid joint-venture exploration costs	668,392	2,367,923
Other	82,667	-

Total prepaid expenses	775,009	2,519,009

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

5.    Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2007 Net Carrying Value $	January 31, 2007 Net Carrying Value $

Computer hardware	53,391	21,632	31,759	31,906
Furniture and equipment	36,881	10,390	26,491	25,164
Geophysical software	8,971	4,551	4,420	5,086
Leasehold Improvements	7,748	1,452	6,296	4,935

	106,991	38,025	68,966	67,091

6.    Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	April 30,	January 31,
	2007 $	2007 $

Proved Properties

Exploration costs	7,826,435	2,965,420
Less:
Accumulated depletion	(110,371)	(36,229)
Impairment costs	(2,299,212)	(2,299,212)

	5,416,852	629,979

Unproven Properties

Acquisition costs	14,398,663	14,405,798
Exploration costs	6,381,290	6,065,718

	20,779,953	20,471,516

Net Carrying Value	26,196,805	21,101,495

All of the Company’s oil and gas properties are located in the United States and Canada. The Company is currently participating in oil and gas exploration activities in Texas and Colorado, USA, and Alberta, Canada.

(a)   On September 19, 2006, the Company entered into a Development Agreement with a Texas based joint venture partner to participate for a 50% working interest in certain prospects located in the Arkoma Basin, Arkansas by funding 66.6667% of oil and gas related expenditures to a maximum of $16,141,719. The Company has paid $6,809,319 in fiscal 2007 to fund its share of land costs and has incurred a further $2,578,332 for its share of the drilling costs relating to the first vertical well drilled on the prospect. The Company has further committed to pay an additional $6,754,068 for its share of additional seismic and drilling expenditures on the prospect.

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

(c)   The Company, through a series of Joint Venture agreements with different parties, has $5,212,243 (January 31, 2007 - $6,808,802) of unproven oil and gas expenditures in Alberta, Canada. In respect to these unproven oil and gas expenditures, the Company has expended $398,349 (January 31, 2007 - $443,759) to acquire land, $2,022,477 (January 31, 2007 - $2,031,168) for geological and geophysical expenditures, and $2,791,417 (2007 - $4,333,875) for drilling related costs. The Company anticipates these expenditures will be subject to amortization prior to January 31, 2008.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

6.    Oil and Gas Properties (continued)

The Company's depletion expense is $34.04 per barrel of oil equivalent for the three months ended April 30, 2007.

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	April 30, 2007 $	January 31, 2007 $

Alberta	5,212,243	6,808,802
Arkansas	10,150,632	7,569,101
Rocky Mountains (Colorado, Montana, Wyoming)	2,189,421	2,187,391
Texas	3,227,657	3,906,222

	20,779,953	20,471,516

7.    Accrued Liabilities

The components of accrued liabilities are as follows:

	April 30, 2007 $	January 31, 2007 $

Oil and gas expenditures	2,512,979	466,112

8. Asset Retirement Obligations

	April 30, 2007 $	January 31, 2007 $

Beginning asset retirement obligations	90,913	33,000
Additions related to new properties	-	-
Liabilities incurred	21,000	56,446
Deletions related to property disposals	-	-
Accretion	1,924	1,467
-
Total asset retirement obligations	113,837	90,913

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. During the year ended January 31, 2007, debentures with a principal amount of $2,350,000 were converted into 2,350,000 shares of common stock. The unamortized discount on the respective convertible debentures of $1,049,247 was charged to accretion expense. During the three month period ended April 30, 2007, debentures with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $124,521 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $115,625 resulting from the difference between the stated value and carrying value at the date of issuance. To April 30, 2007, accrued interest of $651,934 (January 31, 2007 - $609,140) has been included in accrued liabilities, and accumulated accretion expense of $1,734,375 (April 30, 2006 - $2,475,000) has increased the carrying value of the convertible debentures to $1,734,375 (January 31, 2007 - $2,234,374).

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,697,057 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. During the year ended January 31, 2007, debentures with a principal amount of $1,750,000 were converted into 943,336 shares of common stock. The unamortized discount on the respective convertible debentures of $48,980 was charged to accretion expense. During the three month period ended April 30, 2007, debentures with a principal amount of $1,000,000 were converted into 473,891 shares of common stock. The unamortized discount on the respective convertible debentures of $20,385 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $12,250,000 to maturity. To April 30, 2007, accrued interest of $850,377 (January 31, 2007 - $693,699) has been included in accrued liabilities, and accumulated accretion of $1,234,213 (January 31, 2007 - $1,697,551) has increased the carrying value of the convertible debentures to $10,787,156 (January 31, 2007 - $11,552,449).

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

9. Convertible Debentures (continued)

Each investor has agreed to restrict its ability to convert the convertible debentures or exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To April 30, 2007, accrued interest of $976,027 (January 31, 2007 - $793,150) has been included in accrued liabilities, and accumulated accretion expense of $4,337,900 (January 31, 2007 - $3,525,114) increased the carrying value of the convertible debentures to $4,337,900 (January 31, 2007 - $3,525,114).

10. Common Stock

(a)	On February 20, 2007, the Company issued 108,923 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000.

(b)
On February 26, 2007, the Company issued 10,412,000 shares of common stock pursuant to a private placement for net proceeds of $19,308,006 after issue costs of $1,515,994. Pursuant to the terms of sale, the Company agreed to cause a resale registration statement covering the common stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. If the Company fails to comply with the registration statement filing or effective date requirements, it will be required to pay the investors a fee equal to 1% of the aggregate amount invested by the purchasers per each 30 day period of delay, not to exceed 10%. On March 14, 2007, the registration statement was declared effective. In connection with the financing the Company paid the placement agents of the offering a cash fee of 6.5% of the proceeds of the offering.

(c)	On March 6, 2007, the Company issued 900,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $900,000.

(d)	On March 7, 2007, the Company issued 106,696 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000.

(e)	On April 11, 2007, the Company issued 129,333 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000.

(f)	On April 30, 2007, the Company issued 128,939 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000.

(g)
On June 2, 2005, the Company issued 2,000,000 shares of common stock to the President of the Company’s subsidiary at $0.01 per share for cash proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. During the year ended January 31, 2006, $900,000 was charged to operations. During the year ended January 31, 2007, $1,350,000 was charged to operations. During the three months ended April 30, 2007, $337,500 was charged to operations. The remaining amount of $112,500 in deferred compensation will be amortized over the remainder of the President of the Company’s subsidiary ‘s two year employment contract.

(h)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the shares were issued for below fair value, a discount on the issuance of shares of $4,160,000 was recorded as deferred compensation. During the year ended January 31, 2006, $1,473,333 was charged to operations. During the year ended January 31, 2007, $2,080,000 was charged to operations. During the three months ended April 30, 2007, $520,000 was charged to operations. The remaining amount of $86,667 in deferred compensation will be amortized over the remainder of the President’s two year employment contract.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

11. Stock Options

Effective August 5, 2005, the Company approved the 2005 Incentive Stock Plan (the “Plan”) to issue up to 2,000,000 shares of common stock. Pursuant to the Plan, stock options vest 20% upon granting and 20% every six months. As at April 30, 2007, the Company had 370,000 stock options available for granting pursuant to the Plan. The Plan allows for the granting of stock options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

The weighted average grant date fair value of stock options granted during the three month periods ended April 30, 2007 and 2006 was $nil and $3.71, respectively. No stock options were exercised during the periods ended April 30, 2007 and 2006. During the period ended April 30, 2007 and 2006, the Company recorded stock-based compensation of $1,625,536 and $1,597,368, respectively, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, January 31, 2007	1,630,000	2.78

Granted	-	-
Forfeited	-	-

Outstanding, April 30, 2007	1,630,000	2.78	3.64	9,000

Exercisable, April 30, 2007	1,124,000	3.41	3.54	3,600

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006

Expected dividend yield	-	0%
Expected volatility	-	171%
Expected life (in years)	-	2.5
Risk-free interest rate	-	4.47%

As at April 30, 2007, there was $1,416,800 (January 31, 2007 - $2,187,094) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 8 months. The total fair value of shares vested during the periods ended April 30, 2007 and 2006 was $768,036 and $739,868, respectively.

A summary of the status of the Company’s nonvested shares as of April 30, 2007, and changes during the period ended April 30 2007, is presented below:

Nonvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value $

Nonvested at February 1, 2007	782,000	2.80

Granted	-	-
Forfeited	-	-
Vested	(276,000)	2.78

Nonvested at April 30, 2007	506,000	2.80

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

12. Share Purchase Warrants

As at April 30, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$ 1.00	June 15, 2008

13. Commitment

During the three months ended April 30, 2007, the Company paid rent expense of $13,750 (2006 - $12,959). On February 28, 2007, the Company entered into a lease agreement commencing May 1, 2007 for office premises for a 6 year term expiring May 1, 2013. Annual rent under the lease is payable at $187,082 (Cdn$207,680) for the first three years and $194,098 (Cdn$215,468) for the remaining three years. The Company must also pay its share of building operating costs and taxes. Future minimum lease payments over the next five fiscal years are as follows:

2008	$143,000
2009	191,000
2010	191,000
2011	191,000
2012	191,000

$907,000

14. Segment Disclosures

The Company operates as one operating segment which is the acquisition, exploration and development of oil and gas resource properties. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

15. Subsequent Events

a)
Subsequent to April 30, 2007, the Company received notices of conversion to issue 1,143,535 shares of common stock for the conversion of convertible debentures with an aggregate principal amount of $1,498,000.

b)
On May 1, 2007, the Company issued 150,000 stock options to two new employees. These stock options are exercisable at a price of $2.19 per share and are subject to the standard vesting and exercise provisions contained in the Company’s stock option plan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty in economic, legislative, industry, and other circumstances. As a result, judgment must be exercised in the identification and interpretation of data and other information and in their use in developing and selecting assumptions from and among reasonable alternatives. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly we express no opinion on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. We assume no obligation to update any such forward-looking statements.

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

The changeover from a mining to an oil and gas exploration company has taken place over the past twenty-four months, during one of the strongest markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil and natural gas (Henry Hub Nymex), currently, as compared to the prior year, is as follows:

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

Arkoma Basin Arkansas - Fayetteville Shale Program

We have committed to an initial $16 million joint venture in the Fayetteville Shale of the Arkoma Basin with Kerogen Resources. We believe that this area has the ability to deliver similar results to the trend setting Barnett Shale of the Fort Worth Basin. We and Kerogen have an equal 50% working interest position in approximately 20,000 gross acres leased to date in Conway and Faulkner Counties. A measured pace of additional leasing is planned to complement the 2007 drilling program. Based upon encouraging initial drilling results from major oil and gas companies just north of our land position, we believe that the Fayetteville Shale program has the potential to be a major growth initiative. As at April 30, 2007, we had advanced approximately $6.8 million to fund our share of land costs and we have incurred an additional $2.6 million to fund our share of costs related to the first vertical well, which reached its targeted depth in April 2007. The remaining capital commitment of $6.8 million is expected to be incurred within the next 12 to 18 months and should be used to fund $2.8 million of seismic expenditures and $4.0 million of drilling costs.

The first vertical test well of the Fayetteville joint venture reached its targeted depth of 8,300 feet on April 4, 2007. Drill cuttings and other samples were taken from the well and sent in for further lab work and analysis. Concurrent with the first drilling operation, a new multi-component 3-D seismic survey had also commenced. The seismic survey was shot over approximately half of the target area and sent for processing in April 2007. Depending on the results of the seismic program and th e vertical test well, we may consider initiating a horizontal drilling program.

Greater Fort Worth Basin Texas - Barnett Shale Program

We have acquired a 30% working interest position in a five county joint venture program with Kerogen. The five counties are located in the South Fort Worth Basin and include Johnson, Hood, Hill, Sommerville and Bosque. To date, approximately 13,000 gross acres have been leased. One new ten square mile 3-D seismic survey has been shot over an acreage tract in Hill County. As of April 30, 2007, we have expended approximately $2.5 million in prospect fees, land costs and, geological and geophysical expenditures.

We have participated in four lower working interest (approximately 6%) horizontal wells (one in Johnson County and three in Hill County). The four wells which are all currently producing had initial gross production rates of between 400 mcf/day (million cubic feet per day) and 2,800 mcf/day. These initial production rates should stabilize at lower levels over time. The operator of these wells has commenced voluntary bankruptcy proceedings. As a result, we have not received our monthly production revenue since January 2007, however the amounts owing to us have been set aside by the bankruptcy trustee in a separate bank account. In addition, we continue to receive monthly statements detailing our share of production revenue and related production royalties and operating expenses. We have spent approximately $1.1 million on drilling and completing these four wells. Our Barnett Shale plans include further drilling over the next twelve months which will be a combination of traditional Barnett programs and new opportunities.

In November 2006, we participated in a new joint venture with an experienced Texas-based operator. To date, we have participated in four Barnett Shale gas wells with working interests ranging between 11% and 15%. At January 31, 2007, the costs incurred to drill and complete these wells totaled approximately $1.8 million. We have commenced production from two of the first four horizontal wells drilled in the fourth quarter of 2006. The first well located in Hood County was fracture stimulated in March 2007 and is producing from four stages. Peak production rates up to 1.5 mmcfpd (million cubic feet per day) have been realized with approximately 40% of the frac load fluid recovered to date. The second well in this county has peak production rates of 1.3 mmcfpd (million cubic feet per day) from two producing stages. Approximately 65% of the frac load fluid has been recovered. The other two wells located in Parker County have been drilled and are awaiting a 3,000 foot pipeline tie-in prior to completion. Production from these wells is expected to commence in the third quarter.

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

States of Colorado, Montana and Wyoming - Rocky Mountain Program

We have embarked on a joint venture with Hunter Energy LLC of Denver, Colorado. We have made an initial commitment to participate in the drilling of three new projects. We have a 25% working interest in the three new Hunter Energy projects. The project areas are geographically located in north-western Colorado, south-western Wyoming, and northern Montana. The gross acreage position in the three areas is approximately 77,000 acres. We have advanced approximately $3.4 million dollars in land, prospect fees and drilling costs relating to this project.

Although the initial test well in Colorado was not successful, plans for this project include working with area operators to continue the exploration program. Drilling on the south west Wyoming project and the Montana project are anticipated to commence in 2007 with consideration being given to service industry equipment availability and prevailing short-term winter weather conditions. It is anticipated that our share of costs to drill these two wells will be approximately $1.4 million.

Alberta Canada Deep Basin - Western Canadian Program

We have licensed a 120 square mile seismic data set, at a cost of approximately $1.3 million, to assist in the generation of the most prospective drilling sites. To date, we have access to thirty-one sections of land (approximately 20,000 gross acres), which are in various stages of earning with a number of joint venture partners.

We have participated in drilling and/or completing eight Deep Basin wells at a total cost of approximately $7.2 million net to us. These eight wells were drilled as part of four different joint ventures with varying working interests.

We have commenced production from two of three wells drilled in the last four months of 2006 in the Alberta Deep Basin. The first well located in the Kakwa Area intersected four gas bearing zones (Cadomin, Bluesky, Falher G, Falher B) which have been completed in a 10,500 foot well in the Kakwa area of Northwestern Alberta. This well has been tested at a facility restricted rate of 3.6 mmcfpd or 600 BOED (barrels of oil equivalent per day) and is capable of producing over 5.0 mmcfpd or 830 BOED. We paid 20% of the well costs for an 18% interest before payout (and 12% after payout) in this well. Due to restricted plant capacity this well is not expected to commence production until the fourth quarter of 2007. The second well is located in the Wapiti Area and we have an approximate 35% working interest in this 7,900 foot well that is located within the multi-township 3-D seismic area licensed by us. This well was completed in the shallow Cretaceous Dunvegan sandstone interval. Subsequent to completion, the well was connected to a nearby pipeline. Initial production rates range from 0.4 to 0.6 mmcfpd or 60 to 100 BOED. The third well was also drilled in the Wapiti Area and we have a 50% interest in this 9,900 foot well that was testing the Cadomin and Falher zones. The Cadomin zone was completed but tested wet. The Falher zone tested gas but at rates that were uneconomic to tie-in this past winter season. A potential tie-in for this well will be re-evaluated in the future based upon gas prices and future pipeline activity in the area. Accordingly, this well is currently suspended as a potential gas well.

Of the remaining five wells drilled by us prior to this past winter, one of the wells drilled in late 2005 tested fresh water, with no natural gas present. Another well tested gas but at rates that that were uneconomic to warrant a pipeline tie based on today’s natural gas pricing environment. The final three wells were taken over by a new operator during mid 2006 and we are waiting for the new operator to complete technical due diligence on the wells and propose a timeline and revised completions strategy for these wells.

Eastern Coast Canada - Canadian Shale Gas Program

Over the last twelve months, a multi-disciplined geoscience team has screened prospective basins in Eastern Canada. The screening process includes an assessment of the geologic history for a given area, estimates of pressure and temperature profiles and a determination of the ability to fracture stimulate a prospective shale package.

As a direct result of implementing this strategy, we have executed a farm-in agreement with a Canadian company to pursue a shale gas opportunity in Eastern Canada. The project covers approximately 68,000 acres and we believe it to be located in a favorable geological setting based on technical work performed to date. Additional laboratory measurements will be taken on core samples and drill cuttings, which are available from previously drilled conventional wells. We will be entitled to earn an average 70% working interest in the block subsequent to the acquisition and evaluation of a seismic program and then electing to drill a test well no later than December 31, 2008. We plan to move forward aggressively in the assessment of this new project areas.

In addition, we have committed to another project located in the Windsor Area of Nova Scotia, Canada covering approximately 516,000 acres. Based on an extensive screening process and technical work performed to date, this area is believed to be located in a highly favorable geological setting. Additional laboratory measurements will be taken on core samples and drill cuttings which are available from previously drilled conventional wells. We will be entitled to earn an average 70% working interest in the block subsequent to paying an $80,000 deposit to the Nova Scotia Government prior to September 15, 2007 and then electing to drill a test well no later than September 15, 2008. We plan to move forward aggressively in the assessment of this new project.

Results of Operations

For the three months ended April 30, 2007, we realized $96,644 in revenue from natural gas sales, as compared to $nil for the comparable period in 2006. This revenue was the result of our realizing production from six small working interest wells located in the Barnett Shale in Texas and two wells located in the Deep Basin of Alberta. Royalties and production expenses related to this revenue totaled $30,363 for the three months ended April 30, 2007 as compared to $nil for the three months ended April 30, 2006.

General and administrative expenses for the three months ended April 30, 2007 totaled $2,228,488 as compared to $2,149,427 for the same period in 2006. The largest component of general and administrative expenses was stock based compensation expense which totaled $1,625,536 for the three months ended April 30, 2007 and $1,597,368 for the comparable period in 2006. Also included in the above totals were salaries, wages and consulting fees of $273,826 and $238,826 for the three months ended April 30, 2007 and 2006, respectively. The remaining $329,126 and $313,233 of general and administrative expenses for the three months ended April 30, 2007 and 2006, respectively, is comprised of travel and other office related expenses.

Liquidity and Capital Resources

As at April 30, 2007, we had working capital of $13,590,795. For the three months ended April 30, 2007, we had net cash outflow from operating activities of $1,803,926. Cash used in investing activities totaled $2,643,530 for the three months ended April 30, 2007, which was used to fund Triangle USA’s share of costs relating to the first vertical well drilled in Fayetteville Shale Project in the Arkoma Basin, as well as remaining capital commitments for the three Deep Basin gas wells drilled in Alberta during the winter of 2007. Cash provided by financing activities totaled $19,308,006 for the three months ended April 30, 2007. On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000.

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

To date, we have generated minimal revenues and have incurred operating losses in every quarter. Our registered independent auditors have stated in their report dated April 2, 2007, that we are an early exploration company, have not generated significant revenues from operations and has incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. As of May 23, 2007, $1,102,000 of the issued debentures were outstanding and $4,898,000 had been converted.

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

December 8, 2005 Secured Convertible Debenture Financing

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

•	$5,000,000 was disbursed on December 8, 2005;

•	$5,000,000 was disbursed on January 17, 2006; and

•	$5,000,000 was disbursed on June 1, 2006.

As of May 23, 2007, $3,500,000 of the debenture had been converted into 1,812,762 shares of common stock and $11,500,000 remained outstanding.

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of May 23, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.08 and, therefore, the conversion price for the secured convertible notes was $1.872. Based on this conversion price, the $11,500,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 6,143,163 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

The investor has contractually agreed to restrict its ability to convert the debentures and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, the investor is restricted from converting more than $1,500,000 in principle amount of the debenture in any thirty day period, with no more than $1,000,000 of such amount at the variable market conversion price.

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

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006. As of May 23, 2007, $10,000,000 of the issued debentures were outstanding and none had been converted.

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

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on our financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on our future reported financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Because of our relatively low level of current oil and gas production, we are not exposed to a great degree of market risk relating to the pricing applicable to our oil and natural gas production. However, our ability to raise additional capital at attractive pricing, our future revenues from oil and gas operations, our future profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. We expect commodity price volatility to continue. We do not currently utilize hedging contracts to protect against commodity price risk. As our oil and gas production grows, we may manage our exposure to oil and natural gas price declines by entering into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future oil and natural gas production.

Operating Cost Risk

We have experienced rising operating costs which impacts our cash flow from operating activities and profitability. We recognize that rising operating costs could continue and continued rising operating costs would negatively impact our oil and gas operations.

Interest Rate Risk

All of our debt has fixed interest rates, so consequently we are not exposed to cash flow or fair value risk from market interest rate changes on this debt.

Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, other receivables, accounts payable, accrued interest on convertible debentures, accrued liabilities, and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments. The fair value of convertible debentures are estimated to approximate their carrying values based on borrowing rates currently available to us for debt with similar terms.

Inflation and Changes in Prices

The general level of inflation affects our costs. Salaries and other general and administrative expenses are impacted by inflationary trends and the supply and demand of qualified professionals and professional services. Inflation and price fluctuations affect the costs associated with exploring for and producing oil and natural gas, which has a material impact on our financial performance.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, “Risk Factors,” of the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2007, other than to update certain financial information as of and for the three months ended April 30, 2007 regarding the following risk factors.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $18,338,534 and $8,244,758 for the years ended January 31, 2007 and 2006, respectively. For the three months ended April 30, 2007, we incurred a net loss of $3,999,585. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of May 23, 2007, we had 35,405,292 shares of common stock issued and outstanding, convertible debentures issued in July 2005 outstanding that may be converted into 1,102,000 shares of common stock, secured convertible debentures issued on December 8, 2005, January 17, 2006 and June 1, 2006 outstanding that may be converted into 6,143,163 shares of common stock based on current market prices, convertible debentures issued on December 28, 2005 and January 23, 2006 outstanding that may be converted into 2,500,000 shares of common stock, and outstanding warrants to purchase 6,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible debentures issued to Cornell Capital Partners on December 8, 2005, January 17, 2006 and June 1, 2006 is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our $11,500,000 remaining of secured convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of May 23, 2007 of $2.10.

		With	Number	% of
% Below	Price Per	Discount	of Shares	Outstanding
Market	Share	at 10%	Issuable	Stock
25%	$1.575	$1.4175	8,112,875	18.64%
50%	$1.05	$0.945	12,169,313	25.58%
75%	$0.525	$0.4725	24,338,625	40.74%

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

In June 2005, we entered into a securities purchase agreement for the sale of $1,000,000 principal amount of convertible debentures, with an option to purchase up to $5,000,000 in additional convertible debentures, which option was fully exercised. The $6,000,000 in convertible debentures, of which $1,102,000 remained outstanding as of May 23, 2007, are due and payable, with 8% interest, two years from the date of issuance, unless sooner converted into shares of our common stock.

In December 2005, we entered into three securities purchase agreements for the sale of an aggregate of $25,000,000 principal amount of convertible debentures, secured and unsecured. The $15,000,000 in secured convertible debentures, of which $11,500,000 remained outstanding as of May 23, 2007, are due and payable, with 5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Additionally, the $10,000,000 in convertible debentures, which all remained outstanding as of May 23, 2007, are due and payable, with 7.5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, secured and unsecured, including default interest rate on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures, secured and unsecured, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we were required to repay the convertible debentures, secured and unsecured, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On April 30, 2007, we issued 128,939 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On May 8, 2007, we issued 748,000 shares of common stock upon conversion of $748,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On May 11, 2007, we issued 130,494 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On May 21, 2007, we issued 265,041 shares of common stock upon conversion of $500,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

TRIANGLE PETROLEUM CORPORATION

Date: June 13, 2007	By: /s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: June 13, 2007	By: /s/ ALY MUSANI
Aly Musani
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)