Form 10-Q
period 2007-07-31
Triangle Petroleum Corp
filed 2007-09-14
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

As of September 7, 2007, there were 37,113,602 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Consolidated balance sheets at July 31, 2007 (unaudited) and January 31, 2007	3

		Consolidated statements of operations for the three and six months ended July 31, 2007 and 2006 and accumulated from December 11, 2003 (date of inception) to July 31, 2007 (unaudited)	4

		Consolidated statements of cash flows for the six months ended July 31, 2007 and 2006 (unaudited)	5

		Notes to unaudited consolidated financial statements	6 - 17

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	32
	ITEM 1A	Risk factors	32
	ITEM 2	Unregistered sales of equity securities and use of proceeds	33
	ITEM 3	Defaults upon senior securities	34
	ITEM 4	Submission of matters to a vote of security holders	34
	ITEM 5	Other information	34
	ITEM 6	Exhibits	34

	SIGNATURES		35

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2007 $	January 31, 2007 $
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	17,287,642	5,798,982
Prepaid expenses (Note 3)	280,916	2,519,009
Other receivables	845,120	344,342

Total Current Assets	18,413,678	8,662,333

Debt Issue Costs, net	685,000	916,353

Property and Equipment (Note 4)	77,153	67,091

Oil and Gas Properties (Note 5)	24,364,524	21,101,495

Total Assets	43,540,355	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,317,348	4,199,961
Accrued interest on convertible debt	2,156,677	2,095,989
Accrued liabilities (Note 6)	2,688,264	466,112
Convertible debentures, current portion (Note 8(a))	-	2,234,374

Total Current Liabilities	6,162,289	8,996,436

Asset Retirement Obligations (Note 7)	275,014	90,913

Convertible Debentures, less unamortized discount of $6,034,655 and $8,688,063 (Note 8)	14,465,345	15,077,563

Total Liabilities	20,902,648	24,164,912

Contingencies and Commitments (Notes 1 and 13)
Subsequent Event (Note 15)

Stockholders’ Equity

Common Stock (Note 10) Authorized: 100,000,000 shares, par value $0.00001 Issued: 37,113,602 shares (January 31, 2007 - 22,475,866 shares)	371	225

Additional Paid-In Capital	60,174,581	33,213,108

Deficit Accumulated During the Exploration Stage	(37,537,245)	(26,630,973)

Total Stockholders’ Equity	22,637,707	6,582,360

Total Liabilities and Stockholders’ Equity	43,540,355	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to July 31,	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	295,283	144,297	-	240,941	-

Operating Expenses

Oil and gas production	121,517	91,154	-	121,517	-
Depletion, depreciation and accretion	247,418	135,721	-	211,189	-
Depreciation - property and equipment	52,858	14,834	6,458	21,614	12,238
General and administrative	15,989,936	1,495,159	2,464,697	3,723,647	4,614,124
Impairment loss on oil and gas properties	6,190,615	3,891,403	44,937	3,891,403	44,937

Total Operating Expenses	22,602,344	5,628,271	2,516,092	7,969,370	4,671,299

Net Loss from Operations	(22,307,061)	(5,483,974)	(2,516,092)	(7,728,429)	(4,671,299)

Other Income (Expense)

Accretion of discounts on convertible debentures	(12,662,402)	(1,205,915)	(1,700,194)	(2,653,409)	(3,752,068)
Amortization of debt issue costs	(695,000)	(113,645)	(94,098)	(231,353)	(176,389)
Interest expense	(2,784,736)	(306,396)	(442,258)	(688,747)	(838,889)
Interest income	944,425	203,243	170,030	395,666	278,756

Total Other Income (Expense)	(15,197,713)	(1,422,713)	(2,066,520)	(3,177,843)	(4,488,590)

Net Loss Before Discontinued Operations	(37,504,774)	(6,906,687)	(4,582,612)	(10,906,272)	(9,159,889)

Discontinued Operations	(32,471)	-	-	-	-

Net Loss for the Period	(37,537,245)	(6,906,687)	(4,582,612)	(10,906,272)	(9,159,889)

Net Loss Per Share

Basic and Diluted		(0.21)	(0.23)	(0.30)	(0.47)

Weighted Average Number of Shares Outstanding		33,344,000	20,013,000	36,019,000	19,487,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,
	2007	2006
	$	$

Operating Activities

Net loss	(10,906,272)	(9,159,889)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	2,653,408	3,752,068
Amortization of debt issue costs	231,353	176,389
Depletion, depreciation and accretion	211,189	-
Depreciation - property and equipment	21,614	12,238
Impairment loss on oil and gas properties	3,891,403	-
Stock-based compensation	2,153,614	3,562,145

Changes in operating assets and liabilities:

Prepaid expenses	(49,853)	-
Other receivables	(45,633)	207,257
Accounts payable	209,412	(281,735)
Accrued interest on convertible debentures	60,688	-
Accrued liabilities	224,234	-
Due to related parties	-	6,912

Net Cash Used in Operating Activities	(1,344,843)	(1,724,615)

Investing Activities
Purchase of property and equipment	(31,676)	(20,879)
Oil and gas property expenditures	(8,165,422)	(2,259,157)
Proceeds received from sale of oil and gas properties	983,902	-

Changes in investing assets and liabilities	738,693	1,008,036

Net Cash Used in Investing Activities	(6,474,503)	(1,272,000)

Financing Activities
Proceeds from issuance of common stock	20,824,000	5,000,000
Common stock issuance costs	(1,515,994)	(425,000)

Net Cash Provided in Financing Activities	19,308,006	4,575,000

Increase in Cash and Cash Equivalents	11,488,660	1,578,385

Cash and Cash Equivalents - Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents - End of Period	17,287,642	18,972,807

Non-cash Investing and Financing Activities:

Common stock issued for conversion of debentures	5,500,000	900,000

Supplemental Disclosures:

Interest paid	628,058	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The Company has incurred losses of $37,537,245 since inception on December 11, 2003 to July 31, 2007. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. During the six month period ended July 31, 2007, the Company issued 10,462,000 shares of common stock for net proceeds of $19,308,006. The Company’s oil and gas capital expenditures over the next twelve months are expected to be approximately $14,800,000. As at July 31, 2007, the Company had cash and cash equivalents of $17,287,642.

Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the current fiscal year is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on May 1, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2007 and January 31, 2007, and the consolidated results of its operations and consolidated cash flows for the six months ended July 31, 2007 and 2006. The results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company's functional and reporting currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the proved reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At July 31, 2007, the Company had no material uncertain tax positions.

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 16,376,000 as of July 31, 2007.

m)	Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, other receivables, accounts payable, accrued interest on convertible debt, accrued liabilities, and convertible debentures approximate their carrying values due to the relatively short maturity of these instruments. The fair value of convertible debentures are estimated to approximate their carrying values based on borrowing rates currently available to the Company for debt with similar terms.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Concentration of Risk

The Company does not believe that it is exposed to interest rate risk. The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts consist of uninsured and insured business checking accounts and deposits maintained principally in U.S. dollars. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. As at July 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

p)	Stock-Based Compensation

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

All transactions in which goods or services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value or the equity instrument issued, whichever is the more reliable measure.

 SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

q)	Recently Issued Accounting Pronouncements

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

r)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

r)	Recently Adopted Accounting Pronouncements (continued)

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

s)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Prepaid Expenses

The components of prepaid expenses are as follows:

	July 31, 2007 $	January 31, 2007 $

Office space deposit	23,821	-
Prepaid insurance	89,217	151,086
Prepaid joint-venture exploration costs	79,977	2,367,923
Professional and consulting services	46,005	-
Software subscriptions	41,896	-

Total prepaid expenses	280,916	2,519,009

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2007 Net Carrying Value $	January 31, 2007 Net Carrying Value $

Computer hardware	66,229	26,940	39,289	31,906
Furniture and equipment	47,438	12,775	34,663	25,164
Geophysical software	8,000	5,218	2,782	5,086
Leasehold improvements	7,927	7,508	419	4,935

	129,594	52,441	77,153	67,091

5.	Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	July 31, 2007 $	January 31, 2007 $

Proved Properties

Exploration costs	8,882,540	2,965,420
Less:
Accumulated depletion	(244,625)	(36,229)
Impairment costs	(6,190,615)	(2,299,212)

	2,447,300	629,979

Unproven Properties

Acquisition costs	15,111,414	14,405,798
Exploration costs	6,805,810	6,065,718

	21,917,224	20,471,516

Net Carrying Value	24,364,524	21,101,495

All of the Company’s oil and gas properties are located in the United States and Canada. The Company is currently participating in oil and gas exploration activities in Arkansas, Montana, Wyoming and Texas, USA, and Nova Scotia, New Brunswick and Alberta, Canada.

(a)
The Company, through a series of joint venture agreements with different parties, has $5,313,346 (January 31, 2007 - $6,808,802) of unproven oil and gas expenditures in Alberta and Nova Scotia, Canada. In respect to these unproven oil and gas expenditures, the Company has expended $398,745 (January 31, 2007 - $443,759) to acquire land, $2,059,151 (January 31, 2007 - $2,031,168) for geological and geophysical expenditures, and $2,855,450 (2007 - $4,333,875) for drilling related costs.

(b)
On July 18, 2007, the Company sold its 27% interest in 12,100 gross acres in northeast Hill County of Texas for gross proceeds of $983,902. The Company had incurred land and geological and geophysical costs of $1,929,305 related to this prospect which resulted in a loss of $945,403 being recorded on the Company books.

(c)	The Company’s proved property costs exceeded the ceiling test limitation as at July 31, 2007. As a result, the Company recorded a $2,946,000 non-cash impairment loss.

(d)
The Company entered into a joint venture agreement whereby the Company received $500,000 in exchange for a 17.5% working interest in a producing well in the Wapiti area of northern Alberta, Canada. This receipt was offset directly against the Company’s share of drilling the subject well.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

5.	Oil and Gas Properties (continued)

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	July 31, 2007 $	January 31, 2007 $

Alberta	4,577,474	6,154,643
Arkansas	13,037,119	7,569,101
Nova Scotia	735,872	654,159
Rocky Mountains (Colorado, Montana, Wyoming)	2,267,407	2,187,391
Texas	1,299,352	3,906,222

	21,917,224	20,471,516

6.	Accrued Liabilities

The components of accrued liabilities are as follows:

	July 31, 2007 $	January 31, 2007 $

Oil and gas expenditures	2,688,264	466,112

7.	Asset Retirement Obligations

	July 31, 2007 $	January 31, 2007 $

Beginning asset retirement obligations	90,913	33,000
Additions related to new properties	-	-
Liabilities incurred	153,264	56,446
Deletions related to property disposals	-	-
Accretion	30,837	1,467

Total asset retirement obligations	275,014	90,913

The Company is required to recognize an estimated liability for future costs associated with the abandonment of its oil and gas properties including without limitation the costs of reclamation of drilling sites, storage and transmission facilities and access roads. The Company bases its estimate of the liability on management’s industry experience and on its current understanding of federal and state regulatory requirements. The present value calculations require an estimate of the economic lives of the Company’s properties, assumptions of future inflation rates to apply to external estimates and the determination of the credit-adjusted risk-free rate to use. The estimated asset retirement obligations are reflected in depreciation, depletion and accretion calculations over the remaining life of the oil and gas properties.

8.	Convertible Debentures

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

The total convertible debentures of $6,000,000 were due and payable on June 10, 2007. The principal and accrued interest on these convertible debentures may be converted into shares of the Company’s common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict the ability to convert the convertible debentures to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 4.99% of the outstanding shares of common stock of the Company. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

8.	Convertible Debentures (continued)

Company filed an SB-2 Registration Statement registering the resale of shares of the Company's common stock issuable upon conversion of these convertible debentures and exercise of the warrants.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. During the year ended January 31, 2007, debentures with a principal amount of $2,350,000 were converted into 2,350,000 shares of common stock. The unamortized discount on the respective convertible debentures of $1,049,247 was charged to accretion expense. During the six month period ended July 31, 2007, debentures with a principal amount of $2,750,000 was converted into 2,750,000 shares of common stock. The unamortized discount on the respective convertible debenture of $151,815 was charged to accretion expense. As at July 31, 2007, all of these $6,000,000 convertible debentures were converted into common stock of the company, as such the carrying value of the convertible debentures was $nil (January 31, 2007 - $2,234,374). On June 21, 2007, accrued interest of $628,058 was paid.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,697,057 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. During the year ended January 31, 2007, debentures with a principal amount of $1,750,000 were converted into 943,336 shares of common stock. The unamortized discount on the respective convertible debentures of $48,980 was charged to accretion expense. During the six month period ended July 31, 2007, debentures with a principal amount of $2,750,000 were converted into 1,425,736 shares of common stock. The unamortized discount on the respective convertible debentures of $52,808 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $10,500,000 to maturity. To July 31, 2007, the Company accrued interest of $991,610 (January 31, 2007 - $693,699) has been included in accrued liabilities. To July 31, 2007, accumulated accretion of $1,484,320 (January 31, 2007 - $1,697,551) has increased the carrying value of the convertible debentures to $9,287,263 (January 31, 2007 - $11,552,449).

(c)
On December 28, 2005, the Company entered into a Securities Purchase Agreement with two accredited investors providing for the sale by the Company to the investors of 7.5% convertible debentures in the aggregate principal amount of $10,000,000, of which $5,000,000 was advanced immediately, and 1,250,000 warrants (the “Warrants”) to purchase 1,250,000 shares of the Company’s common stock, exercisable at a price of $5.00 per share until December 28, 2006, of which 625,000 were issued. The second installment of $5,000,000 and 625,000 warrants was advanced on January 18, 2006, upon the filing of an SB-2 Registration Statement by the Company with the SEC. The warrants expired in full without exercise during the fiscal year ended January 31, 2007.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To July 31, 2007, accrued interest of $1,165,068 (January 31, 2007 - $793,150) has been included in accrued liabilities, and accumulated accretion expense of $5,178,082 (January 31, 2007 - $3,525,114) increased the carrying value of the Convertible Debentures to $5,178,082 (January 31, 2007 - $3,525,114).

9.	Related Party Transactions

a)	During the six months ended July 31, 2007, the Company incurred $15,000 (2006 - $10,000) in director’s fees.

b)
Effective February 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the President of the Company. On November 1, 2006, the Company agreed to pay a salary of Cdn$24,000 per month to the President of the Company. During the six months ended July 31, 2007, $127,049 (2006 - $62,939) was charged to operations.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

9.	Related Party Transactions (continued)

c)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s Canadian subsidiary (Elmworth Energy Corporation). Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the six months ended July 31, 2007, $120,000 (2006 - $120,000) was charged to operations.

d)
Effective January 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the then Chief Financial Officer. During the six months ended July 31, 2007, $63,525 (2006 - $62,939) was charged to operations.

10.	Common Stock

	Shares	Common Stock	Additional Paid-In Capital
		$	$

January 31, 2006	19,182,530	192	27,623,110
Conversion of notes	3,293,336	33	4,239,912
Stock based compensation	-	-	1,338,686
Donated capital	-	-	11,400
January 31, 2007	22,475,866	225	33,213,108
Conversion of debentures (c)	4,175,736	41	5,499,958
Private placement (d)	10,412,000	104	20,823,896
Financing fees (d)	-	-	(1,515,994)
Investor relations services (e)	50,000	1	108,499
Stock-based compensation (a, b and Note 11)	-	-	2,045,114
July 31, 2007	37,113,602	371	60,174,581

(a)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for cash proceeds of $40,000. As the shares were issued for below fair value, a discount on the issuance of shares of $4,160,000 was recorded as deferred compensation. During the year ended January 31, 2007, $2,080,000 was charged to operations. During the six month period ended July 31, 2007, $606,667 was charged to operations.

(b)
On June 2, 2005, the Company issued 2,000,000 shares of common stock to the President of the Company’s subsidiary at $0.01 per share for cash proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. During the year ended January 31, 2007, $1,350,000 was charged to operations. During the six month period ended July 31, 2007, $450,000 was charged to operations.

(c)	Conversion of debentures

Date	Shares	Common Stock	Additional Paid-In Capital
	#	$	$

February 20, 2007	108,923	1	249,999
March 6, 2007	900,000	9	899,991
March 7, 2007	106,696	1	249,999
April 11, 2007	129,333	1	249,999
April 30, 2007	128,939	1	249,999
May 4, 2007	748,000	7	747,993
May 11, 2007	130,494	2	249,999
May 21, 2007	265,041	3	499,997
June 15, 2007	279,002	3	499,997
June 21, 2007	1,102,000	11	1,101,989
June 25, 2007	138,742	1	249,998
June 28, 2007	138,566	1	249,998

Total	4,175,736	41	5,499,958

(d)
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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

10.	Common Stock (continued)

(e)	On June 26, 2007, the Company issued 50,000 shares of common stock at a fair value of $108,500 for investor relation services rendered.

11.	Stock Options

Effective August 5, 2005, the Company approved the 2005 Incentive Stock Plan (the “Plan”) to issue up to 2,000,000 shares of common stock. Pursuant to the Plan, stock options vest 20% upon granting and 20% every six months. As at July 31, 2007, the Company had 220,000 stock options available for granting pursuant to the Plan. The Plan allows for the granting of stock options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

The weighted average grant date fair value of stock options granted during the six month periods ended July 31, 2007 and 2006 was $1.93 and $3.10, respectively. No stock options were exercised during the six month periods ended July 31, 2007 and 2006. During the six month period ended July 31, 2007 and 2006, the Company recorded stock-based compensation of $988,447 and $1,331,825, respectively, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, January 31, 2007	1,630,000	3.31

Granted	150,000	2.19

Outstanding, July 31, 2007	1,780,000	3.22	3.51	ំ

Exercisable, July 31, 2007	1,214,000	3.35	3.36	ំ

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Period Ended July 31, 2007	Period Ended July 31, 2006

Expected dividend yield	0%	0%
Expected volatility	135%	178%
Expected life (in years)	5.0	2.5
Risk-free interest rate	4.53%	4.56%

As at July 31, 2007, there was $1,488,223 (January 31, 2007 - $2,187,094) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 10 months. The total fair value of shares vested during the periods ended July 31, 2007 and 2006 was $988,447 and $1,331,825, respectively.

A summary of the status of the Company’s nonvested shares as of July 31, 2007, and changes during the period ended July 31 2007, is presented below:

Nonvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value $

Nonvested at January 31, 2007	782,000	2.80

Granted	150,000	1.93
Forfeited	ំ	ំ
Vested	(366,000)	2.70

Nonvested at July 31, 2007	566,000	2.63

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

12.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, January 31, 2006	7,250,000	1.69
Expired	(1,250,000)	5.00

Balance, January 31, 2007 and July 31, 2007	6,000,000	1.00

As at July 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$ 1.00	June 15, 2008

13.	Commitment

On February 28, 2007, the Company entered into a lease agreement commencing May 1, 2007 for office premises for a 6 year term expiring May 1, 2013. Annual rent under the new lease is payable at $176,445 (Cdn$207,680) for the first three years and $183,062 (Cdn$215,468) for the remaining three years. The Company must also pay its share of building operating costs and taxes. During the six months ended July 31, 2007, the Company paid rent expense of $77,141 (2006 - $22,682). Future minimum lease payments over the next five fiscal years are as follows:

2008	$90,000
2009	179,000
2010	179,000
2011	179,000
2012	179,000

$806,000

14.	Segment Disclosures

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

15.	Subsequent Event

In August 2007, the Company granted 1,100,000 stock options to employees and consultants exercisable at $2.00 per share with an expiry five years from issuance pursuant to the 2007 Incentive Stock Plan.

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

The changeover from a mining to an oil and gas exploration company has taken place over the past two years, during one of the strongest markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil and natural gas (Henry Hub Nymex), currently, as compared to the past, is as follows:

Although these strong commodity prices have resulted in extremely competitive conditions for the supply of products and services for exploration companies, our outlook remains positive. Despite these strong fundamentals, it should be noted that significant short term fluctuations in North American natural gas prices have occurred based upon seasonal weather patterns and gas storage levels. It should also be noted that actual prices received for oil and gas are typically less than the WTI and Henry Hub prices, respectively. This discount varies from time to time and is based on location, quality and other factors.

Plan of Operations

Since our inception, we have had the opportunity to screen various projects in a variety of geographic locations with numerous potential joint venture partners. The project areas outlined below were carefully selected based on our belief in balancing overall project risk against potential project returns and the anticipated time horizons required to achieve such returns. The three core project areas (Canadian Shale, Fayetteville Shale and Rocky Mountain Conventional Programs) represent distinctive exploration opportunities. In conjunction with our joint venture partners, we intend to execute our operating plan in order to realize the full value of the initial land base that has been established. The remaining two project areas (Barnett Shale and Western Canadian Programs) are currently designated as non-core due to existing market conditions related to land acquisition costs, drilling costs and completion costs.

Eastern Canada - Canadian Shale Gas Program

Over the last 18 months, a multi-disciplined geoscience team has screened prospective basins in Eastern Canada. The screening process includes an assessment of the geologic history for a given area, estimates of pressure and temperature profiles and a determination of the ability to fracture stimulate a prospective shale package.

As a direct result of implementing this strategy, we have executed a farm-in agreement with a Canadian company to pursue a shale gas opportunity in Eastern Canada. The project covers approximately 68,000 gross acres and we believe it to be located in a favorable geological setting based on technical work performed to date and drilling activity in the area. Additional laboratory measurements will be taken on core samples and drill cuttings, which are available from previously drilled conventional wells. We will be entitled to earn an average 70% working interest in the block subsequent to the acquisition and evaluation of a seismic program and then electing to drill a test well no later than December 31, 2008.

In addition, we have committed to another project located in the Windsor Area of Nova Scotia, Canada covering approximately 516,000 gross acres. Based on an extensive screening process and technical work performed to date, this area is also believed to be located in a highly favorable geological setting. Additional laboratory measurements have been taken on core samples and drill cuttings which are available from previously drilled conventional wells. We will be entitled to earn an average 70% working interest in the block subsequent to drilling a test well no later than September 15, 2008.

The first Nova Scotia test well has spudded in late August 2007. Our current Windsor Basin exploration program is estimated to cost approximately $8.2 million.

A drilling rig has been contracted and drilling has commenced on the first of two vertical wells in the Windsor Basin. Both wells are expected to be drilled to a depth of approximately 4,500 to 5,000 feet and drilling should be complete by early October. These wellsite locations were chosen based upon the geological work indicated above and the close proximity to a conventional well drilled in 1975. During the drilling of these two wells, we will perform extensive coring and logging.

In addition to the two vertical wells, we are planning to acquire a 25 square mile 3-D and a 30 mile 2-D seismic program in order to further define the Horton Shale over a select area of the land block. The seismic program is currently in the permitting and field logistics phase and is expected to be acquired this fall. Processing of the data is scheduled to occur over the winter months.

We will develop a hydraulic fracture stimulation program for the two wells once the analysis of the core samples, logs, and other tests have been completed. Completion and flow testing of both wells is anticipated to occur in the fourth quarter of our fiscal year. The technical evaluation of the drilling, coring, seismic and completion programs will allow our exploration team to quantify the gas in place estimates. These results will then be reviewed and verified by independent industry experts by the end of our fiscal year.

Arkoma Basin Arkansas - Fayetteville Shale Program

We originally committed $16 million to a joint venture in the Fayetteville Shale of the Arkoma Basin with Kerogen Resources. We and Kerogen have equal 50% working interest positions in approximately 20,000 gross acres leased to date in Conway and Faulkner Counties. A measured pace of additional leasing is planned to complement the 2007 drilling program. As at July 31, 2007, we had advanced approximately $7.9 million to fund our share of land costs, $1.8 million for seismic and an additional $3.0 million to fund our share of costs related to the first vertical well.

The first vertical test well of the Fayetteville joint venture reached its targeted depth of 8,300 feet on April 4, 2007. Drill cuttings and other samples were taken from the well and sent in for further lab work and analysis. Concurrent with the first drilling operation, a new multi-component 3-D seismic survey had also commenced. The seismic survey was shot over approximately half of the 24 square mile target area and sent for processing in April 2007. Depending on the results of the seismic program, the vertical test well and leasing of additional acreage, we may initiate a horizontal drilling program.

States of Colorado, Montana and Wyoming - Rocky Mountain Program

We have embarked on a joint venture with Hunter Energy LLC of Denver, Colorado. We made an initial commitment to participate in the drilling of three projects. We have a 25% working interest in the three Hunter Energy projects. The project areas are geographically located in northwestern Colorado, southwestern Wyoming, and northern Montana. The gross acreage position in the three areas is approximately 77,000 acres. We have advanced approximately $3.5 million dollars in land, prospect fees and drilling costs relating to this project.

Although the initial test well in Colorado was not successful, plans for this project include working with area operators to continue the exploration program. Drilling on the Wyoming project is expected to commence in the fourth quarter of calendar 2007 and the Montana project is anticipated to commence in early to mid 2008 with consideration being given to service industry equipment availability and prevailing short-term winter weather conditions. It is anticipated that our share of costs to drill these two wells will be approximately $1.4 million.

Greater Fort Worth Basin Texas - Barnett Shale Program (non-core project)

We acquired a 30% working interest position in a five-county joint venture program with Kerogen. Approximately 13,000 gross acres have been leased. As of July 31, 2007, we have expended approximately $2.5 million in prospect fees, land costs and, geological and geophysical expenditures. In July 2007, we received proceeds of $984,000 from the sale of our working interest position in approximately 12,100 gross acres held by the joint venture group mentioned above. Our investment in this land position was approximately $1.9 million. The acreage sold was undeveloped land and not the area containing our active well positions.

During 2006, we participated in four lower working interest (approximately 6%) horizontal wells (one in Johnson County and three in Hill County). The four wells are currently producing at various rates. The operator of these wells has commenced voluntary bankruptcy proceedings. As a result, we have not received our monthly production revenue since January 2007, however the amounts owing to us have been set aside by the bankruptcy trustee in a separate bank account. In addition, we continue to receive monthly statements detailing our share of production revenue and related production royalties and operating expenses. We have spent approximately $1.1 million on drilling and completing these four wells.

In late 2006, we participated in four Barnett Shale gas wells with working interests ranging between 11% and 15%. We have commenced production from two of the first four horizontal wells (Hood County) and the other two wells (Parker County) have been drilled and are awaiting a pipeline tie-in prior to completion. We have spent approximately $1.8 million on these four wells to date.

Alberta Canada Deep Basin - Western Canadian Program (non-core project)

We originally licensed a 120 square mile seismic data set, at a cost of approximately $1.3 million, to assist in the generation of the most prospective drilling sites. To date, we have access to thirty-one sections of land (approximately 22,000 gross acres), which are in various stages of earning with a number of joint venture partners.

We have participated in drilling and/or completing eight Deep Basin wells at a total cost of approximately $8.5 million net to us. These eight wells were drilled as part of four different joint ventures with varying working interests.

We have commenced production from two of three wells drilled in the late 2006 in the Alberta Deep Basin. The first well located in the Kakwa Area has been tested at a facility restricted rate of 3.6 mmcfpd or 600 BOED (barrels of oil equivalent per day). We paid 20% of the well costs for an 18% interest before payout (and 12% after payout) in this well. Due to restricted plant capacity this well is not expected to commence full production until the fourth quarter of calendar 2007. The second well is located in the Wapiti Area and we have an approximate 35% working interest in this well. Subsequent to completion, the well was connected to a nearby pipeline and initial production rates ranged from 0.4 to 0.6 mmcfpd or 60 to 100 BOED. The third well was also drilled in the Wapiti Area and we have a 50% interest in this well that was testing the Cadomin and Falher zones. The Cadomin zone was completed but tested wet and the Falher zone tested gas but at rates that were uneconomic to tie-in this past winter season.

Of the remaining five wells drilled by us prior to this past winter, one of the wells drilled in late 2005 tested fresh water, with no natural gas present. Another well tested gas but at rates that that were uneconomic to warrant a pipeline tie-in based on today’s natural gas pricing environment. The final three wells were taken over by a new operator during mid 2006 and we are waiting for the new operator to propose a potential completion strategy for these wells.

Results of Operations for the three and six months ended July 31, 2007 compared to the three and six months ended July 31, 2006

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended July 31,		Six Months Ended July 31,
		2007	2006	2007	2006
Barnett Shale in Texas, USA	Mcfpd	148	-	130	-
Deep Basin in Alberta, Canada	Mcfpd	136	-	86	-
Total Company	Mcfpd	284	-	216	-
Total Company	Boepd	47	-	36	-

Net Operating Results

		Three Months Ended July 31,		Six Months Ended July 31,
		2007	2006	2007	2006
Volumes	Mcf	26,025	-	39,090	-
Price	$/Mcf	5.54	-	6.16	-
Revenue		$144,297	$-	$240,941	$-
Royalties and production expenses		91,154	-	121,517	-
Netback		$53,143	$-	$119,424	$-

For the three and six month periods ended July 31, 2007, we realized $144,297 and $240,941, respectively, in revenue from sales of natural gas and natural gas liquids, as compared to $nil for the comparable periods in 2006. This revenue was the result of production from six small working interest wells located in the Barnett Shale in Texas and two wells located in the Deep Basin of Alberta. Royalties and production expenses related to this revenue totaled $91,154 and $121,517 for the three and six month periods ended July 31, 2007, respectively, as compared to $nil for the comparable periods in 2006.

Depletion, Depreciation and Accretion (“DD&A”) and impairment

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
DD&A - oil and gas properties	$135,721	$-	$211,189	$-
Depreciation - property and equipment	14,834	6,458	21,614	12,238
Total	$150,555	$6,458	$232,803	$12,238
Total per BOE	$34.71	$-	$35.73	$-

Due to the startup of production in the second half of fiscal 2007, depletion on the proven oil and gas properties was calculated and expensed at approximately $35/BOE. Also, a $2,946,000 non-cash impairment loss was booked against proved properties as a result of applying what is commonly called a “ceiling test” under rules prescribed by the U.S. Securities and Exchange Commission for exploration and development companies that use the “full cost” accounting method. These impairment charges relate to the Barnett Shale and Western Canadian programs and were mainly the result of low gas prices, higher costs to drill and complete the wells than anticipated and lower production and reserves than forecasted. Management now considers these assets as non-core.

Unproven property costs of $21,917,224 were excluded from costs subject to depletion in the current three and six month periods.

On July 18, 2007, we sold our 27% interest in 12,100 gross acres in northeast Hill County of Texas for gross proceeds of $983,902. We had incurred land and geological & geophysical costs of $1,929,305 related to this prospect which resulted in an impairment loss of $945,403 being recorded.

General and Administrative (“G&A”)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Salaries, wages and consulting fees	$349,417	$188,260	$623,242	$427,086
Other travel and office expense	617,664	311,660	946,791	624,893
Stock-based compensation	528,078	1,964,777	2,153,614	3,562,145
G&A	$1,495,159	$2,464,697	$3,723,647	$4,614,124

General and administrative expenses have decreased significantly primarily due to decreased stock-based compensation expense mainly as a result of shares issued to our executives that have now been fully recognized.

Convertible debentures

Carrying value of convertible debentures:

	July 31, 2007			January 31, 2007
	Face Value	Discount	Carrying Value	Face Value	Discount	Carrying Value
June 14, 05 convertible debenture	$-	$-	$-	$2,750,000	$515,626	$2,234,374
Dec. 8, 05 convertible debenture	10,500,000	1,212,737	9,287,263	13,250,000	1,697,551	11,552,449
Dec. 28, 05 convertible debenture	10,000,000	4,821,918	5,178,082	10,000,000	6,474,886	3,525,114
Total convertible debentures	$20,500,000	$6,034,655	$14,465,345	$26,000,000	$8,688,063	$17,311,937

Accretion of discounts on convertible debentures:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
June 14, 2005 convertible debenture	$115,626	$637,500	$515,626	$1,668,750
December 8, 2005 convertible debenture	250,106	222,511	484,815	430,350
December 28, 2005 convertible debenture	840,183	840,183	1,652,968	1,652,968
Total accretion of discounts	$1,205,915	$1,700,194	$2,653,409	$3,752,068

Accretion of discounts on convertible debentures deceased in the three and six months periods ended July 31, 2007 compared to the comparable periods of 2006 due primarily to the June 14, 2005 debenture discounts being fully converted during the quarter.

Interest expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
June 14, 2005 convertible debenture	$(23,878)	$86,094	$18,918	$177,930
December 8, 2005 convertible debenture	141,233	167,123	297,911	289,041
December 28, 2005 convertible debenture	189,041	189,041	371,918	371,918
Total interest expense	$306,396	$442,258	$688,747	$838,889

Interest expense deceased in the three and six months periods ended July 31, 2007 compared to the comparable periods of 2006 due primarily to the June 14, 2005 debenture discounts being fully converted during the quarter.

Liquidity and Capital Resources

As at July 31, 2007, we had working capital of $12,251,389. For the six months ended July 31, 2007, we had net cash outflow from operating activities of $1,344,843. Cash used in investing activities totaled $6,474,503 for the six months ended July 31, 2007, which was used to fund our share of costs relating to the first vertical well drilled in Fayetteville Shale Project in the Arkoma Basin, acquiring additional land and 3-D seismic in Fayetteville Shale Project, as well as the remaining capital commitments for the three Deep Basin gas wells drilled in Alberta during the winter of the prior year. Cash provided by financing activities totaled $19,308,006 for the six months ended July 31, 2007. On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000.

We expect significant capital expenditures during the next 12 months for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We believe we have sufficient funds to conduct our operations for the balance of fiscal 2008. If additional financing is required, there can be no assurance that it will be available in amounts or on terms acceptable to us, if at all.

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

The convertible debenture was due and payable on June 10, 2007. On or prior to June 10, 2007, all of the convertible debentures were converted into shares of common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

December 8, 2005 Secured Convertible Debenture Financing

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners, L.P.), an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

•	$5,000,000 was disbursed on December 8, 2005;

•	$5,000,000 was disbursed on January 17, 2006; and

•	$5,000,000 was disbursed on June 1, 2006.

As of September 7, 2007, $4,500,000 of the debenture had been converted into 2,369,072 shares of common stock and $10,500,000 remained outstanding.

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of September 7, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $1.4367 and, therefore, the conversion price for the secured convertible notes was $1.29303. Based on this conversion price, the $10,500,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 8,120,462 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

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

In connection with the Securities Purchase Agreement dated December 8, 2005, we granted the investor registration rights. We were obligated to use our best efforts to cause the registration statement to be declared effective no later than June 30, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold. In the event of a default of our obligations under the Registration Rights Agreement, including if the registration statement is not declared effective by June 30, 2006, we are required pay to YA Global Investments, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. The registration statement was declared effective on May 25, 2006.

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

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006. As of September 7, 2007, $10,000,000 of the issued debentures were outstanding and none had been converted.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of July 31, 2007, we had two countries with proven reserves. For our proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, discounted at 10%, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties (adjusted for related income tax effects).

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, “Risk Factors,” of the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2007, other than to update certain financial information as of and for the three and/or six months ended July 31, 2007 regarding the following risk factors.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $18,338,534 and $8,244,758 for the years ended January 31, 2007 and 2006, respectively. For the six months ended July 31, 2007, we incurred a net loss of $10,906,272. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of September 7, 2007, we had 37,113,602 shares of common stock issued and outstanding, secured convertible debentures issued on December 8, 2005, January 17, 2006 and June 1, 2006 outstanding that may be converted into 8,620,902 shares of common stock based on current market prices, convertible debentures issued on December 28, 2005 and January 23, 2006 outstanding that may be converted into 2,500,000 shares of common stock, and outstanding warrants to purchase 6,000,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible debentures issued to YA Global Investments on December 8, 2005, January 17, 2006 and June 1, 2006 is essentially limitless. The following is an example of the number of shares of our common stock that are issuable, upon conversion of our $10,500,000 remaining face amount of secured convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of September 7, 2007 of $1.60.

		With	Number	% of
% Below	Price Per	Discount	of Shares	Outstanding
Market	Share	at 10%	Issuable	Stock
25%	$1.20	$1.08	9,722,223	20.76%
50%	$0.80	$0.72	14,583,334	28.21%
75%	$0.40	$0.36	29,166,667	44.01%

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

In December 2005, we entered into three securities purchase agreements for the sale of an aggregate of $25,000,000 principal amount of convertible debentures, secured and unsecured. The $15,000,000 in secured convertible debentures, of which $10,500,000 remained outstanding as of September 7, 2007, are due and payable, with 5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Additionally, the $10,000,000 in convertible debentures, which all remained outstanding as of September 7, 2007, are due and payable, with 7.5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, secured and unsecured, including default interest rate on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures, secured and unsecured, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we were required to repay the convertible debentures, secured and unsecured, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

On June 4, 2007, we issued 300,000 shares of common stock upon conversion of $300,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On June 6, 2007, we issued 802,000 shares of common stock upon conversion of $802,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On June 13, 2007, we issued 279,002 shares of common stock upon conversion of $500,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On June 21, 2007, we issued 138,742 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On June 26, 2007, we issued 50,000 shares of common stock to Torrey Hills Capital for investor relations serviced provided to us. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On June 28, 2007, we issued 138,566 shares of common stock upon conversion of $250,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits
4.1	2007 Incentive Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: September 14, 2007	By: /s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: September 14, 2007	By: /s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)