Form 10-Q
period 2007-10-31
Triangle Petroleum Corp
filed 2007-12-11
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2007

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

As of December 6, 2007, there were 46,744,530 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Consolidated balance sheets at October 31, 2007 (unaudited) and January 31, 2007	3

		Consolidated statements of operations for the three and nine months ended October 31, 2007 and 2006 and accumulated from December 11, 2003 (date of inception) to October 31, 2007 (unaudited)	4

		Consolidated statements of cash flows for the nine months ended October 31, 2007 and 2006 (unaudited)	5

		Notes to unaudited consolidated financial statements	6 - 18

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	34
	ITEM 1A	Risk factors	34
	ITEM 2	Unregistered sales of equity securities and use of proceeds	35
	ITEM 3	Defaults upon senior securities	35
	ITEM 4	Submission of matters to a vote of security holders	35
	ITEM 5	Other information	35
	ITEM 6	Exhibits	35

	SIGNATURES		36

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2007 $	January 31, 2007 $
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	9,343,940	5,798,982
Prepaid expenses (Note 3)	847,408	2,519,009
Other receivables	1,064,343	344,342

Total Current Assets	11,255,691	8,662,333

Debt Issue Costs, net	575,417	916,353

Property and Equipment (Note 4)	72,291	67,091

Oil and Gas Properties (Note 5)	28,045,769	21,101,495

Total Assets	39,949,168	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,284,914	4,199,961
Accrued interest on convertible debentures	2,474,348	2,095,989
Accrued liabilities (Note 6)	1,939,570	466,112
Convertible debentures, current portion (Note 8(a))	—	2,234,374

Total Current Liabilities	8,698,832	8,996,436

Asset Retirement Obligations (Note 7)	419,365	90,913

Convertible Debentures, less unamortized discount of $4,944,351 and $8,688,063 (Note 8)	14,805,649	15,077,563

Total Liabilities	23,923,846	24,164,912

Contingencies and Commitments (Notes 1 and 12) Subsequent Events (Note 14)

Stockholders’ Equity

Common Stock (Note 9) Authorized: 100,000,000 shares, par value $0.00001 Issued: 37,704,805 shares (January 31, 2007 - 22,475,866 shares)	377	225

Additional Paid-In Capital	61,837,941	33,213,108

Deficit Accumulated During the Exploration Stage	(45,812,996)	(26,630,973)

Total Stockholders’ Equity	16,025,322	6,582,360

Total Liabilities and Stockholders’ Equity	39,949,168	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to October 31,	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue, net of royalties	439,201	191,632	24,540	384,859	24,540

Operating Expenses

Oil and gas production	220,199	146,396	—	220,199	—
Depletion, depreciation and accretion	428,113	151,327	7,590	391,884	19,828
Depreciation - property and equipment	62,036	9,178	24,375	30,792	24,375
General and administrative	17,561,952	1,717,907	1,634,772	5,252,439	6,270,152
Foreign exchange loss (gain)	584,230	467,707	9,170	627,454	(12,086)
Impairment loss on oil and gas properties	10,795,341	4,604,726	1,041,852	8,496,129	1,086,789

Total Operating Expenses	29,651,871	7,097,241	2,717,759	15,018,897	7,389,058

Net Loss from Operations	(29,212,670)	(6,905,609)	(2,693,219)	(14,634,038)	(7,364,518)

Other Income (Expenses)

Accretion of discounts on convertible debentures	(13,752,704)	(1,090,303)	(1,918,279)	(3,743,712)	(5,670,347)
Amortization of debenture issue costs	(804,584)	(109,584)	(117,707)	(340,937)	(294,097)
Interest expense	(3,102,407)	(317,671)	(448,248)	(1,006,418)	(1,287,136)
Interest income	1,091,840	147,416	166,201	543,082	444,957

Total Other Income (Expenses)	(16,567,855)	(1,370,142)	(2,318,033)	(4,547,985)	(6,806,623)

Net Loss Before Discontinued Operations	(45,780,525)	(8,275,751)	(5,011,252)	(19,182,023)	(14,171,141)

Discontinued Operations	(32,471)	—	—	—	—

Net Loss for the Period	(45,812,996)	(8,275,751)	(5,011,252)	(19,182,023)	(14,171,141)

Net Loss Per Share

Basic and Diluted		(0.22)	(0.24)	(0.55)	(0.70)

Weighted Average Number of Shares Outstanding		37,345,000	20,716,000	34,699,000	20,107,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,
	2007	2006
	$	$

Operating Activities

Net loss	(19,182,023)	(14,171,141)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	3,743,712	5,670,347
Amortization of debt issue costs	340,937	294,097
Depletion, depreciation and accretion	391,884	24,375
Depreciation - property and equipment	30,792	19,828
Impairment loss on oil and gas properties	8,496,129	1,086,789
Stock-based compensation	3,066,979	4,670,481

Changes in operating assets and liabilities:

Prepaid expenses	(7,746)	(191,922)
Other receivables	(619,287)	(251,996)
Accounts payable	48,305	1,038,261
Accrued interest on convertible debentures	378,359	1,287,135
Accrued liabilities	123,966	(594,169)
Due to related parties	—	2,138

Net Cash Used in Operating Activities	(3,187,993)	(1,115,777)

Investing Activities
Purchase of property and equipment	(35,992)	(23,088)
Oil and gas property expenditures	(16,487,736)	(11,194,598)
Proceeds received from sale of oil and gas properties	983,902	—

Changes in investing assets and liabilities	2,964,771	—

Net Cash Used in Investing Activities	(12,575,055)	(11,217,686)

Financing Activities
Proceeds from issuance of common stock	20,824,000	—
Common stock issuance costs	(1,515,994)	—
Proceeds from issuance of convertible debentures	—	5,000,000
Convertible debentures issuance costs	—	(425,000)

Net Cash Provided from Financing Activities	19,308,006	4,575,000

Increase in Cash and Cash Equivalents	3,544,958	7,758,463

Cash and Cash Equivalents - Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents - End of Period	9,343,940	9,635,959

Non-cash Investing and Financing Activities:

Common stock issued for conversion of debentures	6,250,000	2,400,000

Supplemental Disclosures:

Interest paid	628,058	—
Income taxes paid	—	—

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

The Company is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. It has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. The Company has incurred losses of $45,812,996 since inception on December 11, 2003 to October 31, 2007. The Company issued $26,000,000 and $5,000,000 of convertible debentures during the year ended January 31, 2006 and January 31, 2007, respectively. During the nine month period ended October 31, 2007, the Company issued 10,412,000 shares of common stock for net proceeds of $19,308,006. The Company’s oil and gas capital expenditures for fiscal 2008 are expected to be approximately $23,000,000. In the nine months ended October 31, 2007, the Company’s oil and gas capital expenditures were $16,487,736, leaving an estimated $6,500,000 of capital expenditures to be incurred during the three months ended January 31, 2008. As at October 31, 2007, the Company had cash and cash equivalents of $9,343,940 and working capital of $2,556,859.

The Company will have to raise additional funds to complete the exploration and development phase of its programs and, while it has been successful in doing so in the past, there can be no assurance that it will be able to do so in the future. The continuation of the Company as a going concern for a period longer than the current fiscal year is dependent upon the ability of the Company to obtain necessary additional funds to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended October 31, 2007 and 2006. The results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the proved reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses the unproven properties at least annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the unproven property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, comparable leasehold sales and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At October 31, 2007, the Company had no material uncertain tax positions.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 22,215,000 as of October 31, 2007.

n)	Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, other receivables, accounts payable, accrued interest on convertible debt and accrued liabilities approximate their carrying values due to the relatively short maturity of these instruments. The fair value of convertible debentures are estimated to approximate their carrying values based on borrowing rates currently available to the Company for debt with similar terms.

o)	Concentration of Risk

The Company does not believe that it is exposed to interest rate risk. The Company maintains its cash accounts in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts consist of uninsured and insured business checking accounts and deposits maintained principally in U.S. dollars. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. As at October 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

p)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

q)	Stock-Based Compensation

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

r)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

s)	Recently Adopted Accounting Pronouncements

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

t)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Prepaid Expenses

The components of prepaid expenses are as follows:

	October 31, 2007 $	January 31, 2007 $

Office space deposit	24,702	—
Prepaid insurance	71,842	151,086
Prepaid joint-venture exploration costs	688,578	2,367,923
Professional and consulting services	32,376	—
Royalty deposit	23,088	—
Software subscriptions	6,822	—

Total prepaid expenses	847,408	2,519,009

4.	Property and Equipment

	October 31, 2007			January 31, 2007
	Cost $	Accumulated Depreciation $	Net Carrying Value $	Net Carrying Value $

Computer hardware	69,708	32,494	37,214	31,906
Furniture and equipment	48,273	15,312	32,961	25,164
Geophysical software	8,000	5,884	2,116	5,086
Leasehold improvements	7,927	7,927	—	4,935

Total	133,908	61,617	72,291	67,091

5.	Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	October 31, 2007	January 31, 2007
	$	$

Proved Properties
Exploration costs	13,661,354	2,965,420
Less:
Accumulated depletion	(387,303)	(36,229)
Impairment costs	(10,795,341)	(2,299,212)

	2,478,710	629,979

Unproven Properties
Acquisition costs	10,795,922	14,405,798
Exploration costs	14,771,137	6,065,718
	25,567,059	20,471,516

Net Carrying Value	28,045,769	21,101,495

All of the Company’s oil and gas properties are located in the United States and Canada. The Company is currently participating in oil and gas exploration activities in Arkansas, Montana, Wyoming and Texas, USA, and Nova Scotia and New Brunswick, Canada.

(a)
On July 18, 2007, the Company sold its 27% interest in 12,100 gross acres in northeast Hill County of Texas for gross proceeds of $983,902. The Company had incurred unproven land and geological and geophysical costs of $1,929,305 related to this prospect which resulted in a $945,403 non-cash impairment being recognized in the three months ended July 31, 2007.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

(b)
As at July 31, 2007, the Company’s proved property costs exceeded the ceiling test limitation which resulted in a $2,946,000 non-cash impairment loss being recognized in the three months ended July 31, 2007.

(c)
During 2007, the Company’s unproven properties in Alberta were considered impaired. As a result, the unproven property costs were no longer eligible to be classified as unproven property costs under full cost accounting. As such, they were reclassified to the proved property costs at October 31, 2007 resulting in the ceiling test limitation to be exceeded and a $4,604,726 non-cash impairment loss being recognized in the three months ended October 31, 2007.

(d)	The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	October 31, 2007 $	January 31, 2007 $

Alberta	—	6,154,643
East Coast (Nova Scotia and New Brunswick)	8,018,366	654,159

Canada	8,018,366	6,808,802

Arkansas	14,297,692	7,569,101
Rocky Mountains (Colorado, Montana, Wyoming)	2,548,245	2,187,391
Texas	702,756	3,906,222

United States	17,548,693	13,662,714

Total unproven acquisition and exploration costs	25,567,059	20,471,516

6.	Accrued Liabilities

The components of accrued liabilities are as follows:

	October 31, 2007 $	January 31, 2007 $

Oil and gas expenditures	1,939,570	466,112

7.	Asset Retirement Obligations

	October 31, 2007 $	January 31, 2007 $

Beginning asset retirement obligations	90,913	33,000
Additions related to new properties	—	—
Liabilities incurred	261,180	58,186
Deletions related to property disposals	—	—
Accretion	38,018	1,467
Increase (decrease) due to foreign exchange	29,254	(1,740)

Total asset retirement obligations	419,365	90,913

The Company is required to recognize an estimated liability for future costs associated with the abandonment of its oil and gas properties including without limitation the costs of reclamation of drilling sites, storage and transmission facilities and access roads. The Company bases its estimate of the liability on management’s industry experience and on its current understanding of federal and state regulatory requirements. The present value calculations requires an estimate of the economic lives of the Company’s properties, assumptions of future inflation rates to apply to external estimates and the determination of the credit-adjusted risk-free rate. The estimated asset retirement obligations are reflected in depreciation, depletion and accretion calculations over the remaining life of the oil and gas properties.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,666,667 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,333,333 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a debenture with a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the respective convertible debenture of $378,722 was charged to accretion expense. During the year ended January 31, 2007, debentures with a principal amount of $2,350,000 were converted into 2,350,000 shares of common stock. The unamortized discount on the respective convertible debentures of $1,049,247 was charged to accretion expense. During the nine month period ended October 31, 2007, debentures with a principal amount of $2,750,000 was converted into 2,750,000 shares of common stock. The unamortized discount on the respective convertible debenture of $151,815 was charged to accretion expense. As at October 31, 2007, all of these $6,000,000 convertible debentures have been converted into common stock of the Company. On June 21, 2007, accrued interest of $628,058 was paid.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,697,057 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible debentures. During the year ended January 31, 2007, debentures with a principal amount of $1,750,000 were converted into 943,336 shares of common stock. The unamortized discount on the respective convertible debentures of $48,980 was charged to accretion expense. During the nine month period ended October 31, 2007, debentures with a principal amount of $3,500,000 were converted into 2,016,939 shares of common stock. The unamortized discount on the respective convertible debentures of $89,526 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $9,750,000 to maturity. To October 31, 2007, accrued interest of $1,120,240 (January 31, 2007 - $693,699) has been included in accrued liabilities. To October 31, 2007, accumulated accretion of $1,734,428 (January 31, 2007 - $1,697,551) has increased the carrying value of the convertible debentures to $8,787,384 (January 31, 2007 - $11,552,449).

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $6,609,128 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $3,390,872 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company will record further interest expense over the term of the Convertible Debentures of $10,000,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To October 31, 2007, accrued interest of $1,354,108 (January 31, 2007 - $793,150) has been included in accrued liabilities, and accumulated accretion expense of $6,018,265 (January 31, 2007 - $3,525,114) increased the carrying value of the convertible debentures to $6,018,265 (January 31, 2007 - $3,525,114).

9.	Common Stock

	Shares	Common Stock	Additional Paid-In Capital
		$	$

January 31, 2006	19,182,530	192	27,623,110
Conversion of debentures	3,293,336	33	4,239,912
Stock based compensation	—	—	1,338,686
Donated capital	—	—	11,400
January 31, 2007	22,475,866	225	33,213,108
Conversion of debentures (c)	4,766,939	47	6,249,953
Private placement (d)	10,412,000	104	20,823,896
Issuance costs (d)	—	—	(1,515,994)
Investor relations services (e)	50,000	1	108,499
Stock-based compensation (a, b and Note 10)	—	—	2,958,479
October 31, 2007	37,704,805	377	61,837,941

(a)
On May 16, 2005, the Company issued 4,000,000 shares of common stock to the President of the Company at $0.01 per share for proceeds of $40,000. As the shares were issued for below fair value, a discount on the issuance of shares of $4,160,000 was recorded as deferred compensation. During the year ended January 31, 2007, $2,080,000 was charged to operations. During the nine month period ended October 31, 2007, $606,667 was charged to operations.

(b)
On June 2, 2005, the Company issued 2,000,000 shares of common stock to the President of the Company’s subsidiary at $0.01 per share for proceeds of $20,000. As the shares were issued for below fair value, a discount on the issuance of shares of $2,700,000 was recorded as deferred compensation. During the year ended January 31, 2007, $1,350,000 was charged to operations. During the nine month period ended October 31, 2007, $450,000 was charged to operations.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

9.	Common Stock (continued)

(c)
During the nine months period ended October 31, 2007, the Company issued 4,766,939 shares of common stock upon the conversion of $6,250,000 of convertible notes. The date of issuance is shown on the table below.

Date	Shares	Common Stock	Additional Paid-In Capital	Total
	#	$	$	$

February 20, 2007	108,923	1	249,999	250,000
March 6, 2007	900,000	9	899,991	900,000
March 7, 2007	106,696	1	249,999	250,000
April 11, 2007	129,333	1	249,999	250,000
April 30, 2007	128,939	1	249,999	250,000
May 4, 2007	748,000	7	747,993	748,000
May 11, 2007	130,494	2	249,999	250,000
May 21, 2007	265,041	3	499,997	500,000
June 15, 2007	279,002	3	499,997	500,000
June 21, 2007	1,102,000	11	1,101,989	1,102,000
June 25, 2007	138,742	1	249,998	250,000
June 28, 2007	138,566	1	249,999	250,000
September 25, 2007	591,203	6	749,994	750,000
Total	4,766,939	47	6,249,953	6,250,000

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

(e)	On June 26, 2007, the Company issued 50,000 shares of common stock at a fair value of $108,500 for investor relation services rendered.

10.	Stock Options

Effective August 5, 2005, the Company approved the 2005 Incentive Stock Plan (the “2005 Plan”) to issue up to 2,000,000 shares of common stock. Pursuant to the 2005 Plan, stock options vest 20% upon granting and 20% every six months. As at October 31, 2007, the Company had 320,000 stock options available for granting pursuant to the 2005 Plan. The 2005 Plan allows for the granting of stock options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

Effective August 17, 2007, the Company approved the 2007 Incentive Stock Plan (the “2007 Plan”) to issue up to 2,000,000 shares of common stock. Pursuant to the 2007 Plan, stock options vest 20% upon granting and 20% every six months. As at October 31, 2007, the Company had 1,300,000 stock options available for granting pursuant to the 2007 Plan. The 2007 Plan allows for the granting of stock options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

The weighted average grant date fair value of stock options granted during the nine month periods ended October 31, 2007 and 2006 was $1.21 and $2.96 per share, respectively. No stock options were exercised during the nine month periods ended October 31, 2007 and 2006. During the nine month period ended October 31, 2007 and 2006, the Company recorded stock-based compensation of $1,901,812 and $2,097,981, respectively, as general and administrative expense.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

10.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, January 31, 2007	1,630,000	3.31

Granted	1,250,000	2.02
Forfeited	(500,000)	3.14

Outstanding, October 31, 2007	2,380,000	2.67	3.93	—

Exercisable, October 31, 2007	1,280,000	3.16	3.31	—

The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Month Period Ended October 31, 2007

Expected dividend yield	0%
Expected volatility	129%
Expected life (in years)	2.5
Risk-free interest rate	4.39%

As at October 31, 2007, there was $1,520,844 (January 31, 2007 - $2,187,094) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2005 Plan and 2007 Plan which are expected to be recognized over a weighted-average period of 20 months. The total fair value of shares vested during the nine months ended October 31, 2007 and 2006 was $1,901,812 and $2,097,981, respectively.

A summary of the status of the Company’s nonvested shares as of October 31, 2007, and changes during the nine month period ended October 31, 2007, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value $

Nonvested at January 31, 2007	782,000	2.80

Granted	1,250,000	1.21
Forfeited	(120,000)	2.35
Vested	(812,000)	2.34

Nonvested at October 31, 2007	1,100,000	1.38

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, January 31, 2007 and October 31, 2007	6,000,000	1.00

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

11.	Share Purchase Warrants (continued)

As at October 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$ 1.00	June 15, 2008

12.	Commitments

On February 28, 2007, the Company entered into a lease agreement commencing May 1, 2007 for office premises for a 6 year term expiring May 1, 2013. Annual rent under the new lease is payable at $219,829 (Cdn$207,680) for the first three years and $228,073 (Cdn$215,468) for the remaining three years. The Company must also pay its share of building operating costs and taxes. During the nine months ended October 31, 2007, the Company paid rent expense of $139,304 (2006 - $39,680). Future minimum lease payments over the next five fiscal years are as follows:

2008	$55,000
2009	220,000
2010	220,000
2011	220,000
2012	220,000

$935,000

13.	Segment Disclosures

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

14.	Subsequent Events

a)
Subsequent to October 31, 2007, the Company received notices of conversion to issue 3,039,725 shares of common stock for the conversion of convertible debentures with an aggregate principal amount of $3,649,860.

b)
Subsequent to October 31, 2007, the Company received proceeds of $6,000,000 related to the exercise of all 6,000,000 share purchase warrants which resulted in the issuance of 6,000,000 shares of common stock.

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

Eastern Canada - Canadian Shale Gas Program

Over the last 21 months, a multi-disciplined geoscience team has screened prospective basins in Eastern Canada. The screening process includes an assessment of the geologic history for a given area, estimates of pressure and temperature profiles and a determination of the ability to fracture stimulate a prospective shale package. As a direct result of implementing this strategy, we have executed two farm-in agreements with a Canadian company to pursue two shale gas opportunities in Eastern Canada.

The first project covers approximately 68,000 gross acres in the Moncton sub-basin of New Brunswick, Canada. We are entitled to earn a 70% working interest in the block subsequent to the acquisition and evaluation of a seismic program and then electing to drill a test well no later than December 31, 2008. We believe this acreage to be located in a favorable geological setting based on technical work performed to date and drilling activity in the area. Additional laboratory measurements will be taken on core samples and drill cuttings, which are available from previously drilled conventional wells, to select our first drilling location.

The second agreement covers approximately 516,000 gross acres in the Windsor Area of Nova Scotia, Canada. We are entitled to earn a 70% working interest in the block subsequent to drilling and completing a test well no later than September 15, 2008. Based on an extensive screening process and technical work performed to date, this area is also believed to be located in a highly favorable geological setting. Our current Windsor Basin exploration program is estimated to cost approximately $11 million. Laboratory measurements were taken on core samples and drill cuttings which are available from previously drilled conventional wells and two drilling locations were selected. The following is a summary of the two wells drilled in the Company's Windsor Basin land block.

The first well, Kennetcook #1, reached a total depth of 4,390 feet and was rig released on September 15, 2007 after running casing to total depth. Kennetcook #1 is located 25 miles west of the community of Truro, Nova Scotia. This well was extensively cored over an interval of 1,150 feet. Based upon the preliminary log analysis and lab work, the primary zone of interest is approximately 350 feet thick and the secondary zone of interest is approximately 260 feet thick. Advanced well log data was acquired on this well and the data was integrated with the special core measurements performed by service companies with extensive unconventional shale gas expertise.

The second well, Kennetcook #2, reached a total depth of 6,350 feet and was rig released on October 13, 2007 after running casing to total depth. Kennetcook #2 is located approximately two miles north-west of Kennetcook #1 and was cored over an interval of 430 feet. Similar logging programs to Kennetcook #1 were performed and the integration with shale gas laboratory measurements was performed. Based upon preliminary log analysis, the primary shale zone in Kennetcook # 2 is approximately 500 feet thick.

We have concluded that a comprehensive hydraulic fracture stimulation program is warranted to assess the Horton Bluff deliverability. As such, a stimulation program design moved forward in October based on favorable laboratory measurements of rock properties, gas content and fluid compatibility. The design required two frac water holding ponds to be constructed, each with the capacity to hold up to 2.5 million gallons of fluid, and the Kennetcook #1 well to be completed first with the results of this operation used to guide the completion planning for Kennetcook #2.

A large, slick water fracture stimulation program was performed in two stages on each well during the later part of November and early December 2007. The Kennetcook #1 first stage frac used 850,000 gallons of slick water with 560,000 pounds of sand proppant volumes, and the second stage frac used 660,000 gallons of water and 386,000 pounds of sand. The Kennetcook #2 first stage frac used 641,000 gallons of slick water with 176,000 pounds of sand, and the second stage frac used 653,000 gallons of water 366,000 pounds of sand. Stimulations of this magnitude are in line with the current stimulations in the Barnett Shale of the Fort Worth Basin and the Fayetteville Shale of the Arkoma Basin.

An aggressive seismic program was acquired during October 2007: the 25 square mile 3-D program covers our initial target area over the Kennetcook wells and the 30 mile 2-D program extends to another favorable area of the land block. Shot hole drilling for both the 3-D and the 2-D programs has been completed and all the data was recorded. The processing phase of the seismic program was finished in early December. Interpretation of this data is expected to occur over the next 60-90 days. The first priority of the interpreted 3-D seismic program will be to select future well locations.

The development of on-shore gas production in Nova Scotia is in a very early phase. We are currently in discussions with various marketing groups to communicate our aggressive exploration program initiatives that are in progress for the Windsor Basin of Nova Scotia. The gas currently marketed into the northeastern U.S. markets is being sold at a premium to other North American producing areas.

Arkoma Basin Arkansas - Fayetteville Shale Program

We have entered into a new joint venture agreement with our operating partner, Kerogen Resources, Inc. ("Kerogen") of Houston, Texas in October 2007. The expanded joint-venture will build on the 20,000 net acres (34,000 gross acres) currently held in Conway, Pope and Faulkner Counties, Arkansas where both companies now hold an equal 50% working interest. The new joint venture includes a 52 township Area of Mutual Interest ("AMI") in Conway, Faulkner, Pope and Van Buren Counties, which covers a significant portion of the core producing areas of the Fayetteville. The term of this agreement is for three years during which time both companies expect to initiate an aggressive drilling program.

Under the terms of this new joint venture agreement, we are obligated to drill and complete one new net horizontal well. We will pay 67% of the capped capital costs to earn a 50% interest. All future operations under the joint venture will be shared on an equal basis. The noted drilling commitment is a replacement for a previous drilling commitment on the acreage originally acquired by both companies. We reimbursed Kerogen for actual land costs which totaled $458,000.

Currently, one vertical test Fayetteville well has been drilled in Conway County, on a location covered by a recently acquired 12 square mile proprietary 3-D seismic survey. An adjacent second 12 square mile proprietary 3-D seismic survey has been shot and is currently being processed and merged with the first survey. Kerogen, the operator, advises that completion of this vertical test well remains a high priority. This completion will be beneficial for providing key reservoir parameters needed to assist both Kerogen and us in horizontal drilling programs in the AMI.

States of Colorado, Montana and Wyoming - Rocky Mountain Program

We have embarked on a joint venture with Hunter Energy LLC of Denver, Colorado. We made an initial commitment to participate in the drilling of three projects. We have a 25% working interest in the three Hunter Energy projects. The project areas are geographically located in northwestern Colorado, southwestern Wyoming, and northern Montana. The gross acreage position in the three areas is approximately 77,000 acres. We have advanced approximately $3.8 million dollars in land, prospect fees and drilling costs relating to this project.

Although the initial test well in Colorado was not successful, plans for this project include working with area operators to continue the exploration program. We commenced a oil exploration program in southwestern Wyoming in September 2007. We pay 33% of the costs for a 25% working interest. We drilled a 2,000 foot test well into the Nugget Sandstone formation. We were targeting a conventional oil reservoir on this 17,000 gross acre prospect in Lincoln County, Wyoming. Based on the data collected to date, the well will not be commercially viable. Drilling on the Montana project is anticipated to commence in early to mid 2008 with consideration being given to service industry equipment availability and prevailing short-term winter weather conditions. It is anticipated that our share of costs to drill these two wells will be approximately $1.9 million.

Greater Fort Worth Basin Texas - Barnett Shale Program (non-core project)

We participated in a five-county joint venture program with Kerogen where we earned working interests ranging between 6% and 27%. Approximately 12,400 gross acres have been leased. As of October 31, 2007, we have expended approximately $2.5 million in prospect fees, land costs and, geological and geophysical expenditures. In July 2007, we sold our working interest position (27%) of approximately of 12,100 gross acres of undeveloped acreage and received proceeds of $984,000. Our investment in this land position was approximately $1.9 million. The remaining unsold acreage contains our four producing wells which we participated in at a lower working interest (approximately 6%). The four wells are currently producing at various rates. The operator of these wells has commenced voluntary bankruptcy proceedings. As a result, we have not received our monthly production revenue since January 2007; however the amounts owing to us have been set aside by the bankruptcy trustee in a separate bank account. In addition, we continue to receive monthly statements detailing our share of production revenue and related production royalties and operating expenses. We spent approximately $1.2 million drilling and completing these four wells.

In late 2006, we participated in four Barnett Shale gas wells with another joint venture at working interests ranging between 11% and 15%. We have commenced production from two of the first four horizontal wells (Hood County) and the other two wells (Parker County) have been drilled and were completed and placed on production in late November 2007. We have spent approximately $1.6 million on these four wells to date.

Alberta Canada Deep Basin - Western Canadian Program (non-core project)

We originally licensed a 120 square mile seismic data set, at a cost of approximately $1.3 million, to assist in the generation of the most prospective drilling sites. To date, we have participated in drilling and/or completing eight Deep Basin wells at a total cost of approximately $7.0 million net to us. These eight wells were drilled as part of four different joint ventures with varying working interests.

We have commenced production from two of eight wells. The first well located in the Kakwa Area has been tested at an initial rate of 3.6 mmcfpd or 600 BOED (barrels of oil equivalent per day) and it is expected to produce at 2.2 mmcfd starting in the fourth quarter of calendar 2007. We paid 20% of the well costs for an 18% interest before payout (and 12% after payout). The second well is located in the Wapiti Area and we have an approximate 35% working interest in this well. Subsequent to completion, the well was connected to a nearby pipeline and initial production rates ranged from 0.4 to 0.6 mmcfpd or 60 to 100 BOED. The third well was also drilled in the Wapiti Area and we have a 50% interest in this well that was testing the Cadomin and Falher zones. The Cadomin zone was completed but tested wet and the Falher zone tested gas but at rates that were uneconomic to tie-in this past winter season.

Of the remaining six wells drilled by us, one of the wells tested fresh water, with no natural gas present. Two other wells tested gas but at rates that that were uneconomic to warrant a pipeline tie-in based on today’s natural gas pricing environment. The final three wells were taken over by a new operator during mid 2006 and we are waiting for the new operator to propose a potential completion strategy for these wells.

Results of Operations for the three and nine months ended October 31, 2007 compared to the three and nine months ended October 31, 2006

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended October 31,		Nine Months Ended October 31,
		2007	2006	2007	2006
Barnett Shale in Texas, USA	Mcfpd	333	60	193	20
Deep Basin in Alberta, Canada	Mcfpd	247	—	127	—
Total Company	Mcfpd	580	60	320	20
Total Company	Boepd	97	10	53	3

Net Operating Results

		Three Months Ended October 31,		Nine Months Ended October 31,
		2007	2006	2007	2006
Volumes	Mcf	53,516	5,481	87,492	5,481
Price	$/Mcf	5.77	4.48	6.28	4.47
Revenue		$308,613	$24,540	$549,554	$24,540
Royalties		116,981	—	164,695	—
Revenue, net of royalties		191,632	24,540	384,859	24,540
Production expenses		146,396	—	220,199	—
Net		$45,236	$24,540	$164,660	$24,540

For the three and nine month periods ended October 31, 2007, we realized $308,613 and $549,554, respectively, in revenue from sales of natural gas and natural gas liquids, as compared to $24,540 for the comparable periods in 2006. This revenue was the result of production from six small working interest wells located in the Barnett Shale in Texas that came on production in the three months ended October 31, 2006 and two wells located in the Deep Basin of Alberta that came on production in the three months ended July 31, 2007. Royalties related to this revenue totaled $116,981 and $164,695 (38% and 30% of revenue) for the three and nine month periods ended October 31, 2007, respectively, as compared to $nil for the comparable periods in 2006. Production expenses related to this revenue totaled $146,396 and $220,199 ($16.42/Boe and $15.11/Boe) for the three and nine month periods ended October 31, 2007, respectively, as compared to $nil for the comparable periods in 2006.

Depletion, Depreciation and Accretion (“DD&A”)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
DD&A - oil and gas properties	$151,327	$7,590	$391,884	$19,828
Depreciation - property and equipment	9,178	24,375	30,792	24,375
Total	$160,505	$31,965	$422,676	$44,203
Total per BOE	$18.00	$34.99	$28.99	$48.39

Due to the startup of production in the three months ended October 31, 2006, depletion on the proven oil and gas properties was calculated and expensed at $34.99/BOE in the three months ended October 31, 2006 compared to $18.00 for the comparable period of 2007. The decrease in the depletion rate was due to a $2,946,000 non-cash “ceiling test” impairment loss that was booked against proved properties under “full cost” accounting method in the three months ended July 31, 2007, as discussed next.

Unproven property costs of $25,567,059 were excluded from costs subject to depletion in the current three and nine month periods.

Impairment costs

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Unproven property cost impairment:
Alberta Deep Basin	$4,604,726	$1,041,852	$4,604,726	$1,086,789
Texas Barnett shale	—	—	945,403	—
Proved property cost impairment
Alberta Deep Basin	—	—	1,208,000	—
Texas Barnett shale	—	—	1,738,000	—
Total	$4,604,726	$1,041,852	$8,496,129	$1,086,789

  We recognized unproven property cost impairments of $4,604,726 in the three months ended October 31, 2007 and $1,041,852 in the three months ended October 31, 2006 related mainly to seismic purchase and drilling costs in the Alberta Deep Basin that management now considers a non-core asset. Also in the current year, we recognized an unproven property cost impairment loss of $945,403 related to land and geological and geophysical costs of $1,929,305 spent on 12,100 gross acres (27% working interest) in northeast Hill County of Texas that was sold for gross proceeds of $983,902 on July 18, 2007.

In the current year, we recognized proved property impairments (“ceiling test” write-down) of $1,208,000 and $1,738,000 related to the Alberta Deep Basin and Barnett Shale projects, respectively, that management now considers non-core assets. These were mainly the result of low gas prices, higher costs to drill and complete the wells than anticipated and lower production and reserves than forecasted.

General and Administrative (“G&A”)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Salaries, wages and consulting fees	$ 412,276	$ 375,105	$ 1,035,518	$ 802,191
Other travel and office expense	392,296	151,331	1,149,942	797,480
Stock-based compensation	913,335	1,108,336	3,066,979	4,670,481
G&A	$ 1,717,907	$ 1,634,772	$ 5,252,439	$ 6,270,152

General and administrative expenses have decreased significantly in the nine months ended October 31, 2007 compared to the same period of 2006 primarily due to decreased stock-based compensation expense mainly as a result of shares issued to our executives that have now been fully recognized.

Convertible debentures

Carrying value of convertible debentures:

	October 31, 2007			January 31, 2007
Issuance Date	Face Value	Discount	Carrying Value	Face Value	Discount	Carrying Value
June 14, 2005	$—	$—	$—	$2,750,000	$515,626	$2,234,374
December 8, 2005	9,750,000	962,616	8,787,384	13,250,000	1,697,551	11,552,449
December 28, 2005	10,000,000	3,981,735	6,018,265	10,000,000	6,474,886	3,525,114
Total convertible debentures	$19,750,000	$4,944,351	$14,805,649	$26,000,000	$8,688,063	$17,311,937

Accretion of discounts on convertible debentures:

	Three Months Ended October 31,		Nine Months Ended October 31,
Issuance Date	2007	2006	2007	2006
June 14, 2005	$—	$837,500	$515,626	$2,506,250
December 8, 2005	250,120	240,596	734,935	670,946
December 28, 2005	840,183	840,183	2,493,151	2,493,151
Total accretion of discounts	$1,090,303	$1,918,279	$3,743,712	$5,670,347

Accretion of discounts on convertible debentures deceased in the three and nine months periods ended October 31, 2007 compared to the comparable periods of 2006 due primarily to the June 14, 2005 debenture discounts being fully converted as at June 2007.

Interest expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
Issuance Date	2007	2006	2007	2006
June 14, 2005	$—	$73,556	$18,918	$251,486
December 8, 2005	128,630	185,650	426,541	474,690
December 28, 2005	189,041	189,042	560,959	560,960
Total interest expense	$317,671	$448,248	$1,006,418	$1,287,136

Interest expense deceased in the three and nine months periods ended October 31, 2007 compared to the comparable periods of 2006 due primarily to the June 14, 2005 convertible debentures being fully converted as at June 2007.

Oil and gas property expenditures

	Three Months Ended October 31,	Nine Months Ended October 31,
	2007	2007
Alberta	106,807	$1,263,946
Arkansas	1,260,572	6,728,589
East Coast (Nova Scotia and New Brunswick)	7,282,495	7,364,209
Rocky Mountains (Colorado, Montana, Wyoming)	313,477	398,275
Texas	(670,404)	732,717
Total oil and gas expenditures	$8,292,947	$16,487,736

During the three months ended October 31, 2007, we spent $1,260,572 on the Fayetteville project in Arkansas mainly for land brokerage fees ($0.5 million) and seismic acquisition ($0.6 million) and $7,282,495 on the Nova Scotia shale gas project in the East Coast mainly for Kennetcook #1 and #2 drilling ($3.9 million), preliminary Kennetcook #1 and #2 completions ($0.5 million) plus 2D and 3D seismic acquisition ($2.8 million).

Liquidity and Capital Resources

As at October 31, 2007, we had working capital of $2,556,859. For the nine months ended October 31, 2007, we had net cash outflow from operating activities of $3,187,993. Cash used in investing activities totaled $12,575,055 for the nine months ended October 31, 2007, which was used to fund our share of costs relating to the first two wells drilled in Nova Scotia, acquiring 2D and 3-D seismic in Nova Scotia, the first vertical well drilled in Fayetteville Shale Project in the Arkoma Basin, acquiring additional land and 3-D seismic in Fayetteville Shale Project, as well as the remaining capital commitments for the three Deep Basin gas wells drilled in Alberta during the winter of the prior year. Cash provided by financing activities totaled $19,308,006 for the nine months ended October 31, 2007. On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock at $2.00 per share to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000. Subsequent to October 31, 2007, we received proceeds of $6,000,000 related to the exercise of all share purchase warrants issued in connection with our June 14, 2005 private placement which resulted in the issuance of 6,000,000 shares of common stock.

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

By adjusting our operations to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits in the near term. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We will still need additional investments in order to continue operations until we are able to achieve positive operating cash flow. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

To date, we have generated minimal revenues and have incurred operating losses in every quarter. Our registered independent auditors have stated in their report dated April 2, 2007, that we are an early exploration company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

As of December 6, 2007, $8,899,860 of the debenture had been converted into 6,000,000 shares of common stock and $6,100,140 remained outstanding.

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of December 6, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $1.37 and, therefore, the conversion price for the secured convertible notes was $1.233. Based on this conversion price, the $6,100,140 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 4,947,397 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock.

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

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006. As of December 6, 2007, $10,000,000 of the issued debentures were outstanding and none had been converted.

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

February 26, 2007 Private Placement

On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock at $2.00 per share to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000. Pursuant to the terms of sale, we agreed to cause a resale registration statement covering the common stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. If we fail to comply with the registration statement filing or effective date requirements, we will be required to pay the investors a fee equal to 1% of the aggregate amount invested by the purchasers per each 30 day period of delay, not to exceed 10%. We paid the placement agents of the offering a cash fee of 6.5% of the proceeds of the offering. The registration statement was declared effective on March 14, 2007.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of October 31, 2007, we had two countries with proven reserves. For our proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

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

Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, other receivables, accounts payable, accrued interest on convertible debentures and accrued liabilities approximate their carrying values due to the relatively short maturity of these instruments. The fair value of convertible debentures are estimated to approximate their carrying values based on borrowing rates currently available to us for debt with similar terms.

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

Exchange Rate Risk

The Canadian to U.S. dollar exchange rate has strengthened and may fluctuate over time. As product prices are generally U.S. dollar based, our exposure to currency exchange rate risks are primarily limited to Canadian capital expenditures, Canadian operating costs and the majority of our general and administrative expenses which are paid for in Canadian dollars.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, “Risk Factors,” of the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2007, other than to update certain financial information as of and for the three and/or nine months ended October 31, 2007 regarding the following risk factors.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $18,338,534 and $8,244,758 for the years ended January 31, 2007 and 2006, respectively. For the nine months ended October 31, 2007, we incurred a net loss of $19,182,023. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of December 6, 2007, we had 46,744,530 shares of common stock issued and outstanding, secured convertible debentures issued on December 8, 2005, January 17, 2006 and June 1, 2006 outstanding that may be converted into 4,876,211 shares of common stock based on current market prices and convertible debentures issued on December 28, 2005 and January 23, 2006 outstanding that may be converted into 2,500,000 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the convertible debentures, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible debentures issued to YA Global Investments on December 8, 2005, January 17, 2006 and June 1, 2006 is essentially limitless. The following is an example of the number of shares of our common stock that are issuable, upon conversion of our $6,100,140 remaining face amount of secured convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of December 6, 2007 of $1.53.

		With	Number	% of
% Below	Price Per	Discount	of Shares	Outstanding
Market	Share	at 10%	Issuable	Stock
25%	$1.1475	$1.03275	5,906,696	11.22%
50%	$0.765	$0.6885	8,860,044	15.93%
75%	$0.3825	$0.34425	17,720,088	27.49%

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

In December 2005, we entered into three securities purchase agreements for the sale of an aggregate of $25,000,000 principal amount of convertible debentures, secured and unsecured. The $15,000,000 in secured convertible debentures, of which $6,100,140 remained outstanding as of December 6, 2007, are due and payable, with 5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Additionally, the $10,000,000 in convertible debentures, which all remained outstanding as of December 6, 2007, are due and payable, with 7.5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, secured and unsecured, including default interest rate on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures, secured and unsecured, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we were required to repay the convertible debentures, secured and unsecured, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 25, 2007, we issued 591,203 shares of common stock upon conversion of $750,000 of a previously issued convertible debenture. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

TRIANGLE PETROLEUM CORPORATION

Date: December 11, 2007	By: /s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: December 11, 2007	By: /s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)