Form 10KSB/A
period 2006-01-31
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2006

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-51321

TRIANGLE PETROLEUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1250, 521 - 3 Avenue SW Calgary, Alberta, Canada	T2P 3T3	(403) 262-4471
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

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

EXPLANATORY NOTE

As set forth in the table below, between June 2005 and June 1, 2006, Triangle Petroleum Corporation (the “Company”) completed private placements with certain investors in which the Company issued convertible securities along with common stock purchase warrants.

Transaction Date	Secured Convertible Debentures Sold	Annual Interest Rate	Conversion Price	Warrants (one share per warrant)

June 14, 2005	$1,000,000	8%	$1.00	1,000,000
July 14, 2005	$5,000,000	8%	$1.00	5,000,000
December 8, 2005	$5,000,000	5%	$5.00 or 90% of the average of the lowest three intraday trading prices during the ten trading days immediately preceding conversion	None
December 28, 2005	$5,000,000	7.5%	$4.00	625,000
January 17, 2006	$5,000,000	5%	$5.00 or 90% of the average of the lowest three intraday trading prices during the ten trading days immediately preceding conversion	None
January 23, 2006	$5,000,000	7.5%	$4.00	625,000
June 1, 2006	$5,000,000	5%	$5.00 or 90% of the average of the lowest three intraday trading prices during the ten trading days immediately preceding conversion	None

On January 21, 2008, the Company’s independent registered public accounting firm, Manning Elliott LLP, Chartered Accountants (“Manning Elliott”) notified the Company’s Chief Financial Officer that it believed there were errors in the Company’s financial statements resulting from the conversion feature of some of the convertible debentures sold. On January 22, 2008, management of the Company, in conjunction with a valuation expert, conducted an analysis of the Company’s various financial instruments and agreements involving the convertible debentures accompanied by warrants, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), (collectively, the “Derivative Accounting Pronouncements”).

On January 22, 2008, the Company’s Chief Financial Officer further discussed the matter with Manning Elliott and both parties agreed that these facts caused them to believe that the Company’s accounting for the private placements was incorrect and the Company determined that the effect of such misstatements was material. As a result, the Company decided to restate its previously filed financial statements in the annual reports for the years ended January 31, 2006 and 2007 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ended April 30, 2006, July 31, 2006 and October 31, 2006 and quarterly reports on Form 10-Q for the quarters ended April 30, 2007, July 31, 2007 and October 31, 2007. The restatements are required to properly reflect the Company’s financial results for certain non-cash and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities.

Historically, the Company recorded the fair value of the warrants and intrinsic value of the beneficial conversion features of these convertible debentures as a credit to equity with a corresponding discount to the notes payable. The Company engaged a valuation expert who reviewed the Company’s compliance with the SEC’s interpretation of EITF 00-19 as it relates to these convertible securities, detachable warrants and registration rights. The Company has determined that due to the indeterminate number of shares which might be issued under the embedded convertible debt host conversion feature of the December 8, 2005 convertible debenture, the Company should have recorded a derivative liability equal to the fair value of both the detachable warrants and the embedded convertible feature for certain debentures and then marked to market these derivative liabilities at the end of each quarter and fiscal period.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We had net income of $3,355,132 for the year ended January 31, 2006, mainly as a result of recognizing a $11,844,139 non-cash gain for the change in the fair value of the derivative liabilities, and incurred a net loss of $31,444 for the year ended January 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 10%	Issuable	Stock

25%	$3.0375	$2.73375	5,486,969	21.63%
50%	$2.025	$1.8225	8,230,453	29.28%
75%	$1.0125	$0.91125	16,460,906	45.29%

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

Liquidity and Capital Resources

As of January 31, 2006, we had a working capital deficit of $14,062,142, resulting primarily from a non-cash derivative liability of $30,219,250 offset by our cash and cash equivalents of $17,394,422 at year end. For the year ended January 31, 2006, we generated net cash flow from operating activities of $265,283. Cash used in investing activities totaled $8,123,963, which was primarily utilized for Elmworth’s share of costs relating to the drilling of the four Alberta deep basin gas wells and the payments made to acquire a licensing agreement for new three dimensional seismic data. In Triangle USA, the funds were primarily used for the payments made to Hunter Energy to participate in the Colorado, Montana and Wyoming joint venture, the payments made to Kerogen Resources to participate in the Barnett Shale Project joint venture and to accumulate land in this project area. Cash provided by financing activities totaled $25,105,000; $26,000,000 from the sale of convertible debentures, $955,000 relating to the costs to issue the convertible debentures and $60,000 from the sale of shares of common stock.

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

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Accordingly, we have received a total of $6,000,000 pursuant to the securities purchase agreement and issued 6,000,000 warrants. As of January 31, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $23,621,400, which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock. As of January 31, 2006, $5,100,000 of the issued debentures were outstanding and $900,000 had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $6,000,000 against the convertible debenture liability on the balance sheet, with $3,141,817 being recorded to additional paid in capital and $2,858,183 being recorded to additional paid in capital at the time the convertible debentures were issued, which was reclassified to derivative liabilities on December 8, 2008. The carrying value of the convertible debentures liability on the balance sheet as at January 31, 2006 has been accreted to $1,593,750.

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

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of February 23, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $4.47 and, therefore, the conversion price for the secured convertible notes was $4.023. Based on this conversion price, the $15,000,000 in secured convertible debentures, excluding interest, were convertible into 3,728,561 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of January 31, 2006, $10,000,000 of the issued debentures were outstanding and none had been converted. Since the conversion feature had a fair value of $7,417,339 at the time the convertible debentures were issued, we recognized a discount of $7,417,339 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at January 31, 2006 has been accreted to $2,813,470. As of January 31, 2006, the conversion features were marked to market with a fair value of $4,882,600, which was recorded as a non-cash derivative liability on the Balance sheet under current liabilities.

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

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 10%	Issuable	Stock

25%	$3.0375	$2.73375	5,486,969	21.63%
50%	$2.025	$1.8225	8,230,453	29.28%
75%	$1.0125	$0.91125	16,460,906	45.29%

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

The investors provided us with an aggregate of $10,000,000 as follows:

● $5,000,000 was disbursed on December 28, 2005; and

● $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006. Accordingly, we issued a total of 1,250,000 warrants. As of January 31, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $1,715,250, which was recorded as a non-cash derivative liability on the Balance sheet under current liabilities.

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the Balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the Balance sheet as at January 31, 2006 has been accreted to $283,106.

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

Stock-Based Compensation

We account for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

Derivative Liabilities

We record derivatives at their fair values on the date that they meet the requirements of a derivative instrument and at each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.

ITEM 7. FINANCIAL STATEMENTS.

TRIANGLE PETROLEUM CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 31, 2006 and January 31, 2005	F-3

Consolidated Statements of Operations for the years ended January 31, 2006 and 2005 and accumulated from December 11, 2003 (date of inception) to January 31, 2006	F-4

Consolidated Statements of Cash Flows for the years ended January 31, 2006 and 2005 and accumulated from December 11, 2003 (date of inception) to January 31, 2006	F-5

Consolidated Statement of Stockholders' Equity (Deficit) for the period from December 11, 2003 (Date of Inception) to January 31, 2006	F-6

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Triangle Petroleum Corporation (formerly Peloton Resources Inc.) (An Exploration Stage Company) as of January 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from December 11, 2003 (Date of Inception) to January 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 16 to the consolidated financial statements, the Company has restated the financial statements for the year ended January 31, 2006.

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 10, 2006, except for Note 16 as to which the date is February 29, 2008

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars except per share amounts)

	January 31, 2006 $	January 31, 2005 $
	(Restated – Note 16)

ASSETS

Current Assets

Cash and cash equivalents	17,394,422	148,102
Other current assets	406,356	–

Total Current Assets	17,800,778	148,102

Debt Issue Costs, net	903,158	–
Property and Equipment (Note 4)	69,266	–
Oil and Gas Properties, unproven (Note 5)	7,065,367	–

Total Assets	25,838,569	148,102

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	525,659	4,094
Accrued liabilities (Note 6)	1,116,613	3,750
Derivative liabilities (Note 8)	30,219,250	–
Due to related parties (Note 9)	1,398	28,416

Total Current Liabilities	31,862,920	36,260

Asset Retirement Obligations (Note 5)	33,000

Convertible Debentures, less unamortized discount of $20,409,674 (Note 7)	4,690,326	–

Total Liabilities	36,586,246	36,260

Contingencies and Commitments (Notes 1, 5 and 13)
Subsequent Events (Note 15)

Stockholders’ (Deficit) Equity

Common Stock
Authorized: 100,000,000 shares, par value $0.00001 Issued: 19,182,530 shares (2005 – 46,282,530 shares)	192	463

Additional Paid-In Capital	7,638,741	150,660

Donated Capital	11,400	8,400

Deferred Compensation (Note 10)	(4,486,667)	–

Deficit Accumulated During the Exploration Stage	(13,911,343)	(47,681)

Total Stockholders’ (Deficit) Equity	(10,747,677)	111,842

Total Liabilities and Stockholders’ (Deficit) Equity	25,838,569	148,102

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars except per share amounts)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2006	2006	2005
	$	$	$
	(Restated – Note 16)	(Restated– Note 16)

Revenue	–	–	–

Operating Expenses

Depreciation	4,617	4,617	–
General and administrative	4,085,597	4,040,387	–
Impairment loss on oil and gas properties	1,017,713	1,017,713	–
Total Operating Expenses	5,107,927	5,062,717	–
Net Loss from Operations	(5,107,927)	(5,062,717)	–

Other Income (Expense)

Accretion of discounts on convertible debentures	(3,007,664)	(3,007,664)	–
Amortization of debt issue costs	(51,842)	(51,842)	–
Interest income	51,474	51,474	–
Interest on long-term debt	(388,258)	(388,258)	–
Unrealized gain on fair value of derivatives	11,844,139	11,844,139	–

Total Other Income (Expense)	8,447,849	8,447,849	–

Net Income Before Discontinued Operations	3,339,922	3,385,132	–

Discontinued Operations (Note 3)	(32,471)	(30,000)	(31,444)

Net Income (Loss) for the Period	3,307,451	3,355,132	(31,444)

Net Loss Per Share - Basic

Continuing Operations		0.13	–
Discontinued Operations		–	(0.01)

		0.13	(0.01)

Net Loss Per Share - Diluted

Continuing Operations		0.12	–
Discontinued Operations		–	(0.01)

		0.12	(0.01)

Weighted Average Number of Shares Outstanding
Basic		26,057,000	5,053,000
Diluted		28,826,000	5,053,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2006	2006	2005
	$	$	$
	(Restated – Note 16)	(Restated – Note 16)

Operating Activities

Net loss	3,307,451	3,355,132	(31,444)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of convertible debt discount	3,007,664	3,007,664	–
Amortization of debt issue costs	51,842	51,842	–
Depreciation	4,617	4,617	–
Donated consulting services and rent	11,400	3,000	7,200
Impairment loss on oil and gas properties	1,017,713	1,017,713	–
Stock-based compensation	3,290,649	3,290,649	–
Unrealized gain on fair value of derivatives	(11,844,139)	(11,844,139)	–

Changes in operating assets and liabilities

Other current assets	(228,605)	(228,605)	–
Accounts payable and accrued liabilities	1,642,272	1,634,428	7,844
Due to related parties	1,398	(27,018)	13,379

Net Cash Provided by (Used in) Operating Activities	262,262	265,283	(3,021)

Investing Activities
Purchase of property and equipment	(73,883)	(73,883)	–
Oil and gas property expenditures	(8,050,080)	(8,050,080)	–

Net Cash Used by Investing Activities	(8,123,963)	(8,123,963)	–

Financing Activities
Proceeds from issuance of convertible debentures	26,000,000	26,000,000	–
Debt issue costs	(955,000)	(955,000)	–
Proceeds from issuance of common stock	231,123	80,000	151,073
Common stock returned	(20,000)	(20,000)

Net Cash Provided by Financing Activities	25,256,123	25,105,000	151,073

Increase in Cash and Cash Equivalents	17,394,422	17,246,320	148,052

Cash and Cash Equivalents – Beginning of Period	–	148,102	50

Cash and Cash Equivalents – End of Period	17,394,422	17,394,422	148,102

Non-cash Investing and Financing Activities
Asset retirement obligation costs accrued	(33,000)	(33,000)	–
Stock issued for conversion of debenture	900,000	900,000	–

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ (Deficit) Equity
Period from December 11, 2003 (Date of Inception) to January 31, 2006
(Expressed in U.S. dollars except per share amounts)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Development
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance – December 11, 2003 (Date of Inception)	–	–	–	–	–	–	–

Issuance of common stock for cash	35,000,000	350	(300)	–	–	–	50

Donated management services and rent	–	–	–	1,200	–	–	1,200

Net loss for the period	–	–	–	–	–	(16,237)	(16,237)

Balance – January 31, 2004	35,000,000	350	(300)	1,200	–	(16,237)	(14,987)

Issuance of common stock for cash	11,282,530	113	161,066	–	–	–	161,179

Share issuance costs	–	–	(10,106)	–	–	–	(10,106)

Donated management services and rent	–	–	–	7,200	–	–	7,200

Net loss for the year	–	–	–	–	–	(31,444)	(31,444)

Balance – January 31, 2005	46,282,530	463	150,660	8,400	–	(47,681)	111,842

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ (Deficit) Equity
Period from December 11, 2003 (Date of Inception) to January 31, 2006
(Expressed in U.S. dollars except per share amounts)
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Development
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#		$$		$$		$$
			Restated – Note 16			Restated – Note 16	Restated – Note 16

Balance – January 31, 2005	46,282,530	463	150,660	8,400	–	(47,681)	111,842

Shares returned for cancellation	(34,300,000)	(343)	343	–	–	–	–

Issuance of common stock for cash at $0.01 per share with related discount of $6,860,000	8,000,000	80	9,639,920	–	(9,560,000)	–	80,000

Return of common stock	(2,000,000)	(20)	(2,719,980)	–	2,700,000	–	(20,000)

Issuance of common stock for investor relations services	300,000	3	473,997	–	–	–	474,000

Fair value of stock options granted to consultants, net of cancellations	–	–	584,366	–	–	–	584,366

Fair value of warrants issued with convertible debentures on June 14 and July 14, 2005	–	–	2,858,183	–	–	–	2,858,183

Fair value of beneficial conversion features of convertible debentures issued June 14 and July 14, 2005	–	–	3,141,817	–	–	–	3,141,817

Intrinsic value of employee stock options granted on September 22, 2005	–	–	36,700	–	–	–	36,700

Reclassification of original fair value of warrants issued with convertible debentures on June 14 and July 14, 2005	–	–	(2,858,183)	–	–	–	(2,858,183)

Reclassification of change in fair value of warrants issued with convertible debentures June 14 and July 14, 2005 to December 8, 2005	–	–	(11,307,823)	–	–	(17,218,794)	(28,526,617)

Balance – December 8, 2005	18,282,530	183	–	8,400	(6,860,000)	(17,266,475)	(24,117,892)

Fair value of beneficial conversion features of convertible debentures and warrants issued December 28, 2005 and January 17 and 23, 2006	–	–	6,738,750	–	–	–	6,738,750

Issuance of common stock on conversion of convertible debentures on January 18, 2006	900,000	9	899,991	–	–	–	900,000

Amortization of deferred compensation	–	–	–	–	2,373,333	–	2,373,333

Donated management services and rent	–	–	–	3,000	–	–	3,000

Net income for the year	–	–	–	–	–	3,355,132	3,355,132

Balance – January 31, 2006 (Restated – Note 16)	19,182,530	192	7,638,741	11,400	(4,486,667)	(13,911,343)	(10,747,677)

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars except as noted)

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of resource properties, and during the period, changed its business to focus on oil and gas resource properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has a working capital deficit of $14,062,142 as at January 31, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

n)	Derivative Liabilities

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) the Company records derivatives at their fair values on the date that they meet the requirements of a derivative instrument and at each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.

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

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

2. Summary of Significant Accounting Policies (continued)

q)	Stock-Based Compensation

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

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards for employees in each period:

	Year Ended January 31, 2006 $	Year Ended January 31, 2005 $
	(Restated – Note 16)

Net income,(loss) as reported	3,355,132	(31,444)

Add: Stock-based compensation expense included in reported net loss	2,410,033	–

Deduct: Stock-based compensation expense determined under fair value based method	(2,558,767)	–

Pro forma net income (loss)	3,206,398	(31,444)

Income (loss) Per Share:

Basic – as reported	0.13	(0.01)
Basic – pro forma	0.12	(0.01)

Diluted – as reported	0.12	(0.01)
Diluted – pro forma	0.11	(0.01)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 31, 2006	Year Ended January 31, 2005

Expected dividend yield	0%	–
Expected volatility	118%	–
Expected life (in years)	2.5	–
Risk-free interest rate	4.11%	–
Weighted average grant date fair value	$2.66	–

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars, except as noted)

2. Summary of Significant Accounting Policies (continued)

r)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

4. Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2006 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Computer hardware	34,383	1,579	32,804	–
Furniture and equipment	31,500	1,927	29,573	–
Geophysical software	8,000	1,111	6,889	–

	73,883	4,617	69,266	–

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

5. Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Exploration $	Impairment Loss $	January 31, 2006 Net Carrying Value $	January 31, 2005 Net Carrying Value $

Canadian properties	1,422,493	1,988,733	–	3,411,226	–
US properties	3,341,305	1,330,549	(1,017,713)	3,654,141	–

Totals	4,763,798	3,319,282	(1,017,713)	7,065,367	–

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

6.	Accrued Liabilities

The components of accrued liabilities are as follows:

	January 31, 2006 $	January 31, 2005 $

Interest	388,258	–
Oil and gas expenditures	725,855	–
Professional fees	2,500	3,750

Total accrued liabilities	1,116,613	3,750

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

7. Convertible Debentures

(a)
On June 14, 2005, the Company entered into a securities purchase agreement with a single accredited investor (the “Purchase Agreement”) pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the Purchase Agreement, the investor had the right during the next sixty days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and warrants to purchase 5,000,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share until June 15, 2008.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures.

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 7(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. During the year ended January 31, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $7,763,400 and as at January 31, 2006, the fair value of the derivative liability was $23,621,400.

During the year ended January 31, 2006, the principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $731,250 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $5,100,000 resulting from the difference between the stated value and carrying value at the date of issuance. To January 31, 2006, accrued interest of $299,901 has been included in accrued liabilities, and $2,493,750 has been accreted increasing the carrying value of the convertible debentures to $1,593,750 (net of $900,000 in conversions). Refer to Note 15 for subsequent conversions.

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 8 and 16) related to the convertible debentures equal to the fair values of the conversion feature of $7,417,339 and an equivalent discount on the debentures of $7,417,339. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To January 31, 2006, accrued interest of $45,205 has been included in accrued liabilities and $230,809 has been accreted increasing the carrying value of the convertible debentures to $2,813,470. During the year ended January 31, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $2,534,739 and as at January 31, 2006, the fair value of the derivative liability was $4,882,600.

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 8 and 16) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To January 31, 2006, accrued interest of $43,151 has been included in accrued liabilities, and $283,106 has been accreted increasing the carrying value of the convertible debentures to $283,106. During the year ended January 31, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $1,546,000 and as at January 31, 2006, the fair value of the derivative liability was $1,715,250.

8.  Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 7. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuances and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the year ended January 31, 2006 as described in Note 16.

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features as at the issuance date and as at January 31, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

At Issuance Date for:

December 8, 2005 Financing Tranche 1	80%	4.36%	–	3.00
January 17, 2006 Financing Tranche 2	77%	4.29%	–	3.00

Weighted Average Assumptions at Year End:
January 31, 2006	78%	4.49%	–	2.91

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars, except as noted)

8.  Derivative Liabilities (continued)

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at the issuance date and as at January 31, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

At Issuance Date for:

June 14, 2005 Financing	80%	4.36%	–	2.52
December 28, 2005 Financing Tranche 1	77%	4.34%	–	1.00
January 23, 2006 Financing Tranche 2	77%	4.42%	–	0.94

Weighted Average Assumptions at Year End:
January 31, 2006	78%	4.55%	–	2.12

During the year ended January 31, 2006, the Company recorded a gain on derivatives of $11,844,139 equal to the difference in the fair value of the derivatives at January 31, 2006 and the dates of liability classification.

9. Related Party Transactions

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

d)
The President of the Company provided consulting services to the Company commencing June 1, 2005 valued at $1,000 per month to August 31, 2005. During the year ended January 31, 2006, donated consulting services of $3,000 were recorded. Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. During the year ended January 31, 2006, management fees of $53,500 were incurred. See Note 10(d).

e)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s subsidiary. Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the year ended January 31, 2006, $160,000 was charged to operations. See Note 10(e).

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

11. Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted average exercise price

Balance, January 31, 2004 and 2005	–	–
Issued	7,250,000	$1.69
Exercised	–	–

Balance, January 31, 2006	7,250,000	$1.69

As at January 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$ 1.00	June 15, 2008
625,000	$ 5.00	December 28, 2006
625,000	$ 5.00	January 23, 2007

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

A summary of the Company’s stock option activity is as follows:

	Year Ended January 31, 2006		Year Ended January 31, 2005
	Number of Options	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $

Balance, Beginning of Year	–	–	–	–

Granted	1,780,000	3.26	–	–
Cancelled/forfeited	(450,000)	3.23	–	–
Exercised	–	–	–	–

Balance, End of Year	1,330,000	3.28	–	–

Additional information regarding stock options as at January 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

3.23	1,130,000	4.51	3.23	226,000	3.23
3.53	200,000	4.70	3.53	50,000	3.53

	1,330,000	4.54	3.28	276,000	3.28

13. Contingencies and Commitments

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

14. Income Taxes

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

The components of the net deferred tax asset at January 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	January 31, 2006 $	January 31, 2005 $

Net Operating Loss Carryforwards	2,217,000	29,000
Statutory Tax Rate	35%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	775,950	9,860
Valuation Allowance	(775,950)	(9,860)

Net Deferred Tax Asset	–	–

15. Subsequent Events

(a)	On February 21, 2006, the Company granted 200,000 stock options to a director exercisable at $4.81 per share for a term of five years.

(b)	On March 9, 2006, the Company issued 400,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $400,000.

(c)	On March 22, 2006, the Company issued 300,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $300,000.

16. Restatement

The Company has restated its consolidated financial statements for the year ended January 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black-Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 7(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 7(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the classification date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

16. Restatement (continued)

The accompanying consolidated financial statements for the year ended January 31, 2006 have been restated to effect the changes described above as follows:

	January 31, 2006 As Reported $	Adjustment $		January 31, 2006 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	42,063,389 (a	)
		(11,844,139)(b	)	30,219,250
Long-term Liabilities
Convertible Debentures	9,306,303	(4,860,226) (a	)
		244,249 (c	)	4,690,326

Stockholders’ Deficit
Additional Paid-In Capital	27,623,110	(19,984,369) (a	)	7,638,741

Deficit Accumulated During the Development Stage	(8,292,439)	(17,218,794) (a	)
		11,844,139 (b	)
		(244,249) (c	)	(13,911,343)

(a)
To record fair values of derivative liabilities upon classification of warrants as derivative liabilities and issuance of convertible debentures and reduction of additional paid-in capital for the reversal of and adjustments to the intrinsic value of the beneficial conversion feature and reclassification of the fair values of detachable warrants.

(b)	To record change in fair values of derivative liabilities.

(c)	To record effect of fair value of conversion features and detachable warrants on accretion.

	Year Ended January 31, 2006 As Reported $	Adjustment $		Year Ended January 31, 2006 As Restated $

Consolidated Statement of Operations

Accretion of discounts on convertible debentures	(2,763,415)	(244,249	) (a)	(3,007,664)

Unrealized gain on fair value of derivatives	–	11,844,139	(b)	11,844,139

Net income for the year	(8,244,758)	(244,249	) (a)
		11,844,139	(b)	3,355,132

Net Income (Loss) Per Share – Basic	(0.32)			0.13
Net Income (Loss) Per Share –Diluted	(0.32)			0.12

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record gain on derivatives based upon fair values as at January 31, 2006.

Triangle Petroleum Corporation (formerly Peloton Resources Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

16. Restatement (continued)

	Accumulated from December 11, 2003 (Date of Inception) to January 31, 2006 As Reported $	Adjustment $		Accumulated from December 11, 2003 (Date of Inception) to January 31, 2006 As Restated $

Consolidated Statement of Operations

Accretion of discounts on convertible debentures	(2,763,415)	(244,249	) (a)	(3,007,664)

Unrealized loss on fair value of derivatives	–	11,844,139	(b)	11,844,139

Net income (loss) for the period	(8,292,439)	(244,249	) (a)
		11,844,139	(b)	3,307,451

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record loss on derivatives based upon fair values as at January 31, 2006.

Adjustments related to the accounting for the convertible debentures and derivative liabilities for the year ended January 31, 2006 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash provided by (used in) operating activities changed, the net cash provided by operating activities did not change.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the principal executive officer and recently appointed principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Annual Report on Form 10-KSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible debentures and warrants (collectively, the “Securities”) in various private placements over the last two years. This restatement is required to properly reflect the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

The Company believes that the issues surrounding the restatement of this report, mainly the internal controls related to the financial closing, review, and analysis process has been addressed and the Company has taken additional steps to avoid the reoccurrence of this condition by adding an additional qualified person with SEC experience in the financial reporting and analysis area. The Company has instituted a policy requiring the Chief Financial Officer, at the end of each quarter, to reconcile the accounting records to the securities issuance report prepared and maintained by the corporate secretary to ensure that all issuances have been properly recorded and that appropriate adjustments to previously issued securities are recorded, if necessary. The Company believes that these additional efforts taken by new management since the end of fiscal 2008 to strengthen the Company’s internal controls will be effective in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s internal control over financial reporting has been modified during the Company’s most recent fiscal quarter by adding additional resources to address deficiencies in the financial closing, review and analysis process, which has materially improved the Company’s internal control over financial reporting.

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

We made the changes as specified above in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Mark Gustafson	46	President, Chief Executive Officer;	Director
Aly Musani	33	Chief Financial Officer, Secretary and Treasurer; Chief Financial Officer – Elmworth Energy Corporation; Chief Financial Officer – Triangle USA Petroleum Corporation
Ron W. Hietala	53	President – Elmworth Energy Corporation; President – Triangle USA Petroleum Corporation	Director
John D. Carlson	51		Director
Stephen A. Holditch	59		Director

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending January 31, 2006, 2005 and 2004 exceeded $100,000:

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark	2006	0	0	0	0	0	0	0
Gustafson,	2005	0	0	0	0	0	0	0
President (1)	2004	0	0	0	0	0	0	0

Ron Hietala,	2006	160,000	0	0	0	0	0	0
President –	2005	0	0	0	0	0	0	0
Elmworth (2)	2004	0	0	0	0	0	0	0

Sergei	2006	0	0	0	0	0	0	0
Stetsenko,	2005	0	0	0	0	0	0	0
President (1)	2004	0	0	0	0	0	0	0

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name and Position	Number of Units

Steve Holditch – Director/Consultant	200,000
Aly Musani – Chief Financial Officer	200,000
Mac Jervey – Consultant	200,000
Art Bowman – Consultant	200,000
Neil McPherson – Consultant	200,000
Larry Smith – Consultant	100,000
Clarence Campbell – Consultant	100,000
Anita Livingstone – Employee	50,000
Tom Davis – Consultant	20,000
Amos Nur – Consultant	20,000
Lucien Celli – Consultant	20,000
Rick Bartlett – Consultant	20,000

Executives as a Group (1 person)	200,000

Non-Executive Directors as a Group (1 person)	200,000

Non-Executive Officer Employees and Consultants as a Group (10 persons)	930,000

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of February 23, 2006.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	1,430,000	$3.51	570,000
Total	1,430,000	$3.51	570,000

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

TRIANGLE PETROLEUM CORPORATION

Date: March 6, 2008	By:	/s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: March 6, 2008	By:	/s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)