Form 10QSB/A
period 2006-04-30
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending April 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets:
	April 30, 2006 (Unaudited) and January 31, 2006 (Audited)	5

	Consolidated Statements of Operations:
	Three Months Ended April 30, 2006 and 2005 (Unaudited) and
	Accumulated from December 11, 2003 (Date of Inception) to April 30, 2006 (Unaudited)	6

	Consolidated Statements of Cash Flows:
	Three Months Ended April 30, 2006 and 2005 (Unaudited)	7

	Notes to Unaudited Consolidated Financial Statements:
	April 30, 2006	8-20

Item 2.	Management Discussion and Analysis	21

Item 3.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars except share data)

	April 30, 2006 $	January 31, 2006 $
	(unaudited)
	(Restated – Note 14)

ASSETS

Current Assets

Cash and cash equivalents	15,317,626	17,394,422
Other current assets	693,049	406,356

Total Current Assets	16,010,675	17,800,778

Debt Issue Costs, net	820,867	903,158
Property and Equipment (Note 4)	81,486	69,266
Oil and Gas Properties, unproven (Note 5)	8,257,136	7,065,367

Total Assets	25,170,164	25,838,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	594,064	527,057
Accrued liabilities (Note 6)	1,309,236	1,116,613
Derivative liabilities (Note 8)	25,682,883	30,219,250

Total Current Liabilities	27,586,183	31,862,920

Asset Retirement Obligations (Note 5)	33,000	33,000

Convertible Debentures, less unamortized discount of $17,962,757 and $20,409,674, respectively (Note 7)	6,437,243	4,690,326

Total Liabilities	34,056,426	36,586,246

Contingencies and Commitments (Notes 1, 5 and 12)

Stockholders’ Deficit

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 19,882,530 shares (January 31, 2006 – 19,182,530 shares)	199	192

Additional Paid-In Capital	9,078,602	7,638,741

Donated Capital	11,400	11,400

Deferred Compensation (Note 10)	(3,629,168)	(4,486,667)

Deficit Accumulated During the Exploration Stage	(14,347,295)	(13,911,343)

Total Stockholders’ Deficit	(8,886,262)	(10,747,677)

Total Liabilities and Stockholders’ Deficit	25,170,164	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars except loss per share)
(unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to April 30,	Three Months Ended April 30,	Three Months Ended April 30,
	2006	2006	2005
	$	$	$
	(Restated - Note 14)	(Restated – Note 14)

Revenue	–	–	–

Operating Expenses

Depreciation	10,397	5,780	–
General and administrative	6,235,024	2,149,427	23,824
Impairment loss on oil and gas properties	1,017,713	–	–

Total Operating Expenses	7,263,134	2,155,207	23,824

Net Loss from Operations	(7,263,134)	(2,155,207)	(23,824)

Other Income (Expense)

Accretion of discounts on convertible debentures	(5,454,582)	(2,446,917)	–
Amortization of debt issue costs	(134,133)	(82,291)	–
Interest income	160,200	108,726	–
Interest on long-term debt	(784,887)	(396,630)	–
Unrealized gain on fair value of derivatives	16,380,506	4,536,367	–

Total Other Income (Expense)	10,167,104	1,719,255	–

Net Loss Before Discontinued Operations	2,903,970	(435,952)	(23,824)

Discontinued Operations (Note 3)	(32,471)	–	(15,000)

Net Income (Loss) for the Period	2,871,499	(435,952)	(38,824)

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(14,347,295)

Net Loss Per Share

Continuing Operations – Basic and Diluted		(0.02)	–
Discontinued Operations – Basic and Diluted		–	–

		(0.02)	–

Weighted Average Number of Shares Outstanding		19,575,000	46,283,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2006	2005
	$	$
	(Restated – Note 14)

Operating Activities

Net loss	(435,952)	(38,824)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debentures	2,446,917	–
Amortization of debt issue costs	82,291	–
Depreciation	5,780	–
Stock-based compensation	1,597,368	–
Unrealized loss (gain) on fair value of derivatives	(4,536,367)	–

Changes in operating assets and liabilities

Other current assets	(286,693)	–
Accounts payable and accrued liabilities	259,629	(25,167)

Net Cash Used in Operating Activities	(867,027)	(63,991)

Investing Activities
Purchase of property and equipment	(18,000)	–
Oil and gas property expenditures	(1,191,769)	–

Net Cash Used by Investing Activities	(1,209,769)	–

Financing Activities	–	–

Decrease in Cash and Cash Equivalents	(2,076,796)	(63,991)

Cash and Cash Equivalents – Beginning of Period	17,394,422	148,102

Cash and Cash Equivalents – End of Period	15,317,626	84,111

Non-cash Investing and Financing Activities
Stock issued for conversion of debenture	700,000	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to planned principal business activities is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has a working capital deficit of $11,575,508 as at April 30, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss for the three month period ended April 30, 2006 is $112,034 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three month period ended April 30, 2006 would have remained unchanged at $0.02 per share.

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

In 2006, the FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer hardware	46,301	5,029	41,272	32,804
Furniture and equipment	31,500	3,388	28,112	29,573
Geophysical software	8,000	1,778	6,222	6,889
Leasehold Improvements	6,083	203	5,880	–

	91,884	10,398	81,486	69,266

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

5.	Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Exploration $	Impairment Loss $	April 30, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Canadian properties	1,716,961	2,271,178	–	3,988,139	3,411,226
US properties	3,860,184	1,426,526	(1,017,713)	4,268,997	3,654,141

Totals	5,577,145	3,697,704	(1,017,713)	8,257,136	7,065,367

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, the principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $731,250 was charged to accretion expense. During the three month period ended April 30, 2006, a principal amount of $700,000 was converted into 700,000 shares of common stock. The unamortized discount on the converted debenture of $481,250 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $4,400,000 resulting from the difference between the stated value and carrying value at the date of issuance. To April 30, 2006, accrued interest of $391,737 has been included in accrued liabilities, and $3,525,000 has been accreted increasing the carrying value of the convertible debentures to $1,925,000 (net of $1,600,000 in conversion).

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 7(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. On April 30, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $4,267,800 (April 30, 2005 - $nil) and as at April 30, 2006, the fair value of the derivative liability was $19,353,600 (January 31, 2006 – $23,621,400).

(b)
On December 8, 2005, the Company entered into a Securities Purchase Agreement with a single investor pursuant to which the investor purchased 5% secured convertible debentures in the aggregate principal amount of $15,000,000. The gross proceeds of this financing will be received as follows:

(i)	$5,000,000 was received on closing;

(ii)	$5,000,000 was received on the second business day prior to the filing date of the SB-2 Registration Statement; and

(iii)	$5,000,000 will be received on the fifth business day following the effective date of the SB-2 Registration Statement (received subsequently)

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 8 and 14) related to the convertible debentures equal to the fair values of the conversion feature of $7,417,339 and an equivalent discount on the debentures of $7,417,339. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To April 30, 2006, accrued interest of $167,123 has been included in accrued liabilities and $833,692 has been accreted increasing the carrying value of the convertible debentures to $3,416,353. On April 30, 2006, the Company recorded a loss on the change in fair value of the derivative liability of $622,933 (April 30, 2005 - $nil) and as at April 30, 2006, the fair value of the derivative liability was $5,505,533 (January 31, 2006 – $4,882,600).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 8 and 14) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To April 30, 2006, accrued interest of $226,027 has been included in accrued liabilities, and $1,095,890 has been accreted increasing the carrying value of the convertible debentures to $1,095,890. On April 30, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $891,500 (April 30, 2005 - $nil) and as at April 30, 2006, the fair value of the derivative liability was $823,750 (January 31, 2006 – $1,715,250).

8.	Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 7. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuance and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the period ended April 30, 2006 as described in Note 14.

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features as at April 30, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
April 30, 2006	70%	4.87%	–	2.66

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at April 30, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
April 30, 2006	70%	4.88%	–	1.88

During the three month period ended April 30, 2006, the Company recorded a gain on derivatives of $4,536,367 equal to the difference in the fair value of the derivatives at January 31, 2006 and April 30, 2006.

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

c)
Effective September 1, 2005, the Company agreed to pay $10,700 per month for management services provided by the President of the Company. This agreement was terminated January 31, 2006, and effective February 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the President of the Company. During the three month period ended April 30, 2006, $31,296 (Cdn$36,000) was charged to operations.

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

e)
On November 14, 2005, the Company entered into a management consulting agreement with the Chief Financial Officer of the Company. Under the terms of the agreement, the Company must pay $10,000 per month, as well as an annual bonus based upon mutually agreed upon targets. This agreement terminated December 31, 2005, and effective January 1, 2006, the Company agreed to pay a salary of $10,000 per month to the Chief Financial Officer. During the three month period ended April 30, 2006, $30,000 was charged to operations.

f)
As at April 30, 2006, the Company was indebted to the President of the Company in the amount of $2,680 (January 31, 2006 - $1,397), which is included in accounts payable. This amount is for reimbursable business expenses incurred on behalf of the Company.

10.	Common Stock

(a)	In March 2006, the Company issued 700,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $700,000.

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

11.	Share Purchase Warrants

As at April 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$1.00	June 15, 2008
625,000	$5.00	December 28, 2006
625,000	$5.00	January 23, 2007

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

2007	$51,000
2008	$51,000
2009	$53,000
2010	$35,000

$190,000

13.	Subsequent Event

On May 26, 2006, the Company issued 200,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $200,000.

On June 1, 2006, the Company received the final $5,000,000 disbursement relating to the convertible debenture referred to in Note 7(b).

14.	Restatement

The Company has restated its consolidated financial statements for the fiscal period ended April 30, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 7(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 7(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

14.  Restatement (continued)

The accompanying consolidated financial statements for the period ended April 30, 2006 have been restated to effect the changes described above as follows:

	April 30, 2006 As Reported $	Adjustment $		April 30, 2006 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	(4,536,367	) (a)
		30,219,250	(c)	25,682,883

Long-Term Liabilities
Convertible Debentures	10,658,177	395,043	(b)
		(4,615,977	) (c)	6,437,243

Stockholders’ Deficit
Additional Paid-In Capital	29,062,971	(19,984,369	) (c)	9,078,602

Deficit Accumulated During the Development Stage	(12,869,715)	4,536,367	(a)
		(395,043	) (b)
		(5,618,904	) (c)	(14,347,295)

(a)	To record change in fair values of derivative liabilities.

(b)	To record effect of fair value of conversion features and detachable warrants on accretion.

(c)	To record cumulative effect of prior period restatements.

	Three Months Ended April 30, 2006 As Reported $	Adjustment $		Three Months Ended April 30, 2006 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(2,051,874)	(395,043	) (a)	(2,446,917)

Unrealized loss on fair value of derivatives	–	4,536,367	(b)	4,536,367

Net loss for the year	(4,577,276)	(395,043	) (a)
		4,536,367	(b)	(435,952)

Net Loss Per Share – Basic and Diluted	(0.23)			(0.02)

(a)	To record effect of fair value of conversion features and detachable warrants on accretion.

(b)	To record loss on derivatives based upon fair values as at April 30, 2006.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

14. Restatement (continued)

	Accumulated from December 11, 2003 (Date of Inception) to April 30, 2006 As Reported $	Adjustment $		Accumulated from December 11, 2003 (Date of Inception) to April 30, 2006 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(4,815,290)	(395,043	) (a)
		(244,249	) (c)	(5,454,582)

Unrealized gain on fair value of derivatives	–	4,536,367	(b)
		11,844,139	(c)	16,380,506

Net income (loss) for the period	(12,869,715)	(395,043	) (a)
		4,536,367	(b)
		11,599,890	(c)	2,871,499

(a)	To record effect of fair value of conversion features and detachable warrants on accretion.

(b)	To record loss on derivatives based upon fair values as at April 30, 2006.

(c)	To record cumulative effect of prior period restatements.

Adjustments related to the accounting for the convertible debentures and derivative liabilities for the period ended April 30, 2006 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash used in operating activities changed, the net cash used in operating activities did not change.

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

Since August 2005, we have undertaken the following major initiatives:

●	Contracted the services of an experienced geo science team, an experienced landman and hired a chief financial officer;
●	Participated in drilling four deep basin gas wells in northwestern Alberta;
●	Reached an agreement with Kerogen Resources Inc. to pursue opportunities relating to the Barnett Shale Project in the Greater Fort Worth area of East Texas;
●	Reached an agreement with Hunter Energy Exploration, Inc. to explore approximately 64,000 acres of mineral rights in three prospect areas in Colorado, Wyoming and Montana;
●	Participated in drilling our first well in the United States with Hunter Energy in Colorado;
●	Completed $25 million funding;
●	Established initial acreage position in the Barnett Shale Project with participation in the purchase of 2,600 acres;
●	Participated in drilling a three well program in the Barnett Shale Project located in Texas;
●	Increased the initial acreage position in the Barnett Shale Project from 2,600 acres to 7,500 acres;
●	Participated in drilling a second well in the Barnett Shale Project located in Texas;
●	Finished acquisition phase of 3-D seismic program on initial acreage position in the Barnett Shale Project;
●	Increased acreage position in the Barnett Shale Project from 7,500 acres to 9,500 acres; and
●	Executed farm-in agreement on a 500,000 acre land block with a Canadian joint venture partner to explore unconventional gas opportunities in Canada.

Plan of Operations

We believe that there are six critical elements for building a successful oil and gas exploration company in the current environment:

1.	People – this includes a qualified board of directors, advisory board members, management, employees, and consultants;
2.	Projects – a credible portfolio of projects that have the appropriate risk-return ratio in order to generate potentially significant shareholder value;
3.	Capital – based upon the reputation of the people and the quality of the projects, there must be sufficient capital in order to launch the company and to provide for additional fundings;
4.	Technology – the most advanced interpretation methods, techniques and methods should be utilized in order to maximize the potential for finding and developing oil and gas reserves;
5.	Land position – the competitive nature of the oil and gas industry requires a combination of approaches in order to secure sufficient land positions to explore for oil and gas; and
6.	Drilling capability – the competitive nature of the oilfield service industry requires a unique approach and a significant capital commitment in order to secure a drilling rig in today’s marketplace.

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

Barnett Shale Project – Greater Fort Worth Basin, Texas

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

Land:

There are four different methods to acquire or participate in the leasing of oil and gas rights under the land in the target area:

(a)
conventional crown land postings – under the current highly competitive environment, Elmworth will attempt to bid for oil and gas rights on lands that the province of Alberta owns pursuant to their regular land auction process.

(b)
joint venture farm-ins – companies that own the oil and gas rights on land that Elmworth wishes to pursue may not be able to drill on their land for a variety of reasons (lack of capital, non-core area, etc.), which allows Elmworth the opportunity to farm-in on their lands (i.e. drill on their lands in order to earn a working interest in the well).

(c)
drilling rig leverage – since drilling rigs are in such high demand, then there is an opportunity to utilize a secured rig as a negotiating tool to access drilling sites from other companies that have not secured a rig.

(d)
technology leverage – through the technical strength of Elmworth’s consultants, contractors and advisory group there will be situations in which companies offer access to their land as a direct result of Elmworth’s willingness to work with their internal teams.

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

Liquidity and Capital Resources

As of April 30, 2006, we had a working capital deficit of $11,575,508, resulting primarily from a non-cash derivative liability of $25,682,883 offset by our cash and cash equivalents of $15,317,626 at year end. For the three months ended April 30, 2006, we had net cash outflow from operating activities of $867,027. Cash used in investing activities totaled $1,209,769, which was primarily utilized for Elmworth’s share of costs relating to the preparation of the lease to drill its first operated Alberta deep basin gas well. In Triangle USA, the funds were primarily used for the payments made to participate in the drilling of four Barnett Shale Gas wells and to accumulate land in this project area. Cash provided by financing activities totaled $nil for the three months ended April 30, 2006. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below. The receipt of this final installment will provide us with the liquidity to fully execute our fiscal 2007 budget.

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

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Accordingly, we have received a total of $6,000,000 pursuant to the securities purchase agreement and issued 6,000,000 warrants. As of April 30, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $19,353,600 (January 31, 2006 - $23,621,400), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock. As of April 30, 2006, $4,400,000 (January 31, 2006 - $5,100,000) of the issued debentures were outstanding and $1,600,000 (January 31, 2006 - $900,000) had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $6,000,000 against the convertible debenture liability on the balance sheet, with $3,141,817 being recorded to additional paid in capital and $2,858,183 being recorded to additional paid in capital at the time the convertible debentures were issued, which was reclassified to derivative liabilities on December 8, 2008. The carrying value of the convertible debentures liability on the balance sheet as at April 30, 2006 has been accreted to $1,925,000 (January 31, 2006 - $1,593,750).

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

●  $5,000,000 was disbursed on December 8, 2005;

●  $5,000,000 was disbursed on January 17, 2006; and

●  $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of June 1, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.85 and, therefore, the conversion price for the secured convertible notes was$2.565. Based on this conversion price, the $15,000,000 in secured convertible debentures, excluding interest, were convertible into 5,847,954 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of April 30, 2006, all $10,000,000 of the issued debentures were outstanding and none had been converted. Since the conversion feature had a fair value of $7,417,339 at the time the convertible debentures were issued, we recognized a discount of $7,417,339 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at April 30, 2006 has been accreted to $3,416,353 (January 31, 2006 - $2,813,470). As of April 30, 2006, the conversion features were marked to market with a fair value of $5,505,533 (January 31, 2006 - $4,882,600), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

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

The investors provided us with an aggregate of $10,000,000 as follows:

●   $5,000,000 was disbursed on December 28, 2005; and

●  $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006 exercisable at a price of $5.00 per share. Accordingly, we issued a total of 1,250,000 warrants. As of April 30, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $823,750 (January 31, 2006 - $1,715,250), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the balance sheet as April 30, 2006 has been accreted to $1,095,890 (January 31, 2006 - $283,106).

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the principal executive officer and recently appointed principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Quarterly Report on Form 10-QSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible debentures and warrants (collectively, the “Securities”) in various private placements over the last two years. This restatement is required to properly reflect the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

None.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Submission of Matters to a Vote of Security Holders.

None.
Item 5. Other Information.

None.
Item 6. Exhibits

10.1	Consulting Agreement, dated as of September 1, 2005, between the Company and MGG Consulting (previously filed)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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