Form 10QSB/A
period 2006-07-31
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending July 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets:
	July 31, 2006 (Unaudited) and January 31, 2006 (Audited)	5

	Consolidated Statements of Operations:
	Three and Six Months Ended July 31, 2006 and 2005 (Unaudited) and
	Accumulated from December 11, 2003 (Date of Inception) to July 31, 2006 (Unaudited)	6

	Consolidated Statements of Cash Flows:
	Six Months Ended July 31, 2006 and 2005 (Unaudited)	7

	Notes to Unaudited Consolidated Financial Statements:
	July 31, 2006	8-20

Item 2.	Management Discussion and Analysis	21

Item 3.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2006 $	January 31, 2006 $
	(unaudited)
	(Restated – Note 13)

ASSETS

Current Assets

Cash and cash equivalents	18,972,807	17,394,422
Other current assets	308,707	406,356

Total Current Assets	19,281,514	17,800,778

Debt Issuance Costs, net	1,151,769	903,158
Property and Equipment (Note 3)	77,906	69,266
Oil and Gas Properties (Note 4)	9,324,524	7,065,367

Total Assets	29,835,713	25,838,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	1,251,035	525,659
Accrued liabilities (Note 5)	1,227,145	1,116,613
Derivative liabilities (Note 7)	23,376,880	30,219,250
Due to related parties (Note 8)	8,310	1,398

Total Current Liabilities	25,863,370	31,862,920

Asset Retirement Obligations (Note 4)	33,000	33,000

Convertible Debentures, less unamortized discount of $18,446,622 and $20,409,674, respectively (Note 6)	10,753,378	4,690,326

Total Liabilities	36,649,748	36,586,246

Commitments (Notes 1, 4 and 11)

Stockholders’ Deficit

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 20,082,530 shares and 19,182,530 shares, respectively	201	192

Additional Paid-In Capital	10,385,877	7,638,741

Donated Capital	11,400	11,400

Deferred Compensation (Note 9)	(2,771,667)	(4,486,667)

Deficit Accumulated During the Exploration Stage	(14,439,846)	(13,911,343)

Total Stockholders’ Deficit	(6,814,035)	(10,747,677)

Total Liabilities and Stockholders’ Deficit	29,835,713	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to July 31,	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$
	(Restated – Note 13)	(Restated – Note 13)		(Restated – Note 13)

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	16,855	6,458	–	12,238	4,064
General and administrative	8,699,721	2,464,697	203,607	4,614,124	223,367
Impairment loss on oil and gas properties	1,062,650	44,937	–	44,937	–

Total Operating Expenses	9,779,226	2,516,092	203,607	4,671,299	227,431

Net Loss from Operations	(9,779,226)	(2,516,092)	(203,607)	(4,671,299)	(227,431)

Other Income (Expense)

Accretion of discounts on convertible debentures	(7,705,296)	(2,250,714)	–	(4,697,631)	(375,000)
Amortization of debt issue costs	(228,232)	(94,099)	–	(176,390)	–
Interest income	330,230	170,030	4,097	278,756	4,097
Interest on long-term debt	(1,227,145)	(442,258)	(435,000)	(838,888)	(60,000)
Unrealized gain on fair value of derivatives	21,421,088	5,040,582	–	9,576,949	–
Total Other Income (Expense)	12,590,645	2,423,541	(430,903)	4,142,796	(430,903)

Net Loss Before Discontinued Operations	2,811,419	(92,551)	(634,510)	(528,503)	(658,334)

Discontinued Operations	(32,471)	–	(15,000)	–	(30,000)

Net Loss for the Period	2,778,948	(92,551)	(649,510)	(528,503)	(688,334)

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(14,439,846)

Net Loss Per Share

Continuing Operations – Basic and Diluted		–	(0.03)	(0.03)	(0.02)
Discontinued Operations – Basic and Diluted		–	–	–	–

		–	(0.03)	(0.03)	(0.02)

Weighted Average Number of Shares Outstanding		20,013,000	22,087,000	19,487,000	33,984,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,
	2006	2005
	$	$
	(Restated – Note 13)
Operating Activities

Net loss for the period	(528,503)	(688,334)

Adjustments to reconcile net loss to net cash used in operating and financing activities:

Accretion of discounts on convertible debentures	4,697,631	375,000
Amortization of debt issuance costs	176,389	–
Depreciation	12,238	4,064
Donated consulting services and rent	–	2,000
Stock-based compensation	3,562,145	93,125
Unrealized gain on fair value of derivatives	(9,576,949)	–

Changes in operating assets and liabilities

Other current assets	207,257	(86,986)
Accounts payable and accrued liabilities	(281,735)	83,543
Due to related parties	6,912	(28,416)

Net Cash Used in Operating Activities	(1,724,615)	(246,004)

Investing Activities
Purchase of property and equipment	(20,879)	(2,342)
Oil and gas property expenditures	(1,251,121)	(597,021)
Net Cash Used in Investing Activities	(1,272,000)	(599,363)

Financing Activities
Proceeds from issuance of convertible debentures	5,000,000	6,000,000
Debt issuance costs	(425,000)	(65,000)
Proceeds from issuance of common stock	–	60,000

Net Cash Provided by Financing Activities	4,575,000	5,995,000

Increase in Cash and Cash Equivalents	1,578,385	5,149,633

Cash and Cash Equivalents – Beginning of Period	17,394,422	148,102

Cash and Cash Equivalents – End of Period	18,972,807	5,297,735

Non-cash Investing and Financing Activities
Discount on stock issued	–	1,715,000
Stock issued for conversion of debenture	900,000	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to planned principal business activities is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has a working capital deficit of $6,581,856 as at July 31, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the six month period ended July 31, 2006, the Company issued an additional $5,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss for the six month period ended July 31, 2006 is $112,034 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the six month period ended July 31, 2006 would have remained unchanged at $0.03 per share.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

s)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer hardware	46,824	8,902	37,922	32,804
Furniture and equipment	33,855	5,003	28,852	29,573
Geophysical software	8,000	2,444	5,556	6,889
Leasehold Improvements	6,083	507	5,576	–

	94,762	16,856	77,906	69,266

4.	Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Exploration $	Impairment Loss $	July 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Canadian properties	1,851,220	2,361,063	–	4,212,283	3,411,226
US properties	3,860,184	2,269,770	(1,017,713)	5,112,241	3,654,141

Totals	5,711,404	4,630,833	(1,017,713)	9,324,524	7,065,367

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

5.	Accrued Liabilities

The components of accrued liabilities are as follows:

	July 31, 2006 $	January 31, 2006 $

Interest	1,227,145	388,258
Oil and gas expenditures	–	725,855
Professional fees	–	33,000

Total accrued liabilities	1,227,145	1,116,613

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $731,250 was charged to accretion expense. During the six month period ended July 31, 2006, the principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debentures of $593,750 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $4,200,000 resulting from the difference between the stated value and carrying value at the date of issuance. To July 31, 2006, accrued interest of $477,830 has been included in accrued liabilities, and $4,162,500 has been accreted increasing the carrying value of the convertible debentures to $2,362,500 (net of $1,800,000 in conversion). Refer to Note 12.

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 7(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. During the six months ended July 31, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $10,148,400 (July 31, 2005 - $nil) and as at July 31, 2006, the fair value of the derivative liability was $13,473,000 (January 31, 2006 - $23,621,400).

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 7 and 13) related to the convertible debentures equal to the fair values of the conversion feature of $10,151,918 and an equivalent discount on the debentures of $10,151,918. The carrying value of the convertible debentures will be accreted to the face value of $15,000,000 to maturity. To July 31, 2006, accrued interest of $334,247 has been included in accrued liabilities and $1,606,712 has been accreted increasing the carrying value of the convertible debentures to $6,454,794. During the six months ended July 31, 2006, the Company recorded a loss on the change in fair value of the derivative liability of $2,086,201 (July 31, 2005 - $nil), recognized a derivative liability of $2,796,579 related to the third $5,000,000 convertible debenture installment issued June 1, 2006 and as at July 31, 2006 the fair value of the derivative liability was $9,703,380 (January 31, 2006 - $4,882,600).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 7 and 13) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To July 31, 2006, accrued interest of $415,068 has been included in accrued liabilities, and $1,936,084 has been accreted increasing the carrying value of the convertible debentures to $1,936,084. During the six months ended July 31, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $1,514,750 (July 31, 2005 - $nil) as at July 31, 2006, the fair value of the derivative liability was $200,500 (January 31, 2006 - $1,715,250).

7.	Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 7. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuance and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the period ended July 31, 2006 as described in Note 13.

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features as at July 31, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
July 31, 2006	74%	4.96%	–	2.55

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at July 31, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
July 31, 2006	74%	4.99%	–	1.62

During the six month period ended July 31, 2006, the Company recorded a gain on derivatives of $9,576,949 equal to the difference in the fair value of the derivatives at January 31, 2006 and July 31, 2006, adjusted for the June 1, 2006 debenture derivatives fair value at issuance.

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

9.	Common Stock

During the six months ended July 31, 2006

(a)	On June 1, 2006, the Company issued 200,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $200,000.

(b)	In March 2006, the Company issued 700,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $700,000.

(c)	Refer to Note 12.

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

2007	$51,000
2008	$51,000
2009	$53,000
2010	$35,000
2011	$–

$190,000

12.	Subsequent Event

On August 7, 2006, the Company received a notice of conversion to issue 400,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $400,000.

13.	Restatement

The Company has restated its consolidated financial statements for the fiscal period ended July 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black-Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 7(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 7(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

13.   Restatement (continued)

The accompanying consolidated financial statements for the period ended July 31, 2006 has been restated to effect the changes described above as follows:

	July 31, 2006 As Reported $	Adjustment $		July 31, 2006 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	2,734,579	(a)
		(9,576,949)	(b)
		30,219,250	(d)	23,376,880

Long-Term Liabilities
Convertible Debentures	17,018,427	(2,594,635)	(a)
		945,563	(c)
		(4,615,977)	(d)	10,753,378

Stockholders’ Deficit
Additional Paid-In Capital	30,510,190	(139,944)	(a)
		(19,984,369)	(d)	10,385,877

Deficit Accumulated During the Development Stage	(17,452,328)	9,576,949	(b)
		(945,563)	(c)
		(5,618,904)	(d)	(14,439,846)

(a)	To record fair values of derivative liabilities of convertible debentures and reduction of additional paid-in capital for the reversal of the intrinsic value of the beneficial conversion feature.

(b)   To record change in fair values of derivative liabilities.

(c)   To record effect of fair value of conversion features and detachable warrants on accretion.

(d)   To record cumulative effect of prior period restatements.

	Three Months Ended July 31, 2006 As Reported $	Adjustment $		Three Months Ended July 31, 2006 As Restated $

Consolidated Statement of Operations

Accretion of discounts on convertible debentures	(1,700,194)	(550,520)	(a)	(2,250,714)

Unrealized gain on fair value of derivatives	–	5,040,582	(b)	5,040,582

Net loss for the period	(4,582,613)	(550,520)	(a)
		5,040,582	(b)	(92,551)

Net Loss Per Share - Basic and Diluted	(0.23)			–

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record gain on derivatives based upon fair values as at July 31, 2006.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

13. Restatement (continued)

	Six Months Ended July 31, 2006 As Reported $	Adjustment $		Six Months Ended July 31, 2006 As Restated $

Consolidated Statement of Operations

Accretion of discounts on convertible debentures	(3,752,068)	(945,563)	(a)	(4,697,631)

Unrealized gain on fair value of derivatives	–	9,576,949	(b)	9,576,949

Net loss for the period	(9,159,889)	(945,563)	(a)
		9,576,949	(b)	(528,503)

Net Loss Per Share - Basic and Diluted	(0.47)			(0.03)

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record gain on derivatives based upon fair values as at July 31, 2006.

	Accumulated from December 11, 2003 (Date of Inception) to July 31, 2006 As Reported $	Adjustment $		Accumulated from December 11, 2003 (Date of Inception) to July 31, 2006 As Restated $

Consolidated Statement of Operations

Accretion of discounts on convertible debentures	(6,515,484)	(945,563)	(a)
		(244,249)	(c)	(7,705,296)

Unrealized gain on fair value of derivatives	–	9,576,949	(b)
		11,844,,139	(c)	21,421,088

Net income (loss) for the period	(17,452,328)	(945,563)	(a)
		9,576,949	(b)
		11,599,890	(c)	2,778,948

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record gain on derivatives based upon fair values as at July 31, 2006.

(c) To record cumulative effect of prior period restatements.

Adjustments related to the accounting for the convertible debentures and derivative liabilities for the period ended July 31, 2006 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash used in operating activities changed, the net cash used in operating activities did not change.

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

Liquidity and Capital Resources

As at July 31, 2006, we a had working capital deficit of $6,581,856 resulting primarily from a derivative liability of $23,376,880 offset by our cash and cash equivalents of $18,972,807. For the six months ended July 31, 2006, we had net cash outflow from operating activities of $1,724,615. General and administrative expenses for the three and six months ended July 31, 2006 totaled $2,464,697 and $4,614,124 respectively. Included in these amounts were $1,964,777 and $3,562,145 of stock based compensation expense for three and six months ended July 31, 2006 respectively. Also included in the above total were salaries, wages and consulting fees of $259,139 and $524,758 for the three and six months ended July 31, 2006. The remaining $240,781 and $527,221 of general and administrative expenses for the three and six months ended July 31, 2006, respectively, is comprised of travel and other office related expenses. Cash used in investing activities totaled $1,272,000, which was primarily utilized for Triangle USA’s share of costs relating to its land acquisition and drilling activities within the Barnett Shale, and Elmworth’s acquisition of additional seismic data. Cash provided by financing activities totaled $4,575,000 for the six months ended July 31, 2006. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below. The receipt of this final installment will provide us with the liquidity to fully execute our fiscal 2007 budget.

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

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Accordingly, we have received a total of $6,000,000 pursuant to the securities purchase agreement and issued 6,000,000 warrants. As of July 31, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $13,473,000 (January 31, 2006 - $23,621,400), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock. As of July 31, 2006, $4,200,000 (January 31, 2006 - $5,100,000) of the issued debentures were outstanding and $1,800,000 (January 31, 2006 - $900,000) had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $6,000,000 against the convertible debenture liability on the balance sheet, with $3,141,817 being recorded to additional paid in capital and $2,858,183 being recorded to additional paid in capital at the time the convertible debentures were issued, which was reclassified to derivative liabilities on December 8, 2008. The carrying value of the convertible debentures liability on the balance sheet as at July 31, 2006 has been accreted to $2,362,500 (January 31, 2006 - $1,593,750).

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

●   $5,000,000 was disbursed on December 8, 2005;

●   $5,000,000 was disbursed on January 17, 2006; and

●   $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of September 1, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.44 and, therefore, the conversion price for the secured convertible notes was $2.196. Based on this conversion price, the $15,000,000 in secured convertible debentures, excluding interest, were convertible into 6,830,602 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of July 31, 2006, all $15,000,000 of the issued debentures were outstanding and none had been converted. Since the conversion feature had a fair value of $10,151,918 at the time the convertible debentures were issued, we recognized a discount of $10,151,918 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at July 31, 2006 has been accreted to $6,454,794 (January 31, 2006 - $2,813,470). As of July 31, 2006, the conversion features were marked to market with a fair value of $9,703,380 (January 31, 2006 - $4,882,600), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

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

The investors provided us with an aggregate of $10,000,000 as follows:

●   $5,000,000 was disbursed on December 28, 2005; and

●   $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006 exercisable at a price of $5.00 per share. Accordingly, we issued a total of 1,250,000 warrants. As of July 31, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $200,500 (January 31, 2006 - $1,715,250), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the balance sheet as July 31, 2006 has been accreted to $1,936,084 (January 31, 2006 - $283,106).

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