Form 10QSB/A
period 2006-10-31
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending October 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets:
	October 31, 2006 (Unaudited) and January 31, 2006 (Audited)	5

	Consolidated Statements of Operations:
	Three and Nine Months Ended October 31, 2006 and 2005 (Unaudited) and Accumulated from December 11, 2003 (Date of Inception) to October 31, 2006 (Unaudited)	6

	Consolidated Statements of Cash Flows:
	Nine Months Ended October 31, 2006 and 2005 (Unaudited)	7

	Notes to Unaudited Consolidated Financial Statements:
	October 31, 2006	8-21

Item 2.	Management Discussion and Analysis	22

Item 3.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2006 $	January 31, 2006 $
	(unaudited)
	(Restated – Note 13)

ASSETS

Current Assets

Cash and cash equivalents	9,635,959	17,394,422
Other current assets	850,274	406,356

Total Current Assets	10,486,233	17,800,778

Debt Issue Costs, net	1,034,061	903,158
Property and Equipment (Note 3)	72,526	69,266
Oil and Gas Properties (Note 4)	17,209,422	7,065,367

Total Assets	28,802,242	25,838,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	1,563,920	525,659
Accrued liabilities (Note 5)	1,809,579	1,116,613
Derivative liabilities (Note 7)	16,229,579	30,219,250
Due to related parties (Note 8)	3,536	1,398

Total Current Liabilities	19,606,614	31,862,920

Asset Retirement Obligations (Note 4)	93,621	33,000

Convertible Debentures, less unamortized discount of $15,680,294 and $20,409,674, respectively (Note 6)	12,019,706	4,690,326

Total Liabilities	31,719,941	36,586,246

Contingencies and Commitments (Notes 1, 4 and 11)

Stockholders’ Deficit

Common Stock
Authorized: 100,000,000 shares, par value $0.00001 Issued: 21,340,381 shares (January 31, 2006 – 19,182,530 shares)	213	192

Additional Paid-In Capital	12,136,701	7,638,741

Donated Capital	11,400	11,400

Deferred Compensation (Note 9)	(1,914,167)	(4,486,667)

Deficit Accumulated During the Exploration Stage	(13,151,846)	(13,911,343)

Total Stockholders’ Deficit	(2,917,699)	(10,747,677)

Total Liabilities and Stockholders’ Deficit	28,802,242	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to October 31,	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$
	(Restated – Note 13)	(Restated – Note 13)		(Restated – Note 13)
Revenue
Oil and gas	24,540	24,540	–	24,540	–

Operating Expenses

Amortization	24,445	7,590	1,289	19,828	1,289
Depletion and depreciation	24,375	24,375	–	24,375	–
General and administrative	10,343,662	1,643,942	1,519,025	6,258,066	1,742,392
Impairment loss on oil and gas properties	2,104,502	1,041,852	–	1,086,789	–

Total Operating Expenses	12,496,984	2,717,759	1,520,314	7,389,058	1,743,681

Net Income (Loss) from Operations	(12,472,444)	(2,693,219)	(1,520,314)	(7,364,518)	(1,743,681)

Other Expense

Accretion of discounts on convertible debentures	(10,471,624)	(2,766,328)	(750,000)	(7,463,959)	(1,125,000)
Amortization of debt issue costs	(345,940)	(117,707)	(8,125)	(294,097)	(12,189)
Interest income	496,431	166,201	29,038	444,957	33,135
Interest on long-term debt	(1,675,393)	(448,248)	(120,000)	(1,287,136)	(180,000)
Unrealized gain on fair value of derivatives	28,568,389	7,147,301	–	16,724,250	–

Total Other Income (Expense)	16,571,863	3,981,219	(849,087)	8,124,015	(1,284,054)

Net Income (Loss) Before Discontinued Operations	4,099,419	1,288,000	(2,369,401)	759,497	(3,027,735)

Discontinued Operations	(32,471)	–	–	–	(30,000)

Net Income (Loss) for the Period	4,066,948	1,288,000	(2,369,401)	759,497	(3,057,735)

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(13,151,846)

Net Income (Loss) Per Share - Basic

Continuing Operations		0.06	(0.13)	0.04	(0.09)
Discontinued Operations		–	–	–	–
		0.06	(0.13)	0.04	(0.09)

Net Income (Loss) Per Share - Diluted

Continuing Operations		0.05	(0.13)	0.03	(0.09)
Discontinued Operations		–	–	–	–

		0.05	(0.13)	0.03	(0.09)
Weighted Average Number of Shares Outstanding
Basic		20,716,000	18,046,000	20,107,000	35,000,000
Diluted		27,716,000	18,046,000	26,107,000	35,000,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,
	2006	2005
	$	$
	(Restated – Note 13)

Operating Activities

Net income (loss) for the period	759,497	(3,057,735)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Accretion of discounts on convertible debentures	7,463,959	1,125,000
Amortization of debt issue costs	294,097	12,189
Amortization	19,828	1,289
Depletion and depreciation	24,375	–
Donated consulting services and rent	–	3,000
Impairment of oil and gas costs	1,086,789	–
Stock-based compensation	4,670,481	1,371,156
Unrealized gain on fair value of derivatives	(16,724,250)	–

Changes in operating assets and liabilities

Other current assets	(443,918)	(148,806)
Accounts payable and accrued liabilities	1,731,227	236,597
Due to related parties	2,138	(25,929)

Net Cash Used in Operating Activities	(1,115,777)	(483,239)

Investing Activities
Purchase of property and equipment	(23,088)	(44,910)
Oil and gas property expenditures	(11,194,598)	(1,365,442)

Net Cash Used in Investing Activities	(11,217,686)	(1,410,352)

Financing Activities
Proceeds from issuance of convertible debentures	5,000,000	6,000,000
Debt issue costs	(425,000)	(65,000)
Proceeds from issuance of common stock	–	60,000

Net Cash Provided by Financing Activities	4,575,000	5,995,000

(Decrease) Increase in Cash and Cash Equivalents	(7,758,463)	4,101,409

Cash and Cash Equivalents - Beginning of Period	17,394,422	148,102

Cash and Cash Equivalents - End of Period	9,635,959	4,249,511

Non-cash Investing and Financing Activities
Stock issued for conversion of debenture	2,400,000	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to planned principal business activities is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has a working capital deficit of $9,120,381 as at October 31, 2006. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the nine month period ended October 31, 2006, the Company issued an additional $5,000,000 of convertible debentures. Management plans to raise additional capital through equity and/or debt financings. There is no guarantee that the proceeds from the financings raised by the Company, or proceeds from any future financings, will be sufficient to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Foreign Currency Translation

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

o)	Derivative Liabilities

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

p)	Concentration of Risk

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

q)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

r)     Stock-based Compensation

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

As a result of adopting SFAS No. 123R on February 1, 2006, the Company’s loss for the nine month period ended October 31, 2006 is $224,068 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the nine month period ended October 31, 2006 would have remained unchanged at $0.04 and $0.03 per share.

Had the Company applied the fair value recognition provisions of SFAS No. 123 to the nine month period ended October 31, 2005, the Company’s net loss would have been $112,034 higher than when it accounted for share-based compensation under APB No. 25. Basic and diluted loss per share for the nine month period ended October 31, 2005 would have remained unchanged at $0.09 per share.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

r)	Stock-based Compensation (continued)

Additional information regarding stock options as at October 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

2.13	100,000	4.86	2.13	20,000	2.13
2.90	300,000	4.74	2.90	60,000	2.90
3.23	730,000	3.76	3.23	438,000	3.23
3.46	100,000	4.40	3.46	40,000	3.46
3.53	200,000	3.95	3.53	120,000	3.53
4.55	200,000	4.31	4.55	80,000	4.55

	1,630,000	4.14	3.31	758,000	3.47

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

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at February 1, 2006	1,054,000	$2.67
Cancelled/forfeited	(400,000)	$2.71
Granted	700,000	$2.96
Vested	(482,000)	$2.79

Non-vested at October 31, 2006	872,000	$2.69

s)	Recent Accounting Pronouncements

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

s)	Recent Accounting Pronouncements (continued)

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

t)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	October 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer hardware	48,683	13,379	35,304	32,804
Furniture and equipment	34,222	7,004	27,218	29,573
Geophysical software	7,983	3,218	4,765	6,889
Leasehold Improvements	6,083	844	5,239	–

	96,971	24,445	72,526	69,266

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

4.	Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition $	Exploration $	Impairment Loss $	October 31, 2006 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Canadian properties	443,617	4,887,940	(1,086,789)	4,244,768	3,411,226
US properties	10,936,750	3,045,617	(1,017,713)	12,964,654	3,654,141

Totals	11,380,367	7,933,557	(2,104,502)	17,209,422	7,065,367

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

5.	Accrued Liabilities

The components of accrued liabilities are as follows:

	October 31, 2006 $	January 31, 2006 $

Interest	1,675,393	388,258
Oil and gas expenditures	134,186	725,855
Professional fees	–	33,000

Total accrued liabilities	1,809,579	1,116,613

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture $731,250 was charged to accretion expense. During the nine month period ended October 31, 2006, a principal amount of $1,900,000 was converted into 1,900,000 shares of common stock. The unamortized discount on the converted debentures of $1,031,250 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $3,200,000 resulting from the difference between the stated value and carrying value at the date of issuance. To October 31, 2006, accrued interest of $551,386 has been included in accrued liabilities, and $5,000,000 has been accreted increasing the carrying value of the convertible debentures to $2,200,000 (net of conversions of $2,800,000). Refer to Note 12.

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 6(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. During the nine months ended October 31, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $15,293,400 (October 31, 2005 - $nil) and as at October 31, 2006, the fair value of the derivative liability was $8,328,000 (January 31, 2006 - $23,621,400).

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 7 and 13) related to the convertible debentures equal to the fair values of the conversion feature of $10,151,918 and an equivalent discount on the debentures of $10,151,918. The carrying value of the convertible debentures will be accreted to the face value of $15,000,000 to maturity. To October 31, 2006, accrued interest of $519,897 has been included in accrued liabilities and $2,695,357 has been accreted increasing the carrying value of the convertible debentures to $7,043,439 (net of conversions of $500,000). During the nine month period ended October 31, 2006, the principal amount of $500,000 was converted into 257,851 shares of common stock. During the nine months ended October 31, 2006, the Company recorded a loss on the change in fair value of the derivative liability of $283,525 (October 31, 2005 - $nil), recognized a derivative liability of $2,734,579 related to the third $5,000,000 convertible debenture installment issued June 1, 2006 and as at October 31, 2006, the fair value of the derivative liability was $7,900,704 (January 31, 2006 - $4,882,606).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 7 and 13) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To October 31, 2006, accrued interest of $604,110 has been included in accrued liabilities, and $2,776,267 has been accreted increasing the carrying value of the convertible debentures to $2,776,267. During the nine months ended October 31, 2006, the Company recorded a gain on the change in fair value of the derivative liability of $1,714,375 (October 31, 2005 - $nil) and as at October 31, 2006, the fair value of the derivative liability was $875 (January 31, 2006 - $1,715,250).

7.	Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 6. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuance and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the period ended October 31, 2006 as described in Note 13.

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features as at October 31, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
October 31, 2006	71%	4.68%	–	2.31

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at October 31, 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

At Issuance Date for:

Weighted Average Assumptions at:
October 31, 2006	71%	5.01%	–	1.37

During the nine month period ended October 31, 2006, the Company recorded a gain on derivatives of $16,724,250 equal to the difference in the fair value of the derivatives at January 31, 2006 and October 31, 2006, adjusted for the June 1, 2006 debenture derivatives fair value at issuance.

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

During the nine months ended October 31, 2006

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

b)	Subsequent to October 31, 2006, the Company received notices of conversion to issue 875,481 shares of common stock upon the conversion of a convertible debenture with a principal amount of $1,200,000.

13.	Restatement

The Company has restated its consolidated financial statements for the fiscal period ended October 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black-Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 6(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 6(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

13.	Restatement (continued)

The accompanying consolidated financial statements for the period ended October 31, 2006 have been restated to effect the changes described above as follows:

	October 31, 2006 As Reported $	Adjustment $		October 31, 2006 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	2,734,579	(a)
		(16,724,250	)(b)
		30,219,250	(d)	16,299,579

Long-Term Liabilities
Convertible Debentures	17,436,706	(2,594,635	)(a)
		1,793,612	(c)
		(4,615,977	)(d)	12,019,706

Stockholders’ Deficit
Additional Paid-In Capital	32,261,014	(139,944	)(a)
		(19,984,369	)(d)	12,136,701

Deficit Accumulated During the Development Stage	(22,463,580)	16,724,250	)(b)
		(1,793,612	)(c)
		(5,618,904	)(d)	(13,151,846)

(a)
To record fair values of derivative liabilities upon issuance of convertible debentures and reduction of additional paid-in capital for the reversal of the intrinsic value of the beneficial conversion feature.

(b)   To record change in fair values of derivative liabilities.

(c)   To record effect of fair value of conversion features and detachable warrants on accretion.

(d)   To record cumulative effect of prior period restatements.

	Three Months Ended October 31, 2006 As Reported $	Adjustment $		Three Months Ended October 31, 2006 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(1,918,279)	(848,049	)(a)	(2,766,328)

Unrealized gain on fair value of derivatives	–	7,147,301	(b)	7,147,301

Net income (loss) for the period	(5,011,252)	(848,049	)(a)
		7,147,301	(b)	1,288,000

Net Income (Loss) Per Share
-Basic	(0.24)			0.06
-Diluted	(0.24)			0.05

   (a)   To record effect of fair value of conversion features and detachable warrants on accretion.

   (b)   To record gain on derivatives based upon fair values as at October 31, 2006.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(unaudited)

13. Restatement (continued)

	Nine Months Ended October 31, 2006 As Reported $	Adjustment $		Nine Months Ended October 31, 2006 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(5,670,347)	(1,793,612	)(a)	(7,463,959)

Unrealized gain on fair value of derivatives	–	16,724,250	(b)	16,724,250

Net income (loss) for the period	(14,171,141)	(1,793,612	)(a)
		16,724,250	(b)	759,497

Net Income (Loss) Per Share
-Basic	(0.70)			0.04
-Diluted	(0.70)			0.03

(a)   To record effect of fair value of conversion features and detachable warrants on accretion.

(b)   To record gain on derivatives based upon fair values as at October 31, 2006.

	Accumulated from December 11, 2003 (Date of Inception) to October 31, 2006 As Reported $	Adjustment $		Accumulated from December 11, 2003 (Date of Inception) to October 31, 2006 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(8,433,763)	(1,793,612	)(a)
		(244,249	)(c)	(10,741,624)

Unrealized gain (loss) on fair value of derivatives	–	16,724,250	(b)
		11,844,139	(c)	28,568,389

Net income (loss) for the period	(22,463,580)	(1,793,612	) (a)
		16,724,250	(b)
		11,590,890	(c)	4,066,948

   (a)    To record effect of fair value of conversion features and detachable warrants on accretion.

   (b)    To record gain on derivatives based upon fair values as at October 31, 2006.

   (c)    To record cumulative effect of prior period restatements.

Adjustments related to the accounting for the convertible debentures and derivative liabilities for the period ended October 31, 2006 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash used in operating activities changed, the net cash used in operating activities did not change.

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

Arkoma Basin Arkansas – Fayetteville Shale Program

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

Liquidity and Capital Resources

As at October 31, 2006, we had a working capital deficit of $9,120,381, resulting primarily from a non-cash deriviative liability of $16,229,579 offset by our cash and cash equivalents of $9,635,959. For the nine months ended October 31, 2006, we had net cash outflow from operating activities of $1,115,777. Cash used in investing activities totaled $11,217,686 for the nine months ended October 31, 2006, of which $6,809,319 was used to fund Triangle USA’s share of costs relating to the land acquisition portion of the Fayetteville Shale Project in the Arkoma Basin. Another $1,040,595 was used to fund Elmworth’s share of drilling and completion costs for two Deep Basin wells and the remainder was deployed in the Barnett Shale Project, Rocky Mountain region and Alberta Deep Basin to fund various land, geological and geophysical expenditures as drilling costs. Cash provided by financing activities totaled $4,575,000 for the nine months ended October 31, 2006. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below. The receipt of this final installment will provide us with the liquidity to fully execute our fiscal 2007 budget.

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

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Accordingly, we have received a total of $6,000,000 pursuant to the securities purchase agreement and issued 6,000,000 warrants. As of October 31, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $8,328,000 (January 31, 2006 - $23,621,400), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock. As of December 11, 2006, $2,750,000 of the issued debentures were outstanding and $3,250,000 had been converted. As of October 31, 2006, $3,200,000 (January 31, 2006 - $5,100,000) of the issued debentures were outstanding and $2,800,000 (January 31, 2006 - $900,000) had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $6,000,000 against the convertible debenture liability on the balance sheet, with $3,141,817 being recorded to additional paid in capital and $2,858,183 being recorded to additional paid in capital at the time the convertible debentures were issued, which was reclassified to derivative liabilities on December 8, 2008. The carrying value of the convertible debentures liability on the balance sheet as at October 31, 2006 has been accreted to $2,200,000 (January 31, 2006 - $1,593,750).

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

●   $5,000,000 was disbursed on December 8, 2005;

●   $5,000,000 was disbursed on January 17, 2006; and

●   $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of December 11, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.0533 and, therefore, the conversion price for the secured convertible notes was $1.84797. Based on this conversion price, the $13,750,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 7,440,597 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of October 31, 2006, $14,500,000 of the issued debentures were outstanding and $500,000 had been converted. Since the conversion feature had a fair value of $10,151,918 at the time the convertible debentures were issued, we recognized a discount of $10,151,918 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at October 31, 2006 has been accreted to $7,043,439 (January 31, 2006 - $2,813,470). As of October 31, 2006, the conversion features were marked to market with a fair value of $7,900,704 (January 31, 2006 - $4,882,600), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

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

The investors provided us with an aggregate of $10,000,000 as follows:

●   $5,000,000 was disbursed on December 28, 2005; and

●   $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006 exercisable at a price of $5.00 per share. Accordingly, we issued a total of 1,250,000 warrants. As of October 31, 2006, all of the warrants remained outstanding and were marked to market with a fair value of $875 (January 31, 2006 - $1,715,250), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of October 31 and December 11, 2006, all $10,000,000 of the issued debentures were outstanding and none had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the balance sheet as October 31, 2006 has been accreted to $2,776,267 (January 31, 2006 - $283,106).

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