Form 10KSB/A
period 2007-01-31
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

Greater Fort Worth Basin Texas – Barnett Shale Program

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We had net income of $3,355,132 for the year ended January 31, 2006, mainly as a result of recognizing a $11,844,139 non-cash gain for the change in the fair value of the derivative liabilities, and incurred a net loss of $4,281,969 for the year ended January 31, 2007. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Greater Fort Worth Basin Texas – Barnett Shale Program

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

States of Colorado, Montana and Wyoming – Rocky Mountain Program

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

Liquidity and Capital Resources

As at January 31, 2007, we had negative working capital of $16,326,960 primarily due to the non-cash derivative liability. For the twelve months ended January 31, 2007, we had net cash outflow from operating activities of $850,045. Cash used in investing activities totaled $15,320,395 for the twelve months ended January 31, 2007, of which $6,809,319 was used to fund Triangle USA’s share of costs relating to the land acquisition portion of the Fayetteville Shale Project in the Arkoma Basin and $1,376,211 was used to pay for Triangle USA’s share of drilling costs relating to four new Barnett Shale gas wells with working interest ranging between 11% and 15% Another $3,344,194 was used to fund Elmworth’s share of drilling and completion costs for three Deep Basin wells, and the remainder was deployed in the Barnett Shale Project, Rocky Mountain region and Alberta Deep Basin to fund various land, and geological and geophysical expenditures. Cash provided by financing activities totaled $4,575,000 for the twelve months ended January 31, 2007. On June 1, 2006 we received the final $5 million installment relating to the December 8, 2005 Secured Convertible Debenture Financing detailed below.

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

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Accordingly, we have received a total of $6,000,000 pursuant to the securities purchase agreement and issued 6,000,000 warrants. As of January 31, 2007, all of the warrants remained outstanding and were marked to market with a fair value of $10,451,400 (January 31, 2006 - $23,621,400), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock. As of April 26, 2007, $1,850,000 of the issued debentures were outstanding and $4,150,000 had been converted. As of January 31, 2007, $2,750,000 (January 31, 2006 - $5,100,000) of the issued debentures were outstanding and $3,250,000 (January 31, 2006 - $900,000) had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $6,000,000 against the convertible debenture liability on the balance sheet, with $3,141,817 being recorded to additional paid in capital and $2,858,183 being recorded additional paid in capital at the time the convertible debentures were issued, which was reclassified to derivative liabilities on December 8, 2008. The carrying value of the convertible debentures liability on the balance sheet as at January 31, 2007 has been accreted to $2,234,374 (January 31, 2006 - $1,593,750).

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on December 8, 2005 for the sale of $15,000,000 in secured convertible debentures. They provided us with an aggregate of $15,000,000 as follows:

●   $5,000,000 was disbursed on December 8, 2005;

●   $5,000,000 was disbursed on January 17, 2006; and

●   $5,000,000 was disbursed on June 1, 2006

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of April 26, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.1266 and, therefore, the conversion price for the secured convertible notes was $1.91394. Based on this conversion price, the $12,500,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 6,531,031 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of January 31, 2007, $13,250,000 of the issued debentures were outstanding and $1,750,000 had been converted. Since the conversion feature had a fair value of $10,151,918 at the time the convertible debentures were issued, we recognized a discount of $10,151,918 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at January 31, 2007 has been accreted to $7,154,808 (January 31, 2006 - $2,813,470). As of January 31, 2007, the conversion features were marked to market with a fair value of $5,541,457 (January 31, 2006 - $4,882,600), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The investor has contractually agreed to restrict its ability to convert the debentures and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, the investor is restricted from converting more than $1,500,000 in principal amount of the debenture in any thirty day period, with no more than $1,500,000 of such amount at the variable market conversion price.

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

The investors provided us with an aggregate of $10,000,000 as follows:

●   $5,000,000 was disbursed on December 28, 2005; and

●   $5,000,000 was disbursed on January 23, 2006.

Pursuant to the Securities Purchase Agreements, we issued to each investor 625,000 warrants to purchase shares of common stock on December 28, 2005 and January 23, 2006 exercisable at a price of $5.00 per share. Accordingly, we issued a total of 1,250,000 warrants. As of January 31, 2007, all of the warrants had expired. As such, the warrants had a marked to market fair value of $nil (January 31, 2006 - $1,715,250), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of January 31 and April 26, 2007 all $10,000,000 of the issued debentures were outstanding and none had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the balance sheet as January 31, 2007 has been accreted to $3,616,550 (January 31, 2006 - $283,106).

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

As discussed in Note 19 to the consolidated financial statements, the Company has restated the financial statements for the year ended January 31, 2007.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 2, 2007, except for Note 19 as to which the date is February 29, 2008

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2007 $	January 31, 2006 $
	(Restated – Note 19)
ASSETS

Current Assets

Cash and cash equivalents	5,798,982	17,394,422
Prepaid expenses (Note 4)	2,519,009	317,752
Other receivables	344,342	88,604

Total Current Assets	8,662,333	17,800,778

Debt Issue Costs, net	916,353	903,158

Property and Equipment (Note 5)	67,091	69,266

Oil and Gas Properties (Note 6)	21,101,495	7,065,367

Total Assets	30,747,272	25,838,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	4,199,961	527,057
Accrued interest on convertible debentures	2,095,989	388,258
Accrued liabilities (Note 7)	466,112	728,355
Derivative liabilities (Note 10)	15,992,857	30,219,250
Convertible debentures, current portion, less unamortized discount of $515,626 and $nil, respectively (Note 9(a))	2,234,374	–

Total Current Liabilities	24,989,293	31,862,920

Asset Retirement Obligations (Note 8)	90,913	33,000

Convertible Debentures, less unamortized discount of $12,478,642 and $20,409,674, respectively (Note 9)	10,771,358	4,690,326

Total Liabilities	35,851,564	36,586,246

Contingencies and Commitments (Notes 1, 4 and 15)
Subsequent Events (Note 18)

Stockholders’ Deficit

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 22,475,866 shares (2006 – 19,182,530 shares)	225	192

Additional Paid-In Capital	13,077,395	7,638,741

Donated Capital	11,400	11,400

Deferred Compensation	–	(4,486,667)

Deficit Accumulated During the Exploration Stage	(18,193,312)	(13,911,343)

Total Stockholders’ Deficit	(5,104,292)	(10,747,677)

Total Liabilities and Stockholders’ Deficit	30,747,272	25,838,569

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2007	2007	2006
	$	$	$
	(Restated – Note 19)	(Restated – Note 19)

Revenue	54,342	54,342	–

Operating Expenses

Depletion, depreciation and accretion	36,229	36,229	–
Depreciation – property and equipment	31,244	26,627	4,617
General and administrative	12,266,289	8,180,692	4,040,387
Impairment loss on oil and gas properties	2,299,212	1,281,499	1,017,713

Total Operating Expenses	14,632,974	9,525,047	5,062,717

Net Loss from Operations	(14,578,632)	(9,470,705)	(5,062,717)

Other Income (Expense)

Accretion of discounts on convertible debentures	(13,157,649)	(10,149,984)	(3,007,664)
Amortization of debt issue costs	(463,647)	(411,805)	(51,842)
Interest expense	(2,095,989)	(1,707,732)	(388,258)
Interest income	548,759	497,285	51,474
Unrealized gain on fair value of derivatives	28,805,111	16,960,972	11,844,139

Total Other Income (Expense)	13,636,585	5,188,736	9,447,849

Net Income (Loss) Before Discontinued Operations	(942,047)	(4,281,969)	3,385,132

Discontinued Operations	(32,471)	–	(30,000)

Net Income (Loss) for the Period	(974,518)	(4,281,969)	3,355,132

Net Income (Loss) Per Share – Basic

Continuing Operations		(0.21)	0.13
Discontinued Operations		–	–

		(0.21)	0.13

Net Income (Loss) Per Share – Diluted

Continuing Operations		(0.21)	0.12
Discontinued Operations		–	–

		(0.21)	0.12

Weighted Average Number of Shares Outstanding
Basic		20,582,000	26,057,000
Diluted		20,582,000	28,826,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from December 11, 2003 (Date of Inception) to January 31,	Year Ended January 31,	Year Ended January 31,
	2007	2007	2006
	$	$	$
	(Restated – Note 19)	(Restated – Note 19)

Operating Activities

Net loss	(974,518)	(4,281,969)	3,335,132

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of discount on convertible debentures	13,157,649	10,149,984	3,007,664
Amortization of debt issue costs	463,647	411,805	51,842
Depletion, depreciation and accretion	36,229	36,229	–
Depreciation - property and equipment	31,244	26,627	4,617
Donated consulting services and rent	11,400	–	3,000
Impairment loss on oil and gas properties	2,299,212	1,281,499	1,017,713
Stock-based compensation	9,293,755	5,825,356	3,468,399
Unrealized gain on fair value of derivatives	(28,805,111)	(16,960,972)	(11,844,139)

Changes in operating assets and liabilities

Prepaid expenses	(2,519,009)	(2,201,259)	(317,751)
Other receivables	(344,342)	(255,737)	(88,605)
Accounts payable	4,199,961	3,672,904	494,547
Accrued interest on convertible debentures	2,095,989	1,707,731	388,259
Accrued liabilities	466,112	(262,243)	724,605

Net Cash Provided by (Used in) Operating Activities	(587,782)	(850,045)	265,283

Investing Activities
Purchase of property and equipment	(98,336)	(24,453)	(73,883)
Oil and gas property expenditures	(23,346,023)	(15,295,942)	(8,050,080)

Net Cash Used in Investing Activities	(23,444,359)	(15,320,395)	(8,123,963)

Financing Activities
Proceeds from issuance of convertible debentures	31,000,000	5,000,000	26,000,000
Debt issue costs	(1,380,000)	(425,000)	(955,000)
Proceeds from issuance of common stock	231,123	–	80,000
Common stock returned	(20,000)	–	(20,000)

Net Cash Provided by Financing Activities	29,831,123	4,575,000	25,105,000

Increase (Decrease) in Cash and Cash Equivalents	5,798,982	(11,595,440)	17,246,320

Cash and Cash Equivalents – Beginning of Period	–	17,394,422	148,102

Cash and Cash Equivalents – End of Period	5,798,982	5,798,982	17,394,422

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	5,000,000	4,100,000	900,000

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from December 11, 2003 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Exploration
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance - December 11, 2003 (Date of Inception)	–	–	–	–	–	–	–

Issuance of common stock for cash at $0.000001 per share in December 2003	35,000,000	350	(300)	–	–	–	50

Donated management services and rent	–	–	–	1,200	–	–	1,200

Net loss for the period	–	–	–	–	–	(16,237)	(16,237)

Balance – January 31, 2004	35,000,000	350	(300)	1,200	–	(16,237)	(14,987)

Issuance of common stock for cash at $0.01 in January 2004	11,282,530	113	161,066	–	–	–	161,179

Share issuance costs	–	–	(10,106)	–	–	–	(10,106)

Donated management services and rent	–	–	–	7,200	–	–	7,200

Net loss for the year	–	–	–	–	–	(31,444)	(31,444)

Balance – January 31, 2005	46,282,530	463	150,660	8,400	–	(47,681)	111,842

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from December 11, 2003 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Exploration
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance – January 31, 2005	46,282,530	463	150,660	8,400	–	(47,681)	111,842

Shares returned for cancellation	(34,300,000)	(343)	343	–	–	–	–

Issuance of common stock for cash at $0.01 per share with related discount of $3,430,000 in May 2005	4,000,000	40	4,819,960	–	(4,780,000)	–	40,000

Issuance of common stock for cash at $0.01 per share with related discount of $3,430,000 in June 2005	4,000,000	40	4,819,960	–	(4,780,000)	–	40,000

Return of common stock	(2,000,000)	(20)	(2,719,980)	–	2,700,000	–	(20,000)

Issuance of common stock for investor relations services in at $1.58 September 2005	300,000	3	473,997	–	–	–	474,000

Fair value of stock options vested	–	–	621,066	–		–	621,066

Fair value of warrants issued with convertible debentures on June 14 and July 14, 2005	–	–	2,858,183	–	–	–	2,858,183

Fair value of beneficial conversion features of convertible debentures issued June 14 and July 14, 2005	–	–	3,141,817	–	–	–	3,141,817

Reclassification of original fair value of warrants issued with convertible debentures on June 14 and July 14, 2005	–	–	(2,858,183)	–	–	–	(2,858,183)

Reclassification of change in fair value of warrants issued with convertible debentures June 14 and July 14, 2005 to December 8, 2005	–	–	(11,307,823)		–	(17,218,794)	(28,526,617)

Balance – December 8, 2005	18,282,530	183	–	8400	(6,680,000)	(17,266,475)	(24,117,892)

Fair value of beneficial conversion features of convertible debentures and warrants issued December 28, 2005 and January 17 and 23, 2006	–	–	6,738,750	–	–	–	6,738,750

Issuance of common stock on conversion of convertible debentures on January 18, 2006	900,000	9	899,991	–	–	–	900,000

Amortization of deferred compensation	–	–	–	–	2,373,333	–	2,373,333

Donated management services and rent	–	–	–	3,000	–	–	3,000

Net income for the year	–	–	–	–	–	3,355,132	3,355,132

Balance – January 31, 2006	19,182,530	192	7,638,741	11,400	(4,486,667)	(13,911,343)	(10,747,677)

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from December 11, 2003 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Donated	Deferred	Exploration
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$
			(Restated – Note 19)			(Restated – Note 19)	(Restated – Note 19)

Balance – January 31, 2006	19,182,530	192	7,638,741	11,400	(4,486,667)	(13,911,343)	(10,747,677)

Issuance of common stock on conversion of convertible debenture at $1.00 per share in March 2006	700,000	7	699,993	–	–	–	700,000

Issuance of common stock on conversion of convertible debenture at $1.00 per share in June 2006	200,000	2	199,998	–	–	–	200,000

Issuance of common stock on conversion of convertible debenture at $1.00 per share in August 2006	400,000	4	399,996	–	–	–	400,000

Issuance of common stock on conversion of convertible debenture at $1.94 per share in September 2006	128,839	1	249,999	–	–	–	250,000

Issuance of common stock on conversion of convertible debenture at $1.17 per share in October 2006	729,012	7	849,993	–	–	–	850,000

Issuance of common stock on conversion of convertible debenture at $1.61 per share in November 2006	557,475	6	899,994	–	–	–	900,000

Issuance of common stock on conversion of convertible debenture at $1.00 per share in December 2006	300,000	3	299,997	–	–	–	300,000

Issuance of common stock on conversion of convertible debenture at $1.80 per share in January 2007	278,010	3	499,997	–	–	–	500,000

Amortization of deferred compensation	–	–	–	–	3,430,000	–	3,430,000

Elimination of deferred compensation pursuant to FAS 123R	–	–	(1,056,667)	–	1,056,667	–	–

Fair value of stock options vested	–	–	2,395,354	–	–	–	2,395,354

Net loss for the year	–	–	–	–	–	(4,281,969)	(4,281,969)

Balance – January 31, 2007 (Restated – Note 19)	22,475,866	225	13,077,395	11,400	–	(18,193,312)	5,104,292

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The Company has a working capital deficit of $16,326,960 as at January 31, 2007. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. The Company is committed to incur approximately $9,153,500 towards oil and gas expenditures and has $2,750,000 of convertible debentures maturing during the next twelve months. As at January 31, 2007, the Company had cash and cash equivalents of $5,798,982, and subsequently, the Company completed an additional equity financing and raised proceeds of $20,824,000. Refer to Note 17(a).

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

c)	Foreign Currency Translation

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

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss for the year ended January 31, 2007 is $224,064 higher than if it had continued to account for share-based compensation under APB No. 25, and basic and diluted loss per share for the year ended January 31, 2007 would have been $0.20 per share if APB No. 25 was still being used.

The following table illustrates the effect on net income per share as if the fair value method had been applied to all outstanding and vested awards for employees during the following period:

Year Ended January 31, 2006 $

Net income – as reported	3,335,132
Add: Stock-based compensation expense included in net loss - as reported	2,410,033
Deduct: Total stock-based compensation expense determined under fair value based method	(2,558,767)

Net income – pro forma	3,206,398

Net income per share:

Basic – as reported	0.13
Basic – pro forma	0.12

Diluted – as reported	0.12
Diluted – pro forma	0.11

r)	Recent Accounting Pronouncements

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

4.	Prepaid Expenses

The components of prepaid expenses are as follows:

	January 31, 2007 $	January 31, 2006 $

Prepaid investor relations expenses	–	177,750
Prepaid insurance	151,086	83,239
Prepaid joint-venture exploration costs	2,367,923	–
Other	–	56,763

Total prepaid expenses	2,519,009	317,752

5.	Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2007 Net Carrying Value $	January 31, 2006 Net Carrying Value $

Computer hardware	49,421	17,515	31,906	32,804
Furniture and equipment	33,861	8,697	25,164	29,573
Geophysical software	8,971	3,885	5,086	6,889
Leasehold Improvements	6,083	1,148	4,935	-
	98,336	31,245	67,091	69,266

6.	Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	January 31,	January 31,
	2007 $	2006 $

Proved Properties

Exploration costs	2,965,420	1,017,713
Less:
Accumulated depletion	(36,229)	-
Impairment costs	(2,299,212)	(1,017,713)
	629,979	-

Unproven Properties

Acquisition costs	14,405,798	5,100,663
Exploration costs	6,065,718	1,964,704

	20,471,516	7,065,367
Net Carrying Value	21,101,495	7,065,367

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

The Company's depletion expense is $14.81 per barrel of oil equivalent for the year ended January 31, 2007.

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	January 31, 2007 $	January 31, 2006 $

Alberta	6,808,802	3,411,863
Arkansas	7,569,101	–
Rocky Mountains (Colorado, Montana, Wyoming)	2,187,391	2,370,199
Texas	3,906,222	1,283,305
	20,471,516	7,065,367

7.	Accrued Liabilities

The components of accrued liabilities are as follows:

	January 31, 2007 $	January 31, 2006 $

Oil and gas expenditures	466,112	725,855
Professional fees	-	2,500
Total accrued liabilities	466,112	728,355

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

8.	Asset Retirement Obligations

	January 31, 2007 $	January 31, 2006 $

Beginning asset retirement obligations	33,000	–
Additions related to new properties	–	–
Liabilities incurred	56,446	33,000
Deletions related to property disposals	–	–
Accretion	1,467	–
Total asset retirement obligations	90,913	33,000

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $731,250 was charged to accretion expense. During the year ended January 31, 2007, a principal amount of $2,350,000 was converted into 2,350,000 shares of common stock. The unamortized discount on the converted debentures of $1,171,875 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $515,625 resulting from the difference between the stated value and carrying value at the date of issuance. To January 31, 2007, accrued interest of $609,140 (2006 - $299,901) has been included in accrued liabilities, and accumulated accretion expense of $5,484,375 (2006 - $2,493,749) has increased the carrying value of the convertible debentures to $2,234,374 (2006 - $1,593,750) (net of conversions of $3,250,000). Refer to Note 18(c).

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 9(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. During the year ended January 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $13,170,000 (2006 - Loss of $7,763,400) and as at January 31, 2007, the fair value of the derivative liability was $10,451,400 (2006 - $23,621,400).

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 10 and 19) related to the convertible debentures equal to the fair values of the conversion feature of $10,151,918 and an equivalent discount on the debentures of $10,151,918. The carrying value of the convertible debentures will be accreted to the face value of $13,250,000 to maturity. To January 31, 2007, accrued interest of $693,699 (2006 - $45,205) has been included in accrued liabilities, and $4,056,724 (2006 - $230,809) has been accreted increasing the carrying value of the convertible debentures to $7,154,808 (2006 - $2,813,470) (net of conversions of $1,750,000). During the year ended January 31, 2007, a principal amount of $1,750,000 was converted into 943,336 shares of common stock. The unamortized discount on the respective convertible debentures of $847,164 was charged to accretion expense. During the year ended January 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $2,075,722 (2006 - $2,534,739), recognized a derivative liability of $2,734,579 related to the third $5,000,000 convertible debenture installment issued June 1, 2006 and as at January 31, 2007, the fair value of the derivative liability was $5,541,457 (2006 - $4,882,600). Refer to Note 18(c).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 10 and 18) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To January 31, 2007, accrued interest of $793,150 (2006 - $43,151) has been included in accrued liabilities, and $3,616,550 (2006 - $283,106) has been accreted increasing the carrying value of the Convertible Debentures to $3,616,550 (2006 - $283,106). During the year ended January 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $1,715,250 (2006 - $1,546,000) and as at January 31, 2007, the fair value of the derivative liability was $nil (2006 - $1,715,250).

10.	Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 9. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuance and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the period ended January 31, 2007 as described in Note 19.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

10.	Derivative Liabilities (continued)

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features issued during the year and as at January 31, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Assumptions at:
June 1, 2006	73%	5.02%	–	3.00

Weighted Average Assumptions at:
January 31, 2007	74%	4.94%	–	2.07

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at January 31, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
January 31, 2007	62%	4.21%	-	1.14

During the year ended January 31, 2007, the Company recorded a gain on derivatives of $16,960,972 equal to the difference in the fair value of the derivatives at January 31, 2006 and January 31, 2007, adjusted for the June 1, 2006 debenture derivatives fair value at issuance.

11.	Related Party Transactions

a)	The Company paid the former Secretary of the Company $18,000 during the year ended January 31, 2006 for consulting services provided.

b)	During the year ended January 31, 2007, the Company incurred $40,000 (2006 - $10,000) in director’s fees.

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

12.	Common Stock

During the year ended January 31, 2007

(a)	In January 2007, the Company issued 278,010 shares of common stock upon the conversion of convertible debentures with a principal amount of $500,000.

(b)	In December 2006, the Company issued 300,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $300,000.

(c)	In November 2006, the Company issued 557,475 shares of common stock upon the conversion of convertible debentures with a principal amount of $900,000.

(d)	In October 2006, the Company issued 729,012 shares of common stock upon the conversion of convertible debentures with a principal amount of $850,000.

(e)	In September 2006, the Company issued 128,839 shares of common stock upon the conversion of convertible debentures with a principal amount of $250,000.

(f)	In August 2006, the Company issued 400,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $400,000.

(g)	In June 2006, the Company issued 200,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $200,000.

(h)	In March 2006, the Company issued 700,000 shares of common stock upon the conversion of convertible debentures with a principal amount of $700,000.

During the year ended January 31, 2006

(i)	On January 18, 2006, the Company issued 900,000 shares of common stock upon the conversion of a convertible debenture with a principal amount of $900,000.

(j)	On September 22, 2005, the Company issued 300,000 shares of common stock at a fair value of $474,000 for investor relations services to be provided over a term of one year.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

13.	Stock Options

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

14.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price $

Balance, January 31, 2005	–	–
Issued	7,250,000	1.69
Balance, January 31, 2006	7,250,000	1.69
Expired	(1,250,000)	5.00
Balance, January 31, 2007	6,000,000	1.00

As at January 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	$1.00	June 15, 2008

15.	Commitment

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

2008	$ 143,482
2009	179,754
2010	179,754
2011	179,754
2012	179,754
$ 862,498

16.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal, state and Canadian income tax rates to earnings (loss) before income taxes.

The reconciliation of the provision for income taxes attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense as reported is as follows:

	2007 $	2006 $

Income tax benefit	6,418,000	2,886,000
Accretion of convertible debentures	(2,536,000)	(967,000)
Non-deductible stock-based compensation	(838,000)	(1,147,000)
Impairment of oil and gas properties	(449,000)	–
Other	(13,000)	4,000
Unrecognized tax losses	(2,582,000)	(776,000)
Provision for income taxes	–	–

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

16.	Income Taxes (continued)

The significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates as at January 31, 2007 and 2006 are as follows:

	2007 $	2006 $

Deferred income tax assets
Resource properties	805,000	356,000
Net losses carried forward	2,930,000	419,950
Gross deferred income tax assets	3,735,000	775,950
Valuation allowance	(3,735,000)	(775,950)
Net deferred income tax asset	–	–

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

17.	Segment Disclosures

The Company operates as one operating segment which is oil and gas exploration and development. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

18.	Subsequent Events

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

19.	Restatement

The Company has restated its consolidated financial statements for the fiscal period ended January 31, 2007 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black-Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 9(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 9(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the classification date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

19.	Restatement (continued)

The accompanying consolidated financial statements for the period ended January 31, 2007 have been restated to effect the changes described above as follows:

	January 31, 2007 As Reported $	Adjustment $		January 31, 2007 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	2,734,579	(a)
		(16,960,972	)(b)
		30,219,250	(d)	15,992,857

Long-Term Liabilities
Convertible Debentures	15,077,563	(2,594,635	)(a)
		2,904,407	(c)
		(4,615,977	)(d)	10,771,358

Stockholders’ Deficit
Additional Paid-In Capital	33,201,708	(139,944	)(a)
		(19,984,369	)(d)	13,077,395

Deficit Accumulated During the Development Stage	(26,630,973)	16,960,972	(b)
		(2,904,407	)(c)
		(5,618,904,	)(d)	(18,193,312)

(a)	To record fair values of derivative liabilities upon issuance of convertible debentures and reduction of additional paid-in capital for the reversal of the beneficial conversion feature.

(b)	To record change in fair values of derivative liabilities.

(c)	To record effect of fair value of conversion features and detachable warrants on accretion.

(d)	To record cumulative effect of prior period restatements.

	Year Ended January 31, 2007 As Reported $	Adjustment $		Year Ended January 31, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(7,245,577)	(2,904,407	)(a)	(10,149,984)

Unrealized gain on fair value of derivatives	-	16,960,972	(b)	16,960,972

Net loss for the year	(18,338,534)	(2,904,407	)(a)
		16,960,972	(b)	(4,281,969)

Net Loss Per Share – Basic and Diluted	(0.89)			(0.21)

(a)	To record effect of fair value of conversion features and detachable warrants on accretion.

(b)	To record gain on derivatives based upon fair values as at January 31, 2007.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

19.	Restatement (continued)

	Accumulated from December 11, 2003 (Date of Inception) to January 31, 2007 As Reported $	Adjustment $		Accumulated from December 11, 2003 (Date of Inception) to January 31, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(10,008,993)	(2,904,407	)(a)
		(244,249	)(c)	(13,157,649)

Unrealized gain on fair value of derivatives	-	16,960,972	(b)
		11,844,139	(c)	28,805,111

Net loss for the period	(26,630,973)	(2,904,407	)(a)
		16,960,972	(b)
		11,599,890	(c)	(974,518)

(a)	To record effect of fair value of conversion features and detachable warrants on accretion.

(b)	To record gain on derivatives based upon fair values as at January 31, 2007.

(c)	To record cumulative effect of prior period restatements.

Adjustments related to the accounting for the convertible debentures and derivative liabilities for the year ended January 31, 2007 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash provided by (used in) operating activities changed, the net cash provided by (used in) operating activities did not change.

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
Chief Operating Officer and Vice-President Engineering, Chief Operating Officer and Vice-President Engineering – Elmworth Energy Corporation, Chief Operating Officer and Vice-President Engineering – Triangle USA Petroleum Corporation

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Gustafson, CEO, Principal Executive Officer	2007	$153,000						$763	$153,763
Ron Hietala, President of Elmworth Energy Corporation	2007	$240,000							$240,000
Aly Musani, CFO	2007	$120,00	$17,500					$6,278	$143,778

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Aly Musani	200,000	0	0	$3.51	November 14, 2010	0	0	0	0
Troy Wagner	120,000	180,000	0	$2.90	July 29, 2011	0	0	0	0
Steven Holditch	120,000	80,000	0	$3.23	August 5, 2010	0	0	0	0
Steven Holditch	80,000	120,000	0	$4.55	February 21, 2011	0	0	0	0

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name and Position	Number of Units

Steve Holditch – Director	200,000
Troy Wagner – Chief Operating Officer	300,000
Andre Prefontaine – Employee	100,000
Brad Hayes – Consultant	100,000

Executives as a Group (1 person)	300,000

Non-Executive Directors as a Group (1 person)	200,000

Non-Executive Officer Employees and Consultants as a Group (2 persons)	200,000

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