Form 10-Q/A
period 2007-04-30
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. However, this Form 10-Q/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2007 $ (unaudited)	January 31, 2007 $
	(Restated - Note 16)

ASSETS

Current Assets

Cash and cash equivalents	20,659,532	5,798,982
Prepaid expenses (Note 3)	775,009	2,519,009
Other receivables	943,053	344,342

Total Current Assets	22,377,594	8,662,333

Debt Issue Costs, net	798,644	916,353

Property and Equipment (Note 4)	68,966	67,091

Oil and Gas Properties (Note 5)	26,196,805	21,101,495

Total Assets	49,442,009	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,061,106	4,199,961
Accrued interest on convertible debentures	2,478,338	2,095,989
Accrued liabilities (Note 6)	2,512,979	466,112
Derivative liabilities (Note 9)	13,962,253	15,992,857
Convertible debentures, current portion, less unamortized discount of $115,625 and $515,626, respectively (Note 8(a))	1,734,375	2,234,374

Total Current Liabilities	22,749,051	24,989,293

Asset Retirement Obligations (Note 7)	113,837	90,913

Convertible Debentures, less unamortized discount of $10,537,916 and $12,178,642, respectively (Note 9)	11,712,084	10,771,358

Total Liabilities	34,574,972	35,851,564

Contingencies and Commitments (Notes 1, 5 and 13)
Subsequent Events (Note 15)

Stockholders’ Equity (Deficit)

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 34,261,757 shares (January 31, 2007 - 22,475,866 shares)	343	225

Additional Paid-In Capital	35,910,819	13,077,395

Donated Capital	11,400	11,400

Deficit Accumulated During the Exploration Stage	(21,055,525)	(18,193,312)

Total Stockholders’ Equity (Deficit)	14,867,037	(5,104,292)

Total Liabilities and Stockholders’ Equity (Deficit)	49,442,009	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to April 30,	Three Months Ended April 30,	Three Months Ended April 30,
	2007	2007	2006
	$	$	$
	(Restated – Note 16)	(Restated – Note 16)

Revenue	150,986	96,644	-

Operating Expenses

Oil and gas production	30,363	30,363	-
Depletion, depreciation and accretion	111,697	75,468	-
Depreciation – property and equipment	38,024	6,780	5,780
General and administrative	14,494,777	2,228,488	2,149,427
Impairment loss on oil and gas properties	2,299,212	-	-

Total Operating Expenses	16,974,073	2,341,099	2,155,207

Net Loss from Operations	(16,823,087)	(2,244,455)	(2,155,207)

Other Income (Expense)

Accretion of discounts on convertible debentures	(15,498,375)	(2,340,726)	(2,446,917)
Amortization of debt issue costs	(581,355)	(117,708)	(82,291)
Interest expense	(2,478,340)	(382,351)	(396,630)
Interest income	741,182	192,423	108,726
Unrealized gain on fair value of derivatives	30,835,715	2,030,604	4,536,367

Total Other Income (Expense)	13,018,827	(617,758)	1,719,255

Net Loss Before Discontinued Operations	(3,804,260)	(2,862,213)	(435,952)

Discontinued Operations	(32,471)	-	-

Net Loss for the Period	(3,836,731)	(2,862,213)	(435,952)

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(21,055,525)

Net Loss Per Share – Basic and Diluted		(0.09)	(0.02)

Weighted Average Number of Shares Outstanding		30,579,000	19,575,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2007	2006
	$	$
	(Restated – Note 16)

Operating Activities

Net loss	(2,862,213)	(435,952)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debentures	2,340,726	2,446,917
Amortization of debt issue costs	117,708	82,291
Depletion, depreciation and accretion	75,468	–
Depreciation – property and equipment	6,780	5,780
Stock-based compensation	1,625,536	1,597,368
Unrealized gain on fair value of derivatives	(2,030,604)	(4,536,367)

Changes in operating assets and liabilities

Prepaid expenses	1,744,000	(190,675)
Other receivables	(598,711)	(96,018)
Accounts payable	(2,138,855)	65,724
Accrued interest on convertible debentures	382,351	396,630
Accrued liabilities	(466,112)	(202,725)

Net Cash Used by Operating Activities	(1,803,926)	(867,027)

Investing Activities
Purchase of property and equipment	(8,655)	(18,000)
Oil and gas property expenditures	(2,634,875)	(1,191,769)

Net Cash Used by Investing Activities	(2,643,530)	(1,209,769)

Financing Activities
Proceeds from issuance of common stock	20,824,000	–
Common stock issuance costs	(1,515,994)	–

Net Cash Provided by Financing Activities	19,308,006	–

Increase (Decrease) in Cash and Cash Equivalents	14,860,550	(2,076,796)

Cash and Cash Equivalents – Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents – End of Period	20,659,532	15,317,626

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	1,900,000	700,000

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. At April 30, 2007, the Company had a working capital deficit of $371,457, and has incurred losses of $3,826,731 since inception on December 11, 2003. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. During the three month period ended April 30, 2007, the Company issued 10,412,000 shares of common stock for net proceeds of $19,308,006. The Company is committed to incur approximately $8,154,068 towards oil and gas expenditures and has $1,850,000 of convertible debentures maturing during the next twelve months. As at April 30, 2007, the Company had cash and cash equivalents of $20,659,532.

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

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on May 1, 2007 with the SEC.

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

i)	Derivative Liabilities

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

r)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Prepaid Expenses

The components of prepaid expenses are as follows:

	April 30, 2007 $	January 31, 2007 $

Prepaid insurance	23,950	151,086
Prepaid joint-venture exploration costs	668,392	2,367,923
Other	82,667	–

Total prepaid expenses	775,009	2,519,009

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2007 Net Carrying Value $	January 31, 2007 Net Carrying Value $

Computer hardware	53,391	21,632	31,759	31,906
Furniture and equipment	36,881	10,390	26,491	25,164
Geophysical software	8,971	4,551	4,420	5,086
Leasehold Improvements	7,748	1,452	6,296	4,935

	106,991	38,025	68,966	67,091

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

(c)
The Company, through a series of Joint Venture agreements with different parties, has $5,212,243 (January 31, 2007 – $6,808,802) of unproven oil and gas expenditures in Alberta, Canada. In respect to these unproven oil and gas expenditures, the Company has expended $398,349 (January 31, 2007 – $443,759) to acquire land, $2,022,477 (January 31, 2007 – $2,031,168) for geological and geophysical expenditures, and $2,791,417 (2007 – $4,333,875) for drilling related costs. The Company anticipates these expenditures will be subject to amortization prior to January 31, 2008.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

6.	Accrued Liabilities

The components of accrued liabilities are as follows:

	April 30, 2007 $	January 31, 2007 $

Oil and gas expenditures	2,512,979	466,112

7.	Asset Retirement Obligations

	April 30, 2007 $	January 31, 2007 $

Beginning asset retirement obligations	90,913	33,000
Additions related to new properties	–	–
Liabilities incurred	21,000	56,446
Deletions related to property disposals	–	–
Accretion	1,924	1,467
Total asset retirement obligations	113,837	90,913

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $731,250 was charged to accretion expense. During the year ended January 31, 2007, debentures with a principal amount of $2,350,000 were converted into 2,350,000 shares of common stock. The unamortized discount on the converted debentures of $1,171,875 was charged to accretion expense. During the three month period ended April 30, 2007, debentures with a principal amount of $900,000 were converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $168,750 was charged to accretion expense. The Company will record interest expense over the term of the remaining convertible debentures of $115,625 resulting from the difference between the stated value and carrying value at the date of issuance. To April 30, 2007, accrued interest of $651,934 (January 31, 2007 - $609,140) has been included in accrued liabilities, and accumulated accretion expense of $5,884,375 has increased the carrying value of the convertible debentures to $1,734,375 (January 31, 2007 - $2,234,374) (net of conversions of $4,150,000).

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 9(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. On April 30, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $2,377,800 (April 30, 2006 - $4,267,800) and as at April 30, 2007, the fair value of the derivative liability was $8,073,600 (January 31, 2007 - $10,451,400).

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 10 and 17) related to the convertible debentures equal to the fair values of the conversion feature of $7,417,339 and an equivalent discount on the debentures of $7,417,339. During the year ended January 31, 2007, a principal amount of $1,750,000 was converted into 943,336 shares of common stock. During the three month period ended April 30, 2007, debentures with a principal amount of $1,000,000 were converted into 473,891 shares of common stock. The unamortized discount on the converted debentures of $424,957 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $12,250,000 to maturity. To April 30, 2007, accrued interest of $850,377 (January 31, 2007 - $693,699) has been included in accrued liabilities and $5,184,665 (January 31, 2007 - $4,056,724) has been accreted increasing the carrying value of the convertible debentures to $7,282,749 (January 31, 2007 - $7,154,808) (net of conversions of $2,750,000). On April 30, 2007, the Company recorded a loss on the change in fair value of the derivative liability of $347,196 (April 30, 2006 - $622,933) and as at April 30, 2007, the fair value of the derivative liability was $5,888,653 (January 31, 2007 - $5,541,457).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 10 and 17) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To April 30, 2007, accrued interest of $976,027 (January 31, 2007 - $793,150) has been included in accrued liabilities, and $4,429,335 (January 31, 2007– $3,616,550) has been accreted increasing the carrying value of the convertible debentures to $4,429,335 (January 31, 2007 – $3,616,550). On April 30, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $nil (April 30, 2006 - $891,500) and as at April 30, 2007, the fair value of the derivative liability was $nil (January 31, 2007 - $nil).

9.	Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 9. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuance and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the period ended April 30, 2006 and 2007 as described in Note 17.

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features as at April 30, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
April 30, 2007	72%	4.60%	–	1.85

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at April 30, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
April 30, 2007	72%	4.89%	–	1.13

During the three month period ended April 30, 2007, the Company recorded a gain on derivatives of $2,030,604 (2006 - $4,536,367) equal to the difference in the fair value of the derivatives at January 31, 2007 and April 30, 2007.

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, January 31, 2007	1,630,000	2.78

Granted	–	–
Forfeited	–	–

Outstanding, April 30, 2007	1,630,000	2.78	3.64	9,000

Exercisable, April 30, 2007	1,124,000	3.41	3.54	3,600

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

11.	Stock Options (continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006

Expected dividend yield	–	0%
Expected volatility	–	171%
Expected life (in years)	–	2.5
Risk-free interest rate	–	4.47%

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

A summary of the status of the Company’s nonvested shares as of April 30, 2007, and changes during the period ended April 30 2007, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value $
Nonvested shares

Nonvested at February 1, 2007	782,000	2.80

Granted	–	–
Forfeited	–	–
Vested	(276,000)	2.78
Nonvested at April 30, 2007	506,000	2.80

12.	Share Purchase Warrants

As at April 30, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	$1.00	June 15, 2008

13.	Commitment

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

16.	Restatement

The Company has restated its consolidated financial statements for the fiscal period ended April 30, 2007 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black-Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 9(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 9(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

16.	Restatement (continued)

The accompanying consolidated financial statements for the period ended April 30, 2007 have been restated to effect the changes described above as follows:

	April 30, 2007 As Reported $	Adjustment $		April 30, 2007 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	(2,030,604)	(a)
		15,992,857	(c)	13,962,253

Long-Term Liabilities
Convertible Debentures	15,125,056	893,232	(b)
		(4,306,204)	(c)	11,712,084

Stockholders’ Deficit
Additional Paid-In Capital	56,035,132	(20,124,313)	(c)	35,910,819

Deficit Accumulated During the Development Stage	(30,630,558)	2,030,604	(a)
		(893,232)	(b)
		8,437,661	(c)	(21,055,525)

(a) To record change in fair values of derivative liabilities.

(b) To record effect of fair value of conversion features and detachable warrants on accretion.

(c) To record cumulative effect of prior period restatements.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

16.	Restatement (continued)

	Three Months Ended April 30, 2007 As Reported $	Adjustment $		Three Months Ended April 30, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(1,447,494)	(893,232)	(a)	(2,340,726)

Unrealized gain on fair value of derivatives	–	2,030,604	(b)	2,030,604

Net loss for the period	(3,999,585)	(893,232)	(a)
		2,030,604	(b)	(2,862,213)

Net Loss Per Share – Basic and Diluted	(0.13)			(0.09)

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record loss on derivatives based upon fair values as at April 30, 2007.

	Accumulated from December 11, 2003 (Date of Inception) to April 30, 2007 As Reported $	Adjustment $		Accumulated from December 11, 2003 (Date of Inception) to April 30, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(11,456,487)	(893,232)	(a)
		(3,148,656)	(c)	(15,498,375)

Unrealized gain on fair value of derivatives	–	2,030,604	(b)
		28,805,111	(c)	30,835,715

Net loss for the period	(30,630,558)	(893,232)	(a)
		2,030,604	(b)
		25,656,455	(c)	(3,836,731)

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record loss on derivatives based upon fair values as at April 30, 2007.

(c) To record cumulative effect of prior period restatements.

Adjustments related to the classification of and accounting for the convertible debentures and derivative liabilities for the period ended April 30, 2007 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash used in operating activities changed, the net cash used in operating activities did not change.

ITEM2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

As at April 30, 2007, we had a working capital deficit of $371,457 resulting primarily from a $13,962,253 non-cash derivative liability and $4,574,085 of payables offset our cash and cash equivalents of $20,659,532. For the three months ended April 30, 2007, we had net cash outflow from operating activities of $1,803,926. Cash used in investing activities totaled $2,643,530 for the three months ended April 30, 2007, which was used to fund Triangle USA’s share of costs relating to the first vertical well drilled in Fayetteville Shale Project in the Arkoma Basin, as well as remaining capital commitments for the three Deep Basin gas wells drilled in Alberta during the winter of 2007. Cash provided by financing activities totaled $19,308,006 for the three months ended April 30, 2007. On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000.

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

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Accordingly, we have received a total of $6,000,000 pursuant to the securities purchase agreement and issued 6,000,000 warrants. As of April 30, 2007, all of the warrants remained outstanding and were marked to market with a fair value of $8,073,600 (January 31, 2007 - $10,451,400), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debenture is due and payable on June 10, 2007. The principal and accrued interest on the convertible debenture may be converted into shares of our common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock. As of May 23, 2007, $1,102,000 of the issued debentures were outstanding and $4,898,000 had been converted. As of April 30, 2007, $1,850,000 (January 31, 2007 - $2,750,000) of the issued debentures were outstanding and $4,150,000 (January 31, 2007 - $3,250,000) had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $6,000,000 against the convertible debenture liability on the balance sheet, with $3,141,817 being recorded to additional paid in capital and $2,858,183 being recorded to additional paid in capital at the time the convertible debentures were issued, which was reclassified to derivative liabilities on December 8, 2008. The carrying value of the convertible debentures liability on the balance sheet as at April 30, 2007 has been accreted to $1,734,375 (January 31, 2007 - $2,234,374).

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

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of May 23, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $2.08 and, therefore, the conversion price for the secured convertible notes was $1.872. Based on this conversion price, the $11,500,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 6,143,163 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of May 23, 2007, $3,500,000 of the debenture had been converted into 1,812,762 shares of common stock and $11,500,000 remained outstanding. As of April 30, 2007, $12,250,000 (January 31, 2007 - $13,250,000) of the issued debentures were outstanding and $2,750,000 (January 31, 2007 - $1,750,000) had been converted. Since the conversion feature had a fair value of $10,151,918 at the time the convertible debentures were issued, we recognized a discount of $10,151,918 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at April 30, 2007 has been accreted to $7,282,749 (January 31, 2007 - $7,154,808). As of April 30, 2007, the conversion features were marked to market with a fair value of $5,888,653 (January 31, 2007 - $5,541,457), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

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

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of April 30 and May 23, 2007, all $10,000,000 of the issued debentures were outstanding and none had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the balance sheet as at April 30, 2007 has been accreted to $4,429,335 (January 31, 2007 - $3,616,550).

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company, under the supervision and with the participation of its management, including the principal executive officer and recently appointed principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Quarterly Report on Form 10-Q due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible debentures and warrants (collectively, the “Securities”) in various private placements over the last two years. This restatement is required to properly reflect the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $4,281,969 for the year ended January 31, 2007. For the three months ended April 30, 2007, we incurred a net loss of $2,862,213. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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