Form 10-Q/A
period 2007-07-31
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Consolidated balance sheets at July 31, 2007 (unaudited) and January 31, 2007	5

		Consolidated statements of operations for the three and six months ended July 31, 2007 and 2006 and accumulated from December 11, 2003 (date of inception) to July 31, 2007 (unaudited)	6

		Consolidated statements of cash flows for the six months ended July 31, 2007 and 2006 (unaudited)	7

		Notes to unaudited consolidated financial statements	8 - 22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	38
	ITEM 1A	Risk factors	38
	ITEM 2	Unregistered sales of equity securities and use of proceeds	39
	ITEM 3	Defaults upon senior securities	40
	ITEM 4	Submission of matters to a vote of security holders	40
	ITEM 5	Other information	40
	ITEM 6	Exhibits	40

	SIGNATURES		41

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2007 $	January 31, 2007 $
	(Unaudited)
	(Restated Note -17)

ASSETS

Current Assets

Cash and cash equivalents	17,287,642	5,798,982
Prepaid expenses (Note 3)	280,916	2,519,009
Other receivables	845,120	344,342

Total Current Assets	18,413,678	8,662,333

Debt Issue Costs, net	685,000	916,353

Property and Equipment (Note 4)	77,153	67,091

Oil and Gas Properties (Note 5)	24,364,524	21,101,495

Total Assets	43,540,355	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,317,348	4,199,961
Accrued interest on convertible debt	2,156,677	2,095,989
Accrued liabilities (Note 6)	2,688,264	466,112
Derivative liabilities (Note 9)	10,947,261	15,992,857
Convertible debentures, current portion, less unamortized discount of $nil and $515,626, respectively (Note 8(a))	-	2,234,374

Total Current Liabilities	17,109,550	24,989,293

Asset Retirement Obligations (Note 7)	275,014	90,913

Convertible Debentures, less unamortized discount of $8,385,734 and $12,478,642, respectively (Note 8)	12,114,266	10,771,358

Total Liabilities	29,498,830	35,851,564

Contingencies and Commitments (Notes 1 and 14)
Subsequent Event (Note 1+)

Stockholders’ Equity

Common Stock (Note 11)
Authorized: 100,000,000 shares, par value $0.00001 Issued: 37,113,602 shares (January 31, 2007 - 22,475,866 shares)	371	225

Additional Paid-In Capital	40,050,268	13,088,795

Deficit Accumulated During the Exploration Stage	(26,009,114)	(18,193,312)

Total Stockholders’ Equity	14,041,525	5,104,292

Total Liabilities and Stockholders’ Equity	43,540,355	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to July 31,	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2007	2007	2006	2007	2006
		$$		$$	$
	(Restated Note -17)	(Restated Note -17)		(Restated Note -17)

Revenue	295,283	144,297	-	240,941	-

Operating Expenses

Oil and gas production	121,517	91,154	-	121,517	-
Depletion, depreciation and accretion	247,418	135,721	-	211,189	-
Depreciation - property and equipment	52,858	14,834	6,458	21,614	12,238
General and administrative	15,989,936	1,495,159	2,464,697	3,723,647	4,614,124
Impairment loss on oil and gas properties	6,190,615	3,891,403	44,937	3,891,403	44,937

Total Operating Expenses	22,602,344	5,628,271	2,516,092	7,969,370	4,671,299

Net Loss from Operations	(22,307,061)	(5,483,974)	(2,516,092)	(7,728,429)	(4,671,299)

Other Income (Expense)

Accretion of discounts on convertible debentures	(17,766,183)	(2,267,808)	(2,250,714)	(4,608,534)	(4,697,631)
Amortization of debt issue costs	(695,000)	(113,645)	(94,099)	(231,353)	(176,389)
Interest expense	(2,784,737)	(306,397)	(442,258)	(688,748)	(838,889)
Interest income	944,425	203,243	170,030	395,666	278,756
Unrealized gain on fair value of derivatives	33,850,707	3,014,992	5,040,582	5,045,596	9,576,949

Total Other Income (Expense)	13,549,212	530,385	2,423,541	(87,373)	4,142,796

Net Loss Before Discontinued Operations	(8,757,849)	(4,953,589)	(92,551)	(7,815,802)	(528,503)

Discontinued Operations	(32,471)	-	-	-	-

Net Loss for the Period	(8,790,320)	(4,953,589)	(92,551)	(7,815,802)	(528,503)

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(26,009,114)

Net Loss Per Share

Basic and Diluted		(0.15)	-	(0.22)	(0.03)

Weighted Average Number of Shares Outstanding		33,344,000	20,013,000	36,019,000	19,487,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,
	2007	2006
	$	$
	(Restated Note -17)

Operating Activities

Net loss	(7,815,802)	(528,503)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	4,608,534	4,697,631
Amortization of debt issue costs	231,353	176,389
Depletion, depreciation and accretion	211,189	-
Depreciation - property and equipment	21,614	12,238
Impairment loss on oil and gas properties	3,891,403	-
Stock-based compensation	2,153,614	3,562,145
Unrealized gain on fair value of derivatives	(5,045,596)	(9,576,949)

Changes in operating assets and liabilities:

Prepaid expenses	(49,853)	-
Other receivables	(45,633)	207,257
Accounts payable	209,412	(281,735)
Accrued interest on convertible debentures	60,688	-
Accrued liabilities	224,234	-
Due to related parties	-	6,912

Net Cash Used in Operating Activities	(1,344,843)	(1,724,615)

Investing Activities
Purchase of property and equipment	(31,676)	(20,879)
Oil and gas property expenditures	(8,165,422)	(2,259,157)
Proceeds received from sale of oil and gas properties	983,902	-

Changes in investing assets and liabilities	738,693	1,008,036

Net Cash Used in Investing Activities	(6,474,503)	(1,272,000)

Financing Activities
Proceeds from issuance of common stock	20,824,000	5,000,000
Common stock issuance costs	(1,515,994)	(425,000)

Net Cash Provided in Financing Activities	19,308,006	4,575,000

Increase in Cash and Cash Equivalents	11,488,660	1,578,385

Cash and Cash Equivalents - Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents - End of Period	17,287,642	18,972,807

Non-cash Investing and Financing Activities:

Common stock issued for conversion of debentures	5,500,000	900,000

Supplemental Disclosures:

Interest paid	628,058	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The Company has incurred losses of $8,790,320 since inception on December 11, 2003 to July 31, 2007. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. During the six month period ended July 31, 2007, the Company issued 10,462,000 shares of common stock for net proceeds of $19,308,006. The Company’s oil and gas capital expenditures over the next twelve months are expected to be approximately $14,800,000. As at July 31, 2007, the Company had cash and cash equivalents of $17,287,642.

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

p)    Concentration of Risk

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

s)    Recently Issued Accounting Pronouncements

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

t)     Recently Adopted Accounting Pronouncements

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

t)    Recently Adopted Accounting Pronouncements (continued)

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

        u)     Reclassifications

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

4.     Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2007 Net Carrying Value $	January 31, 2007 Net Carrying Value $

Computer hardware	66,229	26,940	39,289	31,906
Furniture and equipment	47,438	12,775	34,663	25,164
Geophysical software	8,000	5,218	2,782	5,086
Leasehold improvements	7,927	7,508	419	4,935

	129,594	52,441	77,153	67,091

5.     Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	July 31,	January 31,
	2007 $	2007 $

Proved Properties

Exploration costs	8,882,540	2,965,420
Less:
Accumulated depletion	(244,625)	(36,229)
Impairment costs	(6,190,615)	(2,299,212)

	2,447,300	629,979

Unproven Properties

Acquisition costs	15,111,414	14,405,798
Exploration costs	6,805,810	6,065,718

	21,917,224	20,471,516

Net Carrying Value	24,364,524	21,101,495

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

8.     Convertible Debentures (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $731,250 was charged to accretion expense. During the year ended January 31, 2007, a principal amount of $2,350,000 was converted into 2,350,000 shares of common stock. The unamortized discount on the converted debentures of $1,171,875 was charged to accretion expense. During the six month period ended July 31, 2007, a principal amount of $2,750,000 was converted into 2,750,000 shares of common stock. The unamortized discount on the converted debenture of $284,375 was charged to accretion expense. As at July 31, 2007, all of these $6,000,000 convertible debentures were converted into common stock of the company, as such the carrying value of the convertible debentures was $nil (January 31, 2007 - $2,234,374). On June 21, 2007, accrued interest of $628,058 was paid.

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 8(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. During the six months ended July 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $3,860,400 (July 31, 2006 - $10,148,400) and as at July 31, 2007, the fair value of the derivative liability was $6,591,000 (January 31, 2007 - $10,451,400).

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

8.     Convertible Debentures (continued)

In accordance with the Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $2,697,057 as additional paid-in favor of the term of convertible debentures or Security Agreements, the investor has the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements.

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 9 and 17) related to the convertible debentures equal to the fair values of the conversion feature of $10,151,918 and an equivalent discount on the debentures of $10,151,918. During the year ended January 31, 2007, a principal amount of $1,750,000 was converted into 943,336 shares of common stock. The unamortized discount on the converted debentures of $847,164 was charged to accretion expense. During the six month period ended July 31, 2007, a principal amount of $2,750,000 was converted into 1,425,736 shares of common stock. The unamortized discount on the converted debentures of $1,090,765 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $10,500,000 to maturity. To July 31, 2007, the Company accrued interest of $991,610 (January 31, 2007 - $693,699) has been included in accrued liabilities. To July 31, 2007, accumulated accretion of $6,496,664 (January 31, 2007 - $4,056,724) has increased the carrying value of the convertible debentures to $6,844,747 (January 31, 2007 - $7,154,808) (net of conversions of $4,500,000). During the six months ended July 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $1,185,196 (July 31, 2006 - $2,086,201) and as at July 31, 2006, the fair value of the derivative liability was $4,356,262 (January 31, 2006 - $5,541,457).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 9 and 17) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To July 31, 2007, accrued interest of $1,165,068 (January 31, 2007 - $793,150), and $5,269,519 (January 31, 2007 - $3,616,550) has been accreted increasing the carrying value of the convertible debentures to $5,269,519 (January 31, 2007 - $3,616,550). During the six months ended July 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $nil (July 31, 2006 - $1,514,750) and as at July 31, 2007, the fair value of the derivative liability was $nil (January 31, 2007 - $nil).

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

9.     Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 7. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuance and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the period ended July 31, 2007 as described in Note 17.

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features as at July 31, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
July 31, 2007	70%	4.85%	-	1.64

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at July 31, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
July 31, 2007	70%	4.56%	-	0.88

During the six month period ended July 31, 2007, the Company recorded a gain on derivatives of $5,045,596 equal to the difference in the fair value of the derivatives at January 31, 2007 and July 31, 2007.

10.   Related Party Transactions

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

11.   Common Stock

	Shares	Common Stock	Additional Paid- In Capital
		$	$

January 31, 2006	19,182,530	192	27,623,110
Conversion of notes	3,293,336	33	4,239,912
Stock based compensation	-	-	1,338,686
Donated capital	-	-	11,400
January 31, 2007	22,475,866	225	33,213,108
Conversion of debentures (c)	4,175,736	41	5,499,958
Private placement (d)	10,412,000	104	20,823,896
Financing fees (d)	-	-	(1,515,994)
Investor relations services (e)	50,000	1	108,499
Stock-based compensation (a, b and Note 11)	-	-	2,045,114
July 31, 2007	37,113,602	371	60,174,581

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, January 31, 2007	1,630,000	3.31

Granted	150,000	2.19

Outstanding, July 31, 2007	1,780,000	3.22	3.51	—

Exercisable, July 31, 2007	1,214,000	3.35	3.36	—

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

A summary of the status of the Company’s nonvested shares as of July 31, 2007, and changes during the period ended July 31 2007, is presented below:

Nonvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value $

Nonvested at January 31, 2007	782,000	2.80

Granted	150,000	1.93
Forfeited	–	–
Vested	(366,000)	2.70

Nonvested at July 31, 2007	566,000	2.63

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

14.   Commitment

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

15.  Segment Disclosures

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

16.  Subsequent Event

In August 2007, the Company granted 1,100,000 stock options to employees and consultants exercisable at $2.00 per share with an expiry five years from issuance pursuant to the 2007 Incentive Stock Plan.

17.  Restatement

The Company has restated its consolidated financial statements for the fiscal period ended July 31, 2007 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black-Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 9(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 9(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

17.   Restatement (continued)

The accompanying consolidated financial statements for the period ended July 31, 2007 have been restated to effect the changes described above as follows:

	July 31, 2007 As Reported $	Adjustment $		July 31, 2007 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	(5,045,596	) (a)
		15,992,857	(c)	10,947,261

Long-Term Liabilities
Convertible Debentures	14,465,345	1,955,125	(b)
		(4,306,204	) (c)	12,114,266

Stockholders’ Deficit
Additional Paid-In Capital	60,174,581	(20,124,313	) (c)	40,050,268

Deficit Accumulated During the Development Stage	(37,537,245)	5,045,596	(a)
		(1,955,125	) (b)
		8,437,660	(c)	(26,009,114)

(a)      To record change in fair values of derivative liabilities.

(b)      To record effect of fair value of conversion features and detachable warrants on accretion.

(c)      To record cumulative effect of prior period restatements.

	Three Month Period Ended July 31, 2007 As Reported $	Adjustment $		Three Month Period Ended July 31, 2007 As Restated $

Consolidated Statement of Operations

Accretion of discounts on convertible debentures	(1,205,915)	(1,061,893	) (a)	(2,267,808)

Unrealized gain on fair value of derivatives	–	3,014,992	(b)	3,014,992

Net loss for the period	(6,906,688)	(1,061,893	) (a)
		3,014,992	(b)	(4,953,589)

Net Loss Per Share – Basic and Diluted	(0.21)			(0.15)

(a)      To record effect of fair value of conversion features and detachable warrants on accretion.

(b)      To record gain on derivatives based upon fair values as at July 31, 2007.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

17.   Restatement (continued)

	Six Month Period Ended July 31, 2007 As Reported $	Adjustment $		Six Month Period Ended July 31, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(2,653,409)	(1,955,125	) (a)	(4,608,534)

Unrealized gain on fair value of derivatives	–	5,045,596	(b)	5,045,596

Net loss for the period	(10,906,273)	(1,955,125	) (a)
		5,045,596	(b)	(7,815,802)

Net Loss Per Share – Basic and Diluted	(0.30)			(0.22)

(a)    To record effect of fair value of conversion features and detachable warrants on accretion.

(b)    To record gain on derivatives based upon fair values as at July 31, 2007.

	Accumulated from December 11, 2003 (Date of Inception) to July 31, 2007 As Reported $	Adjustment $		Accumulated from December 11, 2003 (Date of Inception) to July 31, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(12,662,402)	(1,955,125	) (a)
		(3,148,656	) (c)	(17,766,183)

Unrealized gain on fair value of derivatives	–	5,045,596	(b)
		28,805,111	(c)	33,850,707

Net loss for the period	(37,537,245)	(1,955,125	) (a)
		5,045,596	(b)
		25,656,455	(c)	(8,790,320)

(a)        To record effect of fair value of conversion features and detachable warrants on accretion.

(b)        To record gain on derivatives based upon fair values as at July 31, 2007.

(c)        To record cumulative effect of prior period restatements.

Adjustments related to accounting for the convertible debentures and derivative liabilities for the period ended July 31, 2007 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash used in operating activities changed, the net cash used in operating activities did not change.

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

Depletion, Depreciation and Accretion (“DD&A”) and impairment

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
DD&A – oil and gas properties	$135,721	$-	$211,189	$-
Depreciation – property and equipment	14,834	6,458	21,614	12,238
Total	$150,555	$6,458	$232,803	$12,238
Total per BOE	$34.71	$-	$35.73	$-

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

Convertible debentures

Carrying value of convertible debentures:

	July 31, 2007			January 31, 2007
	Face Value	Discount	Carrying Value	Face Value	Discount	Carrying Value
June 14, 05 convertible debenture	$-	$-	$-	$2,750,000	$515,626	$2,234,374
Dec. 8, 05 convertible debenture	10,500,000	3,655,253	6,844,747	13,250,000	6,095,192	7,154,808
Dec. 28, 05 convertible debenture	10,000,000	4,730,481	5,269,519	10,000,000	6,383,450	3,616,550
Total convertible debentures	$20,500,000	$8,385,734	$12,114,266	$26,000,000	$12,994,268	$13,005,732

Accretion of discounts on convertible debentures:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
June 14, 2005 convertible debenture	$115,626	$637,500	$515,626	$1,668,750
December 8, 2005 convertible debenture	1,311,999	773,031	2,439,940	1,375,913
December 28, 2005 convertible debenture	840,183	840,183	1,652,968	1,652,968
Total accretion of discounts	$2,267,808	$2,250,714	$4,608,534	$4,697,631

Accretion of discounts on convertible debentures were consistent in the three and six months periods ended July 31, 2007 compared to the comparable periods of 2006 due primarily to the June 14, 2005 debenture discounts being fully converted during the quarter offset by increased accretion being recognized related to the December 8, 2005 debentures conversion in the current year.

Interest expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
June 14, 2005 convertible debenture	$(23,878)	$86,094	$18,918	$177,930
December 8, 2005 convertible debenture	141,234	167,123	297,911	289,040
December 28, 2005 convertible debenture	189,041	189,041	371,918	371,918
Total interest expense	$306,397	$442,258	$688,747	$838,888

Interest expense deceased in the three and six months periods ended July 31, 2007 compared to the comparable periods of 2006 due primarily to the June 14, 2005 debenture discounts being fully converted during the quarter.

Liquidity and Capital Resources

As at July 31, 2007, we had working capital of $1,305,128 resulting primarily fro our cash and cash equivalents or $17,287,647 offset by non-cash derivative liabilities of $10,947,261 and accounts payables of $4,005,612. For the six months ended July 31, 2007, we had net cash outflow from operating activities of $1,344,843. Cash used in investing activities totaled $6,474,503 for the six months ended July 31, 2007, which was used to fund our share of costs relating to the first vertical well drilled in Fayetteville Shale Project in the Arkoma Basin, acquiring additional land and 3-D seismic in Fayetteville Shale Project, as well as the remaining capital commitments for the three Deep Basin gas wells drilled in Alberta during the winter of the prior year. Cash provided by financing activities totaled $19,308,006 for the six months ended July 31, 2007. On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000.

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

June 14, 2005 Convertible Debenture Financing

On June 14, 2005, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with a single accredited investor pursuant to which the investor purchased an 8% convertible debenture with a principal amount of $1,000,000, and a warrant to purchase 1,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. Pursuant to the securities purchase agreement, the investor had the right during the next 60 days, but not the obligation, to purchase up to $5,000,000 of additional convertible debentures and warrants to purchase 5,000,000 shares of common stock. The investor exercised the purchase right and invested the additional $5,000,000 on July 14, 2005, in exchange for an 8% convertible debenture with a principal amount of $5,000,000 and a warrant to purchase 5,000,000 shares of our common stock, exercisable at a price of $1.00 per share until June 15, 2008. . Accordingly, we have received a total of $6,000,000 pursuant to the securities purchase agreement and issued 6,000,000 warrants. As of July 31, 2007, all of the warrants remained outstanding and were marked to market with a fair value of $6,591,000 (January 31, 2007 - $10,451,400), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

The convertible debenture was due and payable on June 10, 2007. On or prior to June 10, 2007, all of the convertible debentures were converted into shares of common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $6,000,000 against the convertible debenture liability on the balance sheet, with $3,141,817 being recorded to additional paid in capital and $2,858,183 being recorded to additional paid in capital at the time the convertible debentures were issued, which was reclassified to derivative liabilities on December 8, 2008. The carrying value of the convertible debentures liability on the balance sheet as at July 31, 2007 was $nil (January 31, 2007 - $2,234,374).

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

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of September 7, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $1.4367 and, therefore, the conversion price for the secured convertible notes was $1.29303. Based on this conversion price, the $10,500,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 8,120,462 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of September 7, 2007, $4,500,000 of the debenture had been converted into 2,369,072 shares of common stock and $10,500,000 remained outstanding. As of July 31, 2007, $10,500,000 (January 31, 2007 - $13,250,000) of the issued debentures were outstanding and $4,500,000 (January 31, 2007 - $1,750,000) had been converted. Since the conversion feature had a fair value of $10,151,918 at the time the convertible debentures were issued, we recognized a discount of $10,151,918 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at July 31, 2007 has been accreted to $6,844,747 (January 31, 2007 - $7,154,808). As of July 31, 2007, the conversion features were marked to market with a fair value of $4,356,262 (January 31, 2007 - $5,541,457), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

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

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of July 31 and September 7, 2007, all $10,000,000 of the issued debentures were outstanding and none had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the balance sheet as at July 31, 2007 has been accreted to $5,269,519 (January 31, 2007 - $3,616,550).

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $4,281,969 for the year ended January 31, 2007. For the six months ended July 31, 2007, we incurred a net loss of $7,815,802. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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