Form 10-Q/A
period 2007-10-31
Triangle Petroleum Corp
filed 2008-03-07
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated balance sheets at October 31, 2007 (unaudited) and January 31, 2007	5

	Consolidated statements of operations for the three and nine months ended October 31, 2007 and 2006 and accumulated from December 11, 2003 (date of inception) to October 31, 2007 (unaudited)	6

	Consolidated statements of cash flows for the nine months ended October 31, 2007 and 2006 (unaudited)	7

	Notes to unaudited consolidated financial statements	8 - 22

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

ITEM 1	Legal proceedings	38
ITEM 1A	Risk factors	38
ITEM 2	Unregistered sales of equity securities and use of proceeds	39
ITEM 3	Defaults upon senior securities	39
ITEM 4	Submission of matters to a vote of security holders	39
ITEM 5	Other information	39
ITEM 6	Exhibits	39

SIGNATURES		40

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2007 $	January 31, 2007 $
	(Unaudited)
	Restated – Note 16)

ASSETS

Current Assets

Cash and cash equivalents	9,343,940	5,798,982
Prepaid expenses (Note 3)	847,408	2,519,009
Other receivables	1,064,343	344,342

Total Current Assets	11,255,691	8,662,333

Debt Issue Costs, net	575,417	916,353

Property and Equipment (Note 4)	72,291	67,091

Oil and Gas Properties (Note 5)	28,045,769	21,101,495

Total Assets	39,949,168	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	4,284,914	4,199,961
Accrued interest on convertible debentures	2,474,348	2,095,989
Accrued liabilities (Note 6)	1,939,570	466,112
Derivative liabilities (Note 9)	7,709,289	15,992,857
Convertible debentures, current portion, less unamortized discount of $nil and $515,626, respectively (Note 8(a))	–	2,234,374

Total Current Liabilities	16,408,121	24,989,293

Asset Retirement Obligations (Note 7)	419,365	90,913

Convertible Debentures, less unamortized discount of $6,680,931 and $12,478,642, respectively (Note 8)	13,069,069	10,771,358

Total Liabilities	29,896,555	35,851,564

Contingencies and Commitments (Notes 1 and 13)
Subsequent Events (Note 15)

Stockholders’ Equity (Deficit)

Common Stock (Note 10) Authorized: 100,000,000 shares, par value $0.00001 Issued: 37,704,805 shares (January 31, 2007 - 22,475,866 shares)	377	225

Additional Paid-In Capital	41,713,628	13,088,795

Deficit Accumulated During the Exploration Stage	(31,661,392)	(18,193,312)

Total Stockholders’ Equity (Deficit)	10,052,613	(5,104,292)

Total Liabilities and Stockholders’ Equity (Deficit)	39,949,168	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to October 31,	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$
	Restated – Note 16)	Restated – Note 16)		Restated – Note 16)

Revenue, net of royalties	439,201	191,632	24,540	384,859	24,540

Operating Expenses

Oil and gas production	220,199	146,396	–	220,199	–
Depletion, depreciation and accretion	428,113	151,327	7,590	391,884	19,828
Depreciation – property and equipment	62,036	9,178	24,375	30,792	24,375
General and administrative	17,561,952	1,717,907	1,634,772	5,252,439	6,270,152
Foreign exchange loss (gain)	584,230	467,707	9,170	627,454	(12,086)
Impairment loss on oil and gas properties	10,795,341	4,604,726	1,041,852	8,496,129	1,086,789

Total Operating Expenses	29,651,871	7,097,241	2,717,759	15,018,897	7,389,058

Net Loss from Operations	(29,212,670)	(6,905,609)	(2,693,219)	(14,634,038)	(7,364,518)

Other Income (Expenses)

Accretion of discounts on convertible debentures	(19,470,985)	(1,704,802)	(2,766,329)	(6,313,336)	(7,463,959)
Amortization of debenture issue costs	(804,584)	(109,584)	(117,707)	(340,937)	(294,097)
Interest expense	(3,102,407)	(317,671)	(448,248)	(1,006,419)	(1,287,136)
Interest income	1,091,840	147,416	166,201	543,082	444,957
Unrealized gain on fair value of derivatives	37,088,679	3,237,972	7,147,301	8,283,568	16,724,250

Total Other Income (Expenses)	14,802,543	1,253,331	3,981,218	1,165,958	8,124,015

Net Income (Loss) Before Discontinued Operations	(14,410,127)	(5,652,278)	1,278,999	(13,468,080)	759,497

Discontinued Operations	(32,471)	-	-	-	-

Net Income (Loss) for the Period	(14,442,598)	(5,652,278)	1,278,999	(13,468,080)	759,497

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(31,661,392)	–	–	–	–

Net Income (Loss) Per Share

Basic		(0.15)	0.06	(0.39)	0.04
Diluted		(0.15)	0.05	(0.39)	0.03

Weighted Average Number of Shares Outstanding
Basic		37,345,000	20,716,000	34,699,000	20,107,000
Diluted		37,345,000	26,716,000	34,699,000	26,107,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,
	2007	2006
	$	$
	(Restated – Note 16)

Operating Activities

Net loss (income) for the period	(13,468,080)	759,497

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	6,313,336	7,463,959
Amortization of debt issue costs	340,937	294,097
Depletion, depreciation and accretion	391,884	24,375
Depreciation – property and equipment	30,792	19,828
Impairment loss on oil and gas properties	8,496,129	1,086,789
Stock-based compensation	3,066,979	4,670,481
Unrealized gain on fair value of derivatives	(8,283,568)	(16,724,250)

Changes in operating assets and liabilities:

Prepaid expenses	(7,746)	(191,922)
Other receivables	(619,287)	(251,996)
Accounts payable	48,306	1,038,261
Accrued interest on convertible debentures	378,359	1,287,135
Accrued liabilities	123,966	(594,169)
Due to related parties	–	2,138

Net Cash Used in Operating Activities	(3,187,993)	(1,115,777)

Investing Activities
Purchase of property and equipment	(35,992)	(23,088)
Oil and gas property expenditures	(16,487,736)	(11,194,598)
Proceeds received from sale of oil and gas properties	983,902	-

Changes in investing assets and liabilities	2,964,771	-

Net Cash Used in Investing Activities	(12,575,055)	(11,217,686)

Financing Activities
Proceeds from issuance of common stock	20,824,000	-
Common stock issuance costs	(1,515,994)	-
Proceeds from issuance of convertible debentures	-	5,000,000
Convertible debentures issuance costs	-	(425,000)

Net Cash Provided from Financing Activities	19,308,006	4,575,000

Increase in Cash and Cash Equivalents	3,544,958	7,758,463

Cash and Cash Equivalents – Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents – End of Period	9,343,940	9,635,959

Non-cash Investing and Financing Activities:

Common stock issued for conversion of debentures	6,250,000	2,400,000

Supplemental Disclosures:

Interest paid	628,058	-
Income taxes paid	-	-

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

The Company is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. It has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. At October 31, 2007, the Company has a working capital deficit of $5,152,430 and has incurred losses of $14,442,598 since inception on December 11, 2003. The Company issued $26,000,000 and $5,000,000 of convertible debentures during the year ended January 31, 2006 and January 31, 2007, respectively. During the nine month period ended October 31, 2007, the Company issued 10,412,000 shares of common stock for net proceeds of $19,308,006. The Company’s oil and gas capital expenditures for fiscal 2008 are expected to be approximately $23,000,000. In the nine months ended October 31, 2007, the Company’s oil and gas capital expenditures were $16,487,736, leaving an estimated $6,500,000 of capital expenditures to be incurred during the three months ended January 31, 2008. As at October 31, 2007, the Company had cash and cash equivalents of $9,343,940.

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
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

u)  Reclassifications
Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.     Prepaid Expenses

The components of prepaid expenses are as follows:

	October 31, 2007 $	January 31, 2007 $

Office space deposit	24,702	-
Prepaid insurance	71,842	151,086
Prepaid joint-venture exploration costs	688,578	2,367,923
Professional and consulting services	32,376	-
Royalty deposit	23,088	-
Software subscriptions	6,822	-

Total prepaid expenses	847,408	2,519,009

4.     Property and Equipment

	Cost $	October 31, 2007 Accumulated Depreciation $	Net Carrying Value $	January 31, 2007 Net Carrying Value $

Computer hardware	69,708	32,494	37,214	31,906
Furniture and equipment	48,273	15,312	32,961	25,164
Geophysical software	8,000	5,884	2,116	5,086
Leasehold improvements	7,927	7,927	-	4,935

Total	133,908	61,617	72,291	67,091

5.     Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	October 31, 2007	January 31, 2007
	$	$

Proved Properties
Exploration costs	13,661,354	2,965,420
Less:
Accumulated depletion	(387,303)	(36,229)
Impairment costs	(10,795,341)	(2,299,212)

	2,478,710	629,979

Unproven Properties
Acquisition costs	10,795,922	14,405,798
Exploration costs	14,771,137	6,065,718

	25,567,059	20,471,516

Net Carrying Value	28,045,769	21,101,495

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

5.    Oil and Gas Properties (continued)

(b)   As at July 31, 2007, the Company’s proved property costs exceeded the ceiling test limitation which resulted in a $2,946,000 non-cash impairment loss being recognized in the three months ended July 31,, 2007.

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

(d)	The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	October 31, 2007 $	January 31, 2007 $

Alberta	–	6,154,643
East Coast (Nova Scotia and New Brunswick)	8,018,366	654,159

Canada	8,018,366	6,808,802

Arkansas	14,297,692	7,569,101
Rocky Mountains (Colorado, Montana, Wyoming)	2,548,245	2,187,391
Texas	702,756	3,906,222

United States	17,548,693	13,662,714

Total unproven acquisition and exploration costs	25,567,059	20,471,516

6.    Accrued Liabilities

The components of accrued liabilities are as follows:

	October 31, 2007 $	January 31, 2007 $

Oil and gas expenditures	1,939,570	466,112

7.    Asset Retirement Obligations

	October 31, 2007 $	January 31, 2007 $

Beginning asset retirement obligations	90,913	33,000
Additions related to new properties	-	-
Liabilities incurred	261,180	58,186
Deletions related to property disposals	-	-
Accretion	38,018	1,467
Increase (decrease) due to foreign exchange	29,254	(1,740)

Total asset retirement obligations	419,365	90,913

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,141,817 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,858,183 as additional paid-in capital and an equivalent discount against the convertible debentures. During the year ended January 31, 2006, a principal amount of $900,000 was converted into 900,000 shares of common stock. The unamortized discount on the converted debenture of $731,250 was charged to accretion expense. During the year ended January 31, 2007, a principal amount of $2,350,000 was converted into 2,350,000 shares of common stock. The unamortized discount on the converted debentures of $1,171,875 was charged to accretion expense. During the nine month period ended October 31, 2007, a principal amount of $2,750,000 was converted into 2,750,000 shares of common stock. The unamortized discount on the converted debenture of $284,375 was charged to accretion expense. As at October 31, 2007, all of these $6,000,000 convertible debentures have been converted into common stock of the Company. On June 21, 2007, accrued interest of $628,058 was paid.

On December 8, 2005, upon the issuance of the convertible debentures referred to in Note 8(b), the detachable warrants no longer met the requirements for equity classification. As such, the Company reversed the previous fair value recorded on the date of issuance in additional paid-in capital of $2,858,183 and recorded the fair value of the warrants of $31,384,800 as a derivative liability pursuant to SFAS 133 and EITF 00-19. The change in the fair value of the warrants from the date of issuance to December 8, 2005 of $28,526,617 was accounted for as an adjustment to stockholders’ equity. During the nine months ended October 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $7,668,600 (October 31, 2006 - $15,293,400) and as at October 31, 2007, the fair value of the derivative liability was $2,782,800 (January 31, 2007 - $10,451,400).

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 9 and 16) related to the convertible debentures equal to the fair values of the conversion feature of $10,151,918 and an equivalent discount on the debentures of $10,151,918. During the year ended January 31, 2007, a principal amount of $1,750,000 was converted into 943,336 shares of common stock. The unamortized discount on the converted debentures of $847,164 was charged to accretion expense. During the nine month period ended October 31, 2007, a principal amount of $3,500,000 was converted into 2,016,939 shares of common stock. The unamortized discount on the converted debentures of $1,181,031 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $9,750,000 to maturity. To October 31, 2007, accrued interest of $1,120,240 (January 31, 2007 - $693,699) has been included in accrued liabilities and $7,361,282 (October 31, - $2,695,357) has been accreted increasing the carrying value of the convertible debentures to $6,959,366 (January 31, 2007 - $7,154,808) (net of conversions of $5,250,000). During the nine months ended October 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $614,968 (October 31, 2006 - Loss of $283,525) and as at October 31, 2007, the fair value of the derivative liability was $4,926,489 (January 31, 2007 - $5,541,457).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 9 and 16) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To October 31, 2007, accrued interest of $1,354,108 (January 31, 2007 - $793,150) has been included in accrued liabilities, and $6,109,703 (January 31, 2007 - $3,616,550) has been accreted increasing the carrying value of the convertible debentures to $6,109,703 (January 31, 2006 - $3,616,550). During the nine months ended October 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $nil (October 31, 2006 - $1,714,375) and as at October 31, 2007, the fair value of the derivative liability was $nil (January 31, 2007 - $nil).

9.    Derivative Liabilities

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and related detachable warrants issued to investors as outlined in Note 8. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for some conversion features of convertible debentures as embedded derivatives. They also require that when detachable warrants meet certain requirements that they need to be recorded as derivative liabilities. The Company concluded that the conversion features of the December 8, 2005 debenture issuance and all warrants outstanding on that date and subsequently issued were required to be accounted for as derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the December 8, 2005 debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures, and the number of shares issuable pursuant to the conversion features was variable. As such, the Company determined that the conversion features related to the December 8, 2005 debentures and all outstanding warrants met the attributes of a liability and therefore recorded their fair values as current liabilities. The Company is required to record their fair value on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations. Also, these derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the period ended October 31, 2007 as described in Note 16.

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the call value for the conversion features as at October 31, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
October 31, 2007	74%	4.04%	–	1.40

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at October 31, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
October 31, 2007	74%	4.04%	–	0.62

During the nine month period ended October 31, 2007, the Company recorded a gain on derivatives of $8,283,568 equal to the difference in the fair value of the derivatives at January 31, 2007 and October 31, 2007.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

10.  Common Stock

	Shares	Common Stock	Additional Paid- In Capital
		$	$

January 31, 2006	19,182,530	192	27,623,110
Conversion of debentures	3,293,336	33	4,239,912
Stock based compensation	-	-	1,338,686
Donated capital	-	-	11,400
January 31, 2007	22,475,866	225	33,213,108
Conversion of debentures (c)	4,766,939	47	6,249,953
Private placement (d)	10,412,000	104	20,823,896
Issuance costs (d)	-	-	(1,515,994)
Investor relations services (e)	50,000	1	108,499
Stock-based compensation (a, b and Note 10)	-	-	2,958,479
October 31, 2007	37,704,805	377	61,837,941

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
A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, January 31, 2007	1,630,000	3.31

Granted	1,250,000	2.02
Forfeited	(500,000)	3.14

Outstanding, October 31, 2007	2,380,000	2.67	3.93	–

Exercisable, October 31, 2007	1,280,000	3.16	3.31	–

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

16. Restatement

The Company has restated its consolidated financial statements for the fiscal period ended October 31, 2007 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. The Company had previously recorded a beneficial conversion feature, measured using the intrinsic value method, and detachable warrants, measured using the Black-Scholes fair value method, and recorded them to additional paid in capital on a relative fair value basis. Upon further review, the Company has determined that the conversion features of the convertible debentures issued pursuant to the December 8, 2005 Security Purchase Agreement (refer to Note 8(b)) and the warrants issued pursuant to the June 14, 2005 and December 28, 2005 Securities Purchase Agreements (refer to Notes 8(a) and (c) respectively) should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19. In addition, the Company has revised the fair value of the conversion features recorded with the convertible debentures issued pursuant to the December 28, 2005 Securities Purchase Agreement. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at their fair values as of each subsequent balance sheet date. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

16. Restatement (continued)

The accompanying consolidated financial statements for the period ended October 31, 2007 have been restated to effect the changes described above as follows:

	October 31, 2007 As Reported $	Adjustment $			October 31, 2007 As Restated $

Consolidated Balance Sheet

Current Liabilities
Derivative liabilities	–	(8,283,568)	(a	)
		15,992,857	(c	)	7,709,289

Long-Term Liabilities
Convertible Debentures	14,805,649	2,569,624	(b	)
		(4,306,204)	(c	)	13,069,069

Stockholders’ Deficit
Additional Paid-In Capital	61,837,941	(20,124,313)	(c	)	41,713,628

Deficit Accumulated During the Development Stage	(45,812,996)	8,283,568	(a	)
		(2,569,624)	(b	)
		8,437,660	(c	)	(31,661,392)

(a) To record change in fair values of derivative liabilities.

(b) To record effect of fair value of conversion features and detachable warrants on accretion.

(c) To record cumulative effect of prior period restatements.

	Three Month Period Ended October 31, 2007 As Reported $	Adjustment $			Three Month Period Ended October 31, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(1,090,303)	(614,499)	(a	)	(1,704,802)

Unrealized gain on fair value of derivatives	-	3,237,972	(b	)	3,237,972

Net loss for the period	(8,275,751)	(614,499)	(a	)
		3,237,972	(b	)	(5,652,278)

Net Loss Per Share - Basic and Diluted	(0.22)				(0.15)

(a)   To record effect of fair value of conversion features and detachable warrants on accretion.

(b)  To record gain on derivatives based upon fair values as at October 31, 2007.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

16. Restatement (continued)

	Nine Month Period Ended October 31, 2007 As Reported $	Adjustment $			Nine Month Period Ended October 31, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(3,743,712)	(2,569,624)	(a	)	(6,313,336)

Unrealized gain on fair value of derivatives	-	8,283,568	(b	)	8,283,568

Net loss for the period	(19,182,024)	(2,569,624)	(a	)
		8,283,568	(b	)	(13,468,080)

Net Loss Per Share - Basic and Diluted	(0.55)				(0.39)

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record gain on derivatives based upon fair values as at October 31, 2007.

	Accumulated from December 11, 2003 (Date of Inception) to October 31, 2007 As Reported $	Adjustment $			Accumulated from December 11, 2003 (Date of Inception) to October 31, 2007 As Restated $

Consolidated Statement of Operations
Accretion of discounts on convertible debentures	(13,752,704)	(2,569,624)	(a	)
		(3,148,657)	(c	)	(19,470,985)

Unrealized gain on fair value of derivatives	–	8,283,568	(b	)
		28,805,111	(c	)	37,088,679

Net loss for the period	(45,812,996)	(2,569,624)	(a	)
		8,283,568	(b	)
		25,656,454	(c	)	(14,442,598)

(a) To record effect of fair value of conversion features and detachable warrants on accretion.

(b) To record gain on derivatives based upon fair values as at October 31, 2007.

(c) To record cumulative effect of prior period restatements.

Adjustments related to the accounting for the convertible debentures and derivative liabilities for the period ended October 31, 2007 did not have an effect on the Consolidated Statements of Cash Flows. Although some line items within the net cash used in operating activities changed, the net cash used in operating activities did not change.

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

Results of Operations for the three and nine months ended October 31, 2007 compared to the three and nine months ended October 31, 2006

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended October 31,		Nine Months Ended October 31,
		2007	2006	2007	2006
Barnett Shale in Texas, USA	Mcfpd	333	60	193	20
Deep Basin in Alberta, Canada	Mcfpd	247	-	127	-
Total Company	Mcfpd	580	60	320	20
Total Company	Boepd	97	10	53	3

Net Operating Results

		Three Months Ended October 31,		Nine Months Ended October 31,
		2007	2006	2007	2006
Volumes	Mcf	53,516	5,481	87,492	5,481
Price	$/Mcf	5.77	4.48	6.28	4.47
Revenue		$308,613	$24,540	$549,554	$24,540
Royalties		116,981	-	164,695	-
Revenue, net of royalties		191,632	24,540	384,859	24,540
Production expenses		146,396	-	220,199	-
Net		$45,236	$24,540	$164,660	$24,540

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

Unproven property costs of $25,567,059 were excluded from costs subject to depletion in the current three and nine month periods.

Impairment costs

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Unproven property cost impairment:
Alberta Deep Basin	$4,604,726	$1,041,852	$4,604,726	$1,086,789
Texas Barnett shale	-	-	945,403	-
Proved property cost impairment
Alberta Deep Basin	-	-	1,208,000	-
Texas Barnett shale	-	-	1,738,000	-
Total	$4,604,726	$1,041,852	$8,496,129	$1,086,789

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

In the current year, we recognized proved property impairments (“ceiling test” write-down) of $1,208,000 and $1,738,000 related to the Alberta Deep Basin and Barnett Shale projects, respectively, that management now considers non-core assets. These were mainly the result of low gas prices, higher costs to drill and complete the wells than anticipated and lower production and reserves than forecasted. .

General and Administrative (“G&A”)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Salaries, wages and consulting fees	$412,276	$375,105	$1,035,518	$802,191
Other travel and office expense	392,296	151,331	1,149,942	797,480
Stock-based compensation	913,335	1,108,336	3,066,979	4,670,481
G&A	$1,717,907	$1,634,772	$5,252,439	$6,270,152

General and administrative expenses have decreased significantly in the nine months ended October 31, 2007 compared to the same period of 2006 primarily due to decreased stock-based compensation expense mainly as a result of shares issued to our executives that have now been fully recognized.

Convertible debentures

Carrying value of convertible debentures:

	October 31, 2007			January 31, 2007
Issuance Date	Face Value	Discount	Carrying Value	Face Value	Discount	Carrying Value
June 14, 2005	$-	$-	$-	$2,750,000	$515,626	$2,234,374
December 8, 2005	9,750,000	2,790, 644	6,959,366	13,250,000	6,095,191	7,154,808
December 28, 2005	10,000,000	3,890,297	6,109,703	10,000,000	6,383,450	3,616,550
Total convertible debentures	$19,750,000	$6,680,931	$13,069,069	$26,000,000	$12,994,268	$13,005,732

Accretion of discounts on convertible debentures:

	Three Months Ended October 31,		Nine Months Ended October 31,
Issuance Date	2007	2006	2007	2006
June 14, 2005	$-	$837,500	$515,626	$2,506,250
December 8, 2005	864,619	1,088,646	3,304,559	2,464,558
December 28, 2005	840,183	840,183	2,493,151	2,493,151
Total accretion of discounts	$1,704,802	$2,766,329	$6,313,336	$7,463,959

Accretion of discounts on convertible debentures deceased in the three and nine months periods ended October 31, 2007 compared to the comparable periods of 2006 due primarily to the June 14, 2005 debenture discounts being fully converted as at June 2007.

Interest expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
Issuance Date	2007	2006	2007	2006
June 14, 2005	$-	$73,556	$18,918	$251,486
December 8, 2005	128,629	185,650	426,542	474,690
December 28, 2005	189,041	189,042	560,959	560,960
Total interest expense	$317,670	$448,248	$1,006,419	$1,287,136

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

Liquidity and Capital Resources

As at October 31, 2007, we had a working capital deficit of $5,152,430 resulting primarily from the non-cash derivative liability of $7,709,289, accrued interest of $2,474,348 and payables of $6,224,484 offset by our cash and cash equivalents of $9,343,940. For the nine months ended October 31, 2007, we had net cash outflow from operating activities of $3,187,993. Cash used in investing activities totaled $12,575,055 for the nine months ended October 31, 2007, which was used to fund our share of costs relating to the first two wells drilled in Nova Scotia, acquiring 2D and 3-D seismic in Nova Scotia, the first vertical well drilled in Fayetteville Shale Project in the Arkoma Basin, acquiring additional land and 3-D seismic in Fayetteville Shale Project, as well as the remaining capital commitments for the three Deep Basin gas wells drilled in Alberta during the winter of the prior year. Cash provided by financing activities totaled $19,308,006 for the nine months ended October 31, 2007. On February 26, 2007, we sold an aggregate of 10,412,000 shares of our common stock at $2.00 per share to 24 accredited investors in a private placement transaction for aggregate proceeds of $20,824,000. Subsequent to October 31, 2007, we received proceeds of $6,000,000 related to the exercise of all share purchase warrants issued in connection with our June 14, 2005 private placement which resulted in the issuance of 6,000,000 shares of common stock.

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

The secured convertible debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock, as quoted by Bloomberg, LP, of the 10 trading days immediately preceding the date of conversion. Accordingly, there is in fact no limit on the number of shares into which the secured convertible debentures may be converted. As of December 6, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 10 trading days as quoted by Bloomberg, LP was $1.37 and, therefore, the conversion price for the secured convertible notes was $1.233. Based on this conversion price, the $6,100,140 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 4,947,397 shares of our common stock. The sale of such a large number of shares of common stock could significantly deflate the market price of our common stock, which would have the further effect of requiring us to issue additional shares upon conversion of the secured convertible debentures. Depending on our stock price, the conversion of the secured convertible debentures could lead to the sale of potentially controlling amounts of shares of common stock. As of December 6, 2007, $8,899,860 of the debenture had been converted into 6,000,000 shares of common stock and $6,100,140 remained outstanding. As of October 31, 2007, $9,750,000 (January 31, 2007 - $13,250,000) of the issued debentures were outstanding and $5,250,000 (January 31, 2007 - $1,750,000) had been converted. Since the conversion feature had a fair value of $10,151,918 at the time the convertible debentures were issued, we recognized a discount of $10,151,918 against the convertible debenture liability and recorded an equivalent amount to derivative liabilities on the balance sheet. The carrying value of the convertible debentures liability on the balance sheet as at October 31, 2007 has been accreted to $6,969,366 (January 31, 2007 - $7,154,808). As of October 31, 2007, the conversion features were marked to market with a fair value of $4,926,489 (January 31, 2007 - $5,541,457), which was recorded as a non-cash derivative liability on the balance sheet under current liabilities.

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

The convertible debentures bear interest at 7.5%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at a rate of $4.00 per share. The investors have contractually agreed to restrict their ability to convert its debentures or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of October 31 and December 6, 2007, all $10,000,000 of the issued debentures were outstanding and none had been converted. Due to the embedded beneficial conversion feature and detachable warrants issued, we recognized a discount of $10,000,000 against the convertible debenture liability on the balance sheet, with $6,738,750 being recorded to additional paid in capital and $3,261,250 being recorded to derivative liabilities. The carrying value of the convertible debentures liability on the balance sheet as at October 31, 2007 has been accreted to $6,109, 703 (January 31, 2007 - $3,616,550).

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $4,281,969 for the year ended January 31, 2007. For the nine months ended October 31, 2007, we incurred a net loss of $13,468,080. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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