Form 10-Q/A
period 2007-04-30
Triangle Petroleum Corp
filed 2008-04-30
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

As set forth in the table below, between December 2005 and June 2006, Triangle Petroleum Corporation (the “Company”) completed private placements with certain investors in which the Company issued convertible securities.

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

On April 11, 2008, the Company’s independent registered public accounting firm, KPMG LLP, Chartered Accountants (“KPMG”) notified the Company’s Chief Financial Officer (“CFO”) that it believed there were errors in the Company’s financial statements resulting from the accounting for the conversion of these convertible debentures. Upon conversion of the above convertible debentures, the Company reduced the amount recorded as a derivative liability pertaining to the embedded conversion feature with the offsetting amount recorded as a decrease to the loss for the period. KPMG advised the CFO that it believed that upon conversion of the convertible debenture two entries were required. First, the derivative liability associated with the embedded conversion feature should be adjusted to its fair value immediately prior to the conversion with the change in fair value included in the statement of operations. Second, the re-valued derivative liability should be transferred to additional paid in capital.

On April 11, 2008, the Company’s CFO further discussed the matter with Manning Elliott LLP, Chartered Accountants (“Manning Elliott”), the Company’s previous auditor.

From April 11, 2008 to April 21, 2008, management of the Company, conducted an analysis of the embedded conversion feature associated with these convertible debentures, with a particular focus on the accounting treatment of the derivative when the convertible debentures are converted. Management considered the guidance contained in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and the Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

On April 21, 2008, both the CFO and KPMG agreed that these facts caused them to believe that the Company’s accounting for these convertible debentures at the dates of conversion was incorrect and the Company determined that the effect of such misstatements was material to the quarterly reports on Form 10-Q for the quarters ended April 30, 2007, July 31, 2007 and October 31, 2007 (the “Reports”). As a result, the Company determined that the Reports should no longer be relied upon and that they will need to be restated. The restatements are required to properly reflect the Company’s financial results for certain non-cash and non-operational related credits to earnings associated with the embedded derivative liabilities. The Form 10-Q’s will be restated as follows:

April 30, 2007

	April 30, 2007 As Reported $	Adjustment $	April 30, 2007 As Restated $

Consolidated Balance Sheet

Stockholders’ Deficit
Additional Paid-In Capital	35,910,819	563,064	36,473,883

Deficit Accumulated During the Exploration Stage	(21,055,525)	(563,064)	(21,618,589)

	Three Months Ended April 30, 2007 As Reported $	Adjustment $	Three Months Ended April 30, 2007 As Restated $

Consolidated Statement of Operations
Unrealized gain on fair value of derivatives	2,030,604	(563,064)	1,467,540

Net loss for the period	(2,862,213)	(563,064)	(3,425,277)

Net Loss Per Share – Basic and Diluted	(0.09)		(0.11)

July 31, 2007

	July 31, 2007 As Reported $	Adjustment $	July 31, 2007 As Restated $

Consolidated Balance Sheet

Stockholders’ Deficit
Additional Paid-In Capital	40,050,268	1,490,182	41,540,450

Deficit Accumulated During the Exploration Stage	(26,009,114)	(1,490,182)	(27,499,296)

	Six Months Ended July 31, 2007 As Reported $	Adjustment $	Six Months Ended July 31, 2007 As Restated $

Consolidated Statement of Operations
Unrealized gain on fair value of derivatives	5,045,596	(1,490,182)	3,555,414

Net loss for the period	(7,815,802)	(1,490,182)	(9,305,984)

Net Loss Per Share – Basic and Diluted	(0.22)		(0.26)

October 31, 2007

	October 31, 2007 As Reported $	Adjustment $	October 31, 2007 As Restated $

Consolidated Balance Sheet

Stockholders’ Deficit
Additional Paid-In Capital	41,713,628	1,802,063	43,515,691

Deficit Accumulated During the Exploration Stage	(31,661,392)	(1,802,063)	(33,463,455)

	Nine Months Ended October 31, 2007 As Reported $	Adjustment $	Nine Months Ended October 31, 2007 As Restated $

Consolidated Statement of Operations
Unrealized gain on fair value of derivatives	8,283,568	(1,802,063)	6,481,505

Net loss for the period	(13,468,080)	(1,802,063)	(15,270,143)

Net Loss Per Share – Basic and Diluted	(0.39)		(0.44)

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

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2007 $ (unaudited)	January 31, 2007 $
	(Restated – Note 16)
ASSETS

Current Assets

Cash and cash equivalents	20,659,532	5,798,982
Prepaid expenses (Note 3)	775,009	2,519,009
Other receivables	943,053	344,342

Total Current Assets	22,377,594	8,662,333

Debt Issue Costs, net	798,644	916,353

Property and Equipment (Note 4)	68,966	67,091

Oil and Gas Properties (Note 5)	26,196,805	21,101,495

Total Assets	49,442,009	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,061,106	4,199,961
Accrued interest on convertible debentures	2,478,338	2,095,989
Accrued liabilities (Note 6)	2,512,979	466,112
Derivative liabilities (Note 9)	13,962,253	15,992,857
Convertible debentures, current portion, less unamortized discount of $115,625 and $515,626, respectively (Note 8(a))	1,734,375	2,234,374

Total Current Liabilities	22,749,051	24,989,293

Asset Retirement Obligations (Note 7)	113,837	90,913

Convertible Debentures, less unamortized discount of $10,537,916 and $12,178,642, respectively (Note 8)	11,712,084	10,771,358

Total Liabilities	34,574,972	35,851,564

Contingencies and Commitments (Notes 1, 5 and 13)
Subsequent Events (Note 16)

Stockholders’ Equity (Deficit)

Common Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: 34,261,757 shares (January 31, 2007 – 22,475,866 shares)	343	225

Additional Paid-In Capital	36,473,883	13,077,395

Donated Capital	11,400	11,400

Deficit Accumulated During the Exploration Stage	(21,618,589)	(18,193,312)

Total Stockholders’ Equity (Deficit)	14,867,037	(5,104,292)

Total Liabilities and Stockholders’ Equity (Deficit)	49,442,009	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to April 30,	Three Months Ended April 30,	Three Months Ended April 30,
	2007	2007	2006
	$	$	$
	(Restated – Note 16)	(Restated – Note 16)

Revenue	150,986	96,644	–

Operating Expenses

Oil and gas production	30,363	30,363	-
Depletion, depreciation and accretion	111,697	75,468	–
Depreciation – property and equipment	38,024	6,780	5,780
General and administrative	14,494,777	2,228,488	2,149,427
Impairment loss on oil and gas properties	2,299,212	-	–

Total Operating Expenses	16,974,073	2,341,099	2,155,207

Net Loss from Operations	(16,823,087)	(2,244,455)	(2,155,207)

Other Income (Expense)

Accretion of discounts on convertible debentures	(15,498,375)	(2,340,726)	(2,446,917)
Amortization of debt issue costs	(581,355)	(117,708)	(82,291)
Interest expense	(2,478,340)	(382,351)	(396,630)
Interest income	741,182	192,423	108,726
Unrealized gain on fair value of derivatives	30,272,651	1,467,540	4,536,367

Total Other Income (Expense)	12,455,763	(1,180,822)	1,719,255

Net Loss Before Discontinued Operations	(4,367,324)	(3,425,277)	(435,952)

Discontinued Operations	(32,471)	–	–

Net Loss for the Period	(4,399,795)	(3,425,277)	(435,952)

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(21,618,589)

Net Loss Per Share – Basic and Diluted		(0.11)	(0.02)

Weighted Average Number of Shares Outstanding		30,579,000	19,575,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2007	2006
	$	$
	(Restated – Note 16)

Operating Activities

Net loss	(3,425,277)	(435,952)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debentures	2,340,726	2,446,917
Amortization of debt issue costs	117,708	82,291
Depletion, depreciation and accretion	75,468	–
Depreciation – property and equipment	6,780	5,780
Stock-based compensation	1,625,536	1,597,368
Unrealized gain on fair value of derivatives	(1,467,540)	(4,536,367)

Changes in operating assets and liabilities

Prepaid expenses	1,744,000	(190,675)
Other receivables	(598,711)	(96,018)
Accounts payable	(2,138,855)	65,724
Accrued interest on convertible debentures	382,351	396,630
Accrued liabilities	(466,112)	(202,725)

Net Cash Used by Operating Activities	(1,803,926)	(867,027)

Investing Activities
Purchase of property and equipment	(8,655)	(18,000)
Oil and gas property expenditures	(2,634,875)	(1,191,769)

Net Cash Used by Investing Activities	(2,643,530)	(1,209,769)

Financing Activities
Proceeds from issuance of common stock	20,824,000	–
Common stock issuance costs	(1,515,994)	–

Net Cash Provided by Financing Activities	19,308,006	–

Increase (Decrease) in Cash and Cash Equivalents	14,860,550	(2,076,796)

Cash and Cash Equivalents – Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents – End of Period	20,659,532	15,317,626

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	1,900,000	700,000

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. At April 30, 2007, the Company had a working capital deficit of $371,457, and has incurred losses of $4,399,795 since inception on December 11, 2003. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. During the three month period ended April 30, 2007, the Company issued 10,412,000 shares of common stock for net proceeds of $19,308,006. The Company is committed to incur approximately $8,154,068 towards oil and gas expenditures and has $1,850,000 of convertible debentures maturing during the next twelve months. As at April 30, 2007, the Company had cash and cash equivalents of $20,659,532.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 30, 2007, the Company had no material uncertain tax positions.

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

s)	Recent Accounting Pronouncements

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3.	Summary of Significant Accounting Policies (continued)

s)	Recent Accounting Pronouncements (continued)

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 10 and 17) related to the convertible debentures equal to the fair values of the conversion feature of $7,417,339 and an equivalent discount on the debentures of $7,417,339. During the year ended January 31, 2007, a principal amount of $1,750,000 was converted into 943,336 shares of common stock. During the three month period ended April 30, 2007, debentures with a principal amount of $1,000,000 were converted into 473,891 shares of common stock. The unamortized discount on the converted debentures of $424,957 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $12,250,000 to maturity. To April 30, 2007, accrued interest of $850,377 (January 31, 2007 - $693,699) has been included in accrued liabilities and $5,184,665 (January 31, 2007 - $4,056,724) has been accreted increasing the carrying value of the convertible debentures to $7,282,749 (January 31, 2007 - $7,154,808) (net of conversions of $2,750,000). On April 30, 2007, the Company recorded a loss on the change in fair value of the derivative liability of $910,260 (April 30, 2006 - $622,933) and as at April 30, 2007, the fair value of the derivative liability was $5,888,653 (January 31, 2007 - $5,541,457).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 10 and 17) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To April 30, 2007, accrued interest of $976,027 (January 31, 2007 – $793,150) has been included in accrued liabilities, and $4,429,335 (January 31, 2007 – $3,616,550) has been accreted increasing the carrying value of the convertible debentures to $4,429,335 (January 31, 2007 – $3,616,550). On April 30, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $nil (April 30, 2006 – $891,500) and as at April 30, 2007, the fair value of the derivative liability was $nil (January 31, 2007 - $nil).

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

The Company has restated its consolidated financial statements for the fiscal period ended April 30, 2007 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2006. Upon conversion of the December 8, 2005 5% convertible debentures, the Company reduced the amount recorded as a derivative liability pertaining to the embedded conversion feature with the offsetting amount recorded as a decrease to the loss for the period. Upon further review, the Company has determined that upon conversion of the convertible debenture two entries were required. First, the derivative liability associated with the embedded conversion feature should be adjusted to its fair value immediately prior to the conversion with the change in fair value included in the statement of operations. Second, the re-valued derivative liability should be transferred to additional paid in capital.

The accompanying consolidated financial statements for the period ended April 30, 2007 have been restated to effect the changes described above as follows:

	April 30, 2007 As Reported $	Adjustment $	April 30, 2007 As Restated $

Consolidated Balance Sheet

Stockholders’ Deficit
Additional Paid-In Capital	35,910,819	563,064	36,473,883

Deficit Accumulated During the Exploration Stage	(21,055,525)	(563,064)	(21,618,589)

	Three Months Ended April 30, 2007 As Reported $	Adjustment $	Three Months Ended April 30, 2007 As Restated $

Consolidated Statement of Operations
Unrealized gain on fair value of derivatives	2,030,604	(563,064)	1,467,540

Net loss for the period	(2,862,213)	(563,064)	(3,425,277)

Net Loss Per Share – Basic and Diluted	(0.09)		(0.11)

	Accumulated from December 11, 2003 (Date of Inception) to April 30, 2007 As Reported $	Adjustment $	Accumulated from December 11, 2003 (Date of Inception) to April 30, 2007 As Restated $

Consolidated Statement of Operations

Unrealized gain on fair value of derivatives	30,835,715	(563,064)	30,272,651

Net loss for the period	(3,836,731)	(563,064)	(4,399,795)

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $4,281,969 for the year ended January 31, 2007. For the three months ended April 30, 2007, we incurred a net loss of $3,425,277. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

TRIANGLE PETROLEUM CORPORATION

Date: April 30, 2008	By:	/s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: April 30, 2008	By:	/s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)