Form 10-Q/A
period 2007-07-31
Triangle Petroleum Corp
filed 2008-04-30
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Consolidated balance sheets at July 31, 2007 (unaudited) and January 31, 2007	6

		Consolidated statements of operations for the three and six months ended July 31, 2007 and 2006 and accumulated from December 11, 2003 (date of inception) to July 31, 2007 (unaudited)	7

		Consolidated statements of cash flows for the six months ended July 31, 2007 and 2006 (unaudited)	8

		Notes to unaudited consolidated financial statements	9 – 22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	38
	ITEM 1A	Risk factors	38
	ITEM 2	Unregistered sales of equity securities and use of proceeds	39
	ITEM 3	Defaults upon senior securities	40
	ITEM 4	Submission of matters to a vote of security holders	40
	ITEM 5	Other information	40
	ITEM 6	Exhibits	40

	SIGNATURES		41

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2007 $	January 31, 2007 $
	(Unaudited)
	(Restated Note -17)

ASSETS

Current Assets

Cash and cash equivalents	17,287,642	5,798,982
Prepaid expenses (Note 3)	280,916	2,519,009
Other receivables	845,120	344,342
Total Current Assets	18,413,678	8,662,333
Debt Issue Costs, net	685,000	916,353
Property and Equipment (Note 4)	77,153	67,091
Oil and Gas Properties (Note 5)	24,364,524	21,101,495
Total Assets	43,540,355	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,317,348	4,199,961
Accrued interest on convertible debt	2,156,677	2,095,989
Accrued liabilities (Note 6)	2,688,264	466,112
Derivative liabilities (Note 9)	10,947,261	15,992,857
Convertible debentures, current portion, less unamortized discount of $nil and $515,626, respectively (Note 8(a))	–	2,234,374
Total Current Liabilities	17,109,550	24,989,293
Asset Retirement Obligations (Note 7)	275,014	90,913
Convertible Debentures, less unamortized discount of $8,385,734 and $12,478,642, respectively (Note 8)	12,114,266	10,771,358
Total Liabilities	29,498,830	35,851,564

Contingencies and Commitments (Notes 1 and 14)
Subsequent Event (Note 15)

Stockholders’ Equity

Common Stock (Note 11) Authorized: 100,000,000 shares, par value $0.00001 Issued: 37,113,602 shares (January 31, 2007 – 22,475,866 shares)	371	225

Additional Paid-In Capital	41,540,450	13,088,795

Deficit Accumulated During the Exploration Stage	(27,499,296)	(18,193,312)

Total Stockholders’ Equity	14,041,525	5,104,292

Total Liabilities and Stockholders’ Equity	43,540,355	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to July 31,	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$
	(Restated Note -17)	(Restated Note -17)		(Restated Note -17)

Revenue	295,283	144,297	–	240,941	–

Operating Expenses

Oil and gas production	121,517	91,154	–	121,517	–
Depletion, depreciation and accretion	247,418	135,721	–	211,189	–
Depreciation – property and equipment	52,858	14,834	6,458	21,614	12,238
General and administrative	15,989,936	1,495,159	2,464,697	3,723,647	4,614,124
Impairment loss on oil and gas properties	6,190,615	3,891,403	44,937	3,891,403	44,937

Total Operating Expenses	22,602,344	5,628,271	2,516,092	7,969,370	4,671,299

Net Loss from Operations	(22,307,061)	(5,483,974)	(2,516,092)	(7,728,429)	(4,671,299)

Other Income (Expense)

Accretion of discounts on convertible debentures	(17,766,183)	(2,267,808)	(2,250,714)	(4,608,534)	(4,697,631)
Amortization of debt issue costs	(695,000)	(113,645)	(94,099)	(231,353)	(176,389)
Interest expense	(2,784,737)	(306,397)	(442,258)	(688,748)	(838,889)
Interest income	944,425	203,243	170,030	395,666	278,756
Unrealized gain on fair value of derivatives	32,360,525	2,087,874	5,040,582	3,555,414	9,576,949

Total Other Income (Expense)	12,059,030	(396,733)	2,423,541	(1,577,555)	4,142,796

Net Loss Before Discontinued Operations	(10,248,031)	(5,880,707)	(92,551)	(9,305,984)	(528,503)

Discontinued Operations	(32,471)	–	–	–	–

Net Loss for the Period	(10,280,502)	(5,880,707)	(92,551)	(9,305,984)	(528,503)

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(27,499,296)

Net Loss Per Share

Basic and Diluted		(0.18)	–	(0.26)	(0.03)

Weighted Average Number of Shares Outstanding		33,344,000	20,013,000	36,019,000	19,487,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,
	2007	2006
	$	$
	(Restated Note -17)

Operating Activities
Net loss	(9,305,984)	(528,503)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	4,608,534	4,697,631
Amortization of debt issue costs	231,353	176,389
Depletion, depreciation and accretion	211,189	–
Depreciation – property and equipment	21,614	12,238
Impairment loss on oil and gas properties	3,891,403	–
Stock-based compensation	2,153,614	3,562,145
Unrealized gain on fair value of derivatives	(3,555,414)	(9,576,949)

Changes in operating assets and liabilities:

Prepaid expenses	(49,853)	–
Other receivables	(45,633)	207,257
Accounts payable	209,412	(281,735)
Accrued interest on convertible debentures	60,688	–
Accrued liabilities	224,234	–
Due to related parties	–	6,912

Net Cash Used in Operating Activities	(1,344,843)	(1,724,615)

Investing Activities
Purchase of property and equipment	(31,676)	(20,879)
Oil and gas property expenditures	(8,165,422)	(2,259,157)
Proceeds received from sale of oil and gas properties	983,902	–

Changes in investing assets and liabilities	738,693	1,008,036

Net Cash Used in Investing Activities	(6,474,503)	(1,272,000)

Financing Activities
Proceeds from issuance of common stock	20,824,000	5,000,000
Common stock issuance costs	(1,515,994)	(425,000)

Net Cash Provided in Financing Activities	19,308,006	4,575,000

Increase in Cash and Cash Equivalents	11,488,660	1,578,385

Cash and Cash Equivalents – Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents – End of Period	17,287,642	18,972,807

Non-cash Investing and Financing Activities:

Common stock issued for conversion of debentures	5,500,000	900,000

Supplemental Disclosures:

Interest paid	628,058	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The Company has incurred losses of $10,280,502 since inception on December 11, 2003 to July 31, 2007. During the year ended January 31, 2006, the Company issued $26,000,000 of convertible debentures. During the year ended January 31, 2007, the Company issued an additional $5,000,000 of convertible debentures. During the six month period ended July 31, 2007, the Company issued 10,462,000 shares of common stock for net proceeds of $19,308,006. The Company’s oil and gas capital expenditures over the next twelve months are expected to be approximately $14,800,000. As at July 31, 2007, the Company had cash and cash equivalents of $17,287,642.

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
(Unaudited)

2)    Summary of Significant Accounting Policies (continued)

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

u)    Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.    Prepaid Expenses

The components of prepaid expenses are as follows:

	July 31, 2007 $	January 31, 2007 $

Office space deposit	23,821	–
Prepaid insurance	89,217	151,086
Prepaid joint-venture exploration costs	79,977	2,367,923
Professional and consulting services	46,005	–
Software subscriptions	41,896	–

Total prepaid expenses	280,916	2,519,009

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

(a)   The Company, through a series of joint venture agreements with different parties, has $5,313,346 (January 31, 2007 – $6,808,802) of unproven oil and gas expenditures in Alberta and Nova Scotia, Canada. In respect to these unproven oil and gas expenditures, the Company has expended $398,745 (January 31, 2007 – $443,759) to acquire land, $2,059,151 (January 31, 2007 – $2,031,168) for geological and geophysical expenditures, and $2,855,450 (2007 – $4,333,875) for drilling related costs.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

5.    Oil and Gas Properties (continued)

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	July 31, 2007 $	January 31, 2007 $

Alberta	4,577,474	6,154,643
Arkansas	13,037,119	7,569,101
Nova Scotia	735,872	654,159
Rocky Mountains (Colorado, Montana, Wyoming)	2,267,407	2,187,391
Texas	1,299,352	3,906,222

	21,917,224	20,471,516

6.    Accrued Liabilities

The components of accrued liabilities are as follows:

	July 31, 2007 $	January 31, 2007 $

Oil and gas expenditures	2,688,264	466,112

7.    Asset Retirement Obligations
	July 31, 2007 $	January 31, 2007 $

Beginning asset retirement obligations	90,913	33,000
Additions related to new properties	–	–
Liabilities incurred	153,264	56,446
Deletions related to property disposals	–	–
Accretion	30,837	1,467

Total asset retirement obligations	275,014	90,913

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 9 and 17) related to the convertible debentures equal to the fair values of the conversion feature of $10,151,918 and an equivalent discount on the debentures of $10,151,918. During the year ended January 31, 2007, a principal amount of $1,750,000 was converted into 943,336 shares of common stock. The unamortized discount on the converted debentures of $847,164 was charged to accretion expense. During the six month period ended July 31, 2007, a principal amount of $2,750,000 was converted into 1,425,736 shares of common stock. The unamortized discount on the converted debentures of $1,090,765 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $10,500,000 to maturity. To July 31, 2007, the Company accrued interest of $991,610 (January 31, 2007 – $693,699) has been included in accrued liabilities. To July 31, 2007, accumulated accretion of $6,496,664 (January 31, 2007 - $4,056,724) has increased the carrying value of the convertible debentures to $6,844,747 (January 31, 2007 - $7,154,808) (net of conversions of $4,500,000). During the six months ended July 31, 2007, the Company recorded a loss on the change in fair value of the derivative liability of $304,986 (July 31, 2006 – a gain of $2,086,201) and as at July 31, 2006, the fair value of the derivative liability was $4,356,262 (January 31, 2006 - $5,541,457).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 9 and 17) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To July 31, 2007, accrued interest of $1,165,068 (January 31, 2007 – $793,150), and $5,269,519 (January 31, 2007 – $3,616,550) has been accreted increasing the carrying value of the convertible debentures to $5,269,519 (January 31, 2007 - $3,616,550). During the six months ended July 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $nil (July 31, 2006 - $1,514,750) and as at July 31, 2007, the fair value of the derivative liability was $nil (January 31, 2007 – $nil).

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

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
July 31, 2007	70%	4.85%	–	1.64

The following table shows the assumptions used in the Black-Scholes calculation of the detachable warrants as at July 31, 2007.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
July 31, 2007	70%	4.56%	–	0.88

During the six month period ended July 31, 2007, the Company recorded a gain on derivatives of $5,045,596 equal to the difference in the fair value of the derivatives at January 31, 2007 and July 31, 2007.

10.      Related Party Transactions

a)	During the six months ended July 31, 2007, the Company incurred $15,000 (2006 - $10,000) in director’s fees.

b)
Effective February 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the President of the Company. On November 1, 2006, the Company agreed to pay a salary of Cdn$24,000 per month to the President of the Company. During the six months ended July 31, 2007, $127,049 (2006 – $62,939) was charged to operations.

c)
On June 23, 2005, the Company entered into a management consulting agreement with the President of the Company’s Canadian subsidiary (Elmworth Energy Corporation). Under the terms of the agreement, the Company must pay $20,000 per month for an initial term of two years, and, unless notice of termination is given by either party, is automatically renewed for one year periods. During the six months ended July 31, 2007, $120,000 (2006 – $120,000) was charged to operations.

d)
Effective January 1, 2006, the Company agreed to pay a salary of Cdn$12,000 per month to the then Chief Financial Officer. During the six months ended July 31, 2007, $63,525 (2006 – $62,939) was charged to operations.

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

11.	Common Stock

	Shares	Common Stock	Additional Paid- In Capital
		$	$

January 31, 2007	22,475,866	225	13,088,795
Conversion of debentures (c)	4,175,736	41	6,990,140
Private placement (d)	10,412,000	104	20,823,896
Financing fees (d)	-	-	(1,515,994)
Investor relations services (e)	50,000	1	108,499
Stock-based compensation (a, b and Note 11)	-	-	2,045,114
July 31, 2007	37,113,602	371	41,540,450

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

(c)	Conversion of debentures

Date	Shares	Common Stock	Face value (net of common stock)	Fair Value of Embedded Conversion Feature	Additional Paid-In Capital
	#	$	$		$

February 20, 2007	108,923	1	249,999	148,079	398,078
March 6, 2007	900,000	9	899,991	-	899,991
March 7, 2007	106,696	1	249,999	140,935	390,394
April 11, 2007	129,333	1	249,999	140,104	390,103
April 30, 2007	128,939	1	249,999	133,945	383,944
May 4, 2007	748,000	7	747,993	-	747,993
May 11, 2007	130,494	2	249,999	135,254	385,253
May 21, 2007	265,041	3	499,997	255,559	755,556
June 15, 2007	279,002	3	499,997	263,994	763,991
June 21, 2007	1,102,000	11	1,101,989	-	1,101,989
June 25, 2007	138,742	1	249,998	134,197	384,195
June 28, 2007	138,566	1	249,998	138,115	388,113

Total	4,175,736	41	5,499,958	1,490,182	6,990,140

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, January 31, 2007	1,630,000	3.31

Granted	150,000	2.19

Outstanding, July 31, 2007	1,780,000	3.22	3.51	–

Exercisable, July 31, 2007	1,214,000	3.35	3.36	–

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

The accompanying consolidated financial statements for the period ended July 31, 2007 have been restated to effect the changes described above as follows:

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

17.	Restatement (continued)

	July 31, 2007 As Reported $	Adjustment $	July 31, 2007 As Restated $

Consolidated Balance Sheet

Stockholders’ Deficit
Additional Paid-In Capital	40,050,268	1,490,182	41,540,450

Deficit Accumulated During the Exploration Stage	(26,009,114)	(1,490,182)	(27,499,296)

	Three Months Ended July 31, 2007 As Reported $	Adjustment $	Three Months Ended July 31, 2007 As Restated $

Consolidated Statement of Operations

Unrealized gain on fair value of derivatives	3,014,992	(927,118)	2,087,874

Net loss for the period	(4,953,589)	(927,118)	(5,880,707)

Net Loss Per Share – Basic and Diluted	(0.15)		(0.18)

	Six Months Ended July 31, 2007 As Reported $	Adjustment $	Six Months Ended July 31, 2007 As Restated $

Consolidated Statement of Operations

Unrealized gain on fair value of derivatives	5,045,596	(1,490,182)	3,555,414

Net loss for the period	(7,815,802)	(1,490,182)	(9,305,984)

Net Loss Per Share – Basic and Diluted	(0.22)		(0.26)

	Accumulated from December 11, 2003 (Date of Inception) to July 31, 2007 As Reported $	Adjustment $	Accumulated from December 11, 2003 (Date of Inception) to July 31, 2007 As Restated $

Consolidated Statement of Operations

Unrealized gain on fair value of derivatives	33,850,707	(1,490,182)	32,360,525

Net loss for the period	(8,790,320)	(1,490,182)	(10,280,502)

(a)
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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $4,281,969 for the year ended January 31, 2007. For the six months ended July 31, 2007, we incurred a net loss of $9,305,984. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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