Form 10-Q/A
period 2007-10-31
Triangle Petroleum Corp
filed 2008-04-30
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Consolidated balance sheets at October 31, 2007 (unaudited) and January 31, 2007	6

		Consolidated statements of operations for the three and nine months ended October 31, 2007 and 2006 and accumulated from December 11, 2003 (date of inception) to October 31, 2007 (unaudited)	7

		Consolidated statements of cash flows for the nine months ended October 31, 2007 and 2006 (unaudited)	8

		Notes to unaudited consolidated financial statements	9 - 22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	38
	ITEM 1A	Risk factors	38
	ITEM 2	Unregistered sales of equity securities and use of proceeds	39
	ITEM 3	Defaults upon senior securities	39
	ITEM 4	Submission of matters to a vote of security holders	39
	ITEM 5	Other information	39
	ITEM 6	Exhibits	39

	SIGNATURES		40

Triangle Petroleum Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
	October 31, 2007 $	January 31, 2007 $
	(Unaudited)
	Restated – Note 16)

ASSETS

Current Assets

Cash and cash equivalents	9,343,940	5,798,982
Prepaid expenses (Note 3)	847,408	2,519,009
Other receivables	1,064,343	344,342

Total Current Assets	11,255,691	8,662,333

Debt Issue Costs, net	575,417	916,353

Property and Equipment (Note 4)	72,291	67,091

Oil and Gas Properties (Note 5)	28,045,769	21,101,495

Total Assets	39,949,168	30,747,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	4,284,914	4,199,961
Accrued interest on convertible debentures	2,474,348	2,095,989
Accrued liabilities (Note 6)	1,939,570	466,112
Derivative liabilities (Note 9)	7,709,289	15,992,857
Convertible debentures, current portion, less unamortized discount of $nil and $515,626, respectively (Note 8(a))	–	2,234,374

Total Current Liabilities	16,408,121	24,989,293

Asset Retirement Obligations (Note 7)	419,365	90,913

Convertible Debentures, less unamortized discount of $6,680,931 and $12,478,642, respectively (Note 8)	13,069,069	10,771,358

Total Liabilities	29,896,555	35,851,564

Contingencies and Commitments (Notes 1 and 13)
Subsequent Events (Note 15)

Stockholders’ Equity (Deficit)

Common Stock (Note 10) Authorized: 100,000,000 shares, par value $0.00001 Issued: 37,704,805 shares (January 31, 2007 – 22,475,866 shares)	377	225

Additional Paid-In Capital	43,515,691	13,088,795

Deficit Accumulated During the Exploration Stage	(33,463,455)	(18,193,312)

Total Stockholders’ Equity (Deficit)	10,052,613	(5,104,292)

Total Liabilities and Stockholders’ Equity (Deficit)	39,949,168	30,747,272

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from December 11, 2003 (Date of Inception) to October 31,	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$
	Restated – Note 16)	Restated – Note 16)		Restated – Note 16)

Revenue, net of royalties	439,201	191,632	24,540	384,859	24,540

Operating Expenses

Oil and gas production	220,199	146,396	-	220,199	-
Depletion, depreciation and accretion	428,113	151,327	7,590	391,884	19,828
Depreciation – property and equipment	62,036	9,178	24,375	30,792	24,375
General and administrative	17,561,952	1,717,907	1,634,772	5,252,439	6,270,152
Foreign exchange loss (gain)	584,230	467,707	9,170	627,454	(12,086)
Impairment loss on oil and gas properties	10,795,341	4,604,726	1,041,852	8,496,129	1,086,789

Total Operating Expenses	29,651,871	7,097,241	2,717,759	15,018,897	7,389,058

Net Loss from Operations	(29,212,670)	(6,905,609)	(2,693,219)	(14,634,038)	(7,364,518)

Other Income (Expenses)

Accretion of discounts on convertible debentures	(19,470,985)	(1,704,802)	(2,766,329)	(6,313,336)	(7,463,959)
Amortization of debenture issue costs	(804,584)	(109,584)	(117,707)	(340,937)	(294,097)
Interest expense	(3,102,407)	(317,671)	(448,248)	(1,006,419)	(1,287,136)
Interest income	1,091,840	147,416	166,201	543,082	444,957
Unrealized gain on fair value of derivatives	35,286,616	2,926,091	7,147,301	6,481,505	16,724,250

Total Other Income (Expenses)	13,000,480	941,450	3,981,218	(636,105)	8,124,015

Net Income (Loss) Before Discontinued Operations	(16,212,190)	(5,964,159)	1,278,999	(15,270,143)	759,497

Discontinued Operations	(32,471)	-	-	-	-

Net Income (Loss) for the Period	(16,244,661)	(5,964,159)	1,278,999	(15,270,143)	759,497

Deficit adjustment related to December 8, 2005 reclassification of warrants from additional paid-in capital to a derivative liability	(17,218,794)

Deficit accumulated during the exploration stage	(33,463,455)

Net Income (Loss) Per Share

Basic		(0.16)	0.06	(0.44)	0.04
Diluted		(0.16)	0.05	(0.44)	0.03

Weighted Average Number of Shares Outstanding
Basic		37,345,000	20,716,000	34,699,000	20,107,000
Diluted		37,345,000	26,716,000	34,699,000	26,107,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,
	2007	2006
	$	$
	(Restated – Note 16)

Operating Activities
Net loss (income) for the period	(15,270,143)	759,497

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	6,313,336	7,463,959
Amortization of debt issue costs	340,937	294,097
Depletion, depreciation and accretion	391,884	24,375
Depreciation – property and equipment	30,792	19,828
Impairment loss on oil and gas properties	8,496,129	1,086,789
Stock-based compensation	3,066,979	4,670,481
Unrealized gain on fair value of derivatives	(6,481,505)	(16,724,250)

Changes in operating assets and liabilities:

Prepaid expenses	(7,746)	(191,922)
Other receivables	(619,287)	(251,996)
Accounts payable	48,306	1,038,261
Accrued interest on convertible debentures	378,359	1,287,135
Accrued liabilities	123,966	(594,169)
Due to related parties	–	2,138

Net Cash Used in Operating Activities	(3,187,993)	(1,115,777)

Investing Activities
Purchase of property and equipment	(35,992)	(23,088)
Oil and gas property expenditures	(16,487,736)	(11,194,598)
Proceeds received from sale of oil and gas properties	983,902	–

Changes in investing assets and liabilities	2,964,771	–

Net Cash Used in Investing Activities	(12,575,055)	(11,217,686)

Financing Activities
Proceeds from issuance of common stock	20,824,000	–
Common stock issuance costs	(1,515,994)	–
Proceeds from issuance of convertible debentures	–	5,000,000
Convertible debentures issuance costs	–	(425,000)

Net Cash Provided from Financing Activities	19,308,006	4,575,000

Increase in Cash and Cash Equivalents	3,544,958	7,758,463

Cash and Cash Equivalents – Beginning of Period	5,798,982	17,394,422

Cash and Cash Equivalents – End of Period	9,343,940	9,635,959

Non-cash Investing and Financing Activities:

Common stock issued for conversion of debentures	6,250,000	2,400,000

Supplemental Disclosures:

Interest paid	628,058	–
Income taxes paid	–	–

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

The Company is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. It has been in the exploration stage since its formation in December 2003 and has not yet realized any significant revenues from its planned operations. At October 31, 2007, the Company has a working capital deficit of $5,152,430 and has incurred losses of $16,244,661 since inception on December 11, 2003. The Company issued $26,000,000 and $5,000,000 of convertible debentures during the year ended January 31, 2006 and January 31, 2007, respectively. During the nine month period ended October 31, 2007, the Company issued 10,412,000 shares of common stock for net proceeds of $19,308,006. The Company’s oil and gas capital expenditures for fiscal 2008 are expected to be approximately $23,000,000. In the nine months ended October 31, 2007, the Company’s oil and gas capital expenditures were $16,487,736, leaving an estimated $6,500,000 of capital expenditures to be incurred during the three months ended January 31, 2008. As at October 31, 2007, the Company had cash and cash equivalents of $9,343,940.

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

u)	Reclassifications
Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Prepaid Expenses

The components of prepaid expenses are as follows:

	October 31, 2007 $	January 31, 2007 $

Office space deposit	24,702	–
Prepaid insurance	71,842	151,086
Prepaid joint-venture exploration costs	688,578	2,367,923
Professional and consulting services	32,376	–
Royalty deposit	23,088	–
Software subscriptions	6,822	–

Total prepaid expenses	847,408	2,519,009

4.	Property and Equipment

	Cost $	October 31, 2007 Accumulated Depreciation $	Net Carrying Value $	January 31, 2007 Net Carrying Value $

Computer hardware	69,708	32,494	37,214	31,906
Furniture and equipment	48,273	15,312	32,961	25,164
Geophysical software	8,000	5,884	2,116	5,086
Leasehold improvements	7,927	7,927	–	4,935

Total	133,908	61,617	72,291	67,091

5.	Oil and Gas Properties

The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	October 31, 2007	January 31, 2007
	$	$

Proved Properties
Exploration costs	13,661,354	2,965,420
Less:
Accumulated depletion	(387,303)	(36,229)
Impairment costs	(10,795,341)	(2,299,212)

	2,478,710	629,979

Unproven Properties
Acquisition costs	10,795,922	14,405,798
Exploration costs	14,771,137	6,065,718

	25,567,059	20,471,516

Net Carrying Value	28,045,769	21,101,495

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

(d)	The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	October 31, 2007 $	January 31, 2007 $

Alberta	–	6,154,643
East Coast (Nova Scotia and New Brunswick)	8,018,366	654,159

Canada	8,018,366	6,808,802

Arkansas	14,297,692	7,569,101
Rocky Mountains (Colorado, Montana, Wyoming)	2,548,245	2,187,391
Texas	702,756	3,906,222

United States	17,548,693	13,662,714

Total unproven acquisition and exploration costs	25,567,059	20,471,516

6.	Accrued Liabilities

The components of accrued liabilities are as follows:

	October 31, 2007 $	January 31, 2007 $

Oil and gas expenditures	1,939,570	466,112

7.	Asset Retirement Obligations

	October 31, 2007 $	January 31, 2007 $

Beginning asset retirement obligations	90,913	33,000
Additions related to new properties	–	–
Liabilities incurred	261,180	58,186
Deletions related to property disposals	–	–
Accretion	38,018	1,467
Increase (decrease) due to foreign exchange	29,254	(1,740)

Total asset retirement obligations	419,365	90,913

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

The Company classified the conversion features as derivative liabilities pursuant to SFAS 133 and EITF 00-19. As such, the Company recorded derivative liabilities (Refer to Notes 9 and 16) related to the convertible debentures equal to the fair values of the conversion feature of $10,151,918 and an equivalent discount on the debentures of $10,151,918. During the year ended January 31, 2007, a principal amount of $1,750,000 was converted into 943,336 shares of common stock. The unamortized discount on the converted debentures of $847,164 was charged to accretion expense. During the nine month period ended October 31, 2007, a principal amount of $3,500,000 was converted into 2,016,939 shares of common stock. The unamortized discount on the converted debentures of $1,181,031 was charged to accretion expense. The carrying value of the convertible debentures will be accreted to the face value of $9,750,000 to maturity. To October 31, 2007, accrued interest of $1,120,240 (January 31, 2007 – $693,699) has been included in accrued liabilities and $7,361,282 (October 31, - $2,695,357) has been accreted increasing the carrying value of the convertible debentures to $6,959,366 (January 31, 2007 - $7,154,808) (net of conversions of $5,250,000). During the nine months ended October 31, 2007, the Company recorded a loss on the change in fair value of the derivative liability of $1,187,095 (October 31, 2006 $283,525) and as at October 31, 2007, the fair value of the derivative liability was $4,926,489 (January 31, 2007 - $5,541,457).

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

In accordance with SFAS 133 and EITF 00-19, the Company recognized the fair value of the warrants of $3,261,250 as a derivative liability (Refer to Notes 9 and 16) and an equivalent discount on the debentures. Also, the Company recorded the residual value of the embedded beneficial conversion feature of $6,738,750 as additional paid-in capital and an equivalent discount on the debentures. The carrying value of the convertible debentures will be accreted to the face value of $10,000,000 to maturity. To October 31, 2007, accrued interest of $1,354,108 (January 31, 2007 – $793,150) has been included in accrued liabilities, and $6,109,703 (January 31, 2007 - $3,616,550) has been accreted increasing the carrying value of the convertible debentures to $6,109,703 (January 31, 2006 - $3,616,550). During the nine months ended October 31, 2007, the Company recorded a gain on the change in fair value of the derivative liability of $nil (October 31, 2006 - $1,714,375) and as at October 31, 2007, the fair value of the derivative liability was $nil (January 31, 2007 – $nil).

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

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

10.	Common Stock

	Shares	Common Stock	Additional Paid- In Capital
		$	$

January 31, 2007	22,475,866	192	13,088,795
Conversion of debentures (c)	4,766,939	47	8,052,016
Private placement (d)	10,412,000	104	20,823,896
Issuance costs (d)	-	-	(1,515,994)
Investor relations services (e)	50,000	1	108,499
Stock-based compensation (a, b and Note 10)	-	-	2,958,479
October 31, 2007	37,704,805	377	43,515,691

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

Date	Shares	Common Stock	Face value (net of common stock)	Fair Value of Embedded Conversion Feature	Additional Paid- In Capital
	#	$	$		$

February 20, 2007	108,923	1	249,999	148,079	398,078
March 6, 2007	900,000	9	899,991	-	899,991
March 7, 2007	106,696	1	249,999	140,935	390,394
April 11, 2007	129,333	1	249,999	140,104	390,103
April 30, 2007	128,939	1	249,999	133,945	383,944
May 4, 2007	748,000	7	747,993	-	747,993
May 11, 2007	130,494	2	249,999	135,254	385,253
May 21, 2007	265,041	3	499,997	255,559	755,556
June 15, 2007	279,002	3	499,997	263,994	763,991
June 21, 2007	1,102,000	11	1,101,989	-	1,101,989
June 25, 2007	138,742	1	249,998	134,197	384,195
June 28, 2007	138,566	1	249,999	138,115	388,114
September 25, 2007	591,203	6	749,994	311,880	1,061,874
					-
Total	4,766,939	47	6,249,953	1,802,062	8,052,016

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

The accompanying consolidated financial statements for the period ended October 31, 2007 have been restated to effect the changes described above as follows:

Triangle Petroleum Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

16.	Restatement (continued)

	October 31, 2007 As Reported $	Adjustment $	October 31, 2007 As Restated $

Consolidated Balance Sheet

Stockholders’ Deficit
Additional Paid-In Capital	41,713,628	1,802,063	43,515,691

Deficit Accumulated During the Exploration Stage	(31,661,392)	(1,802,063)	(33,463,455)

	Three Month Period Ended October 31, 2007 As Reported $	Adjustment $	Three Month Period Ended October 31, 2007 As Restated $

Consolidated Statement of Operations

Unrealized gain on fair value of derivatives	3,237,972	(311,881)	2,926,091

Net loss for the period	(5,652,278)	(311,881)	5,961,159

Net loss for the period	(0.15)		(0.16)

	Nine Months Ended October 31, 2007 As Reported $	Adjustment $	Nine Months Ended October 31, 2007 As Restated $

Consolidated Statement of Operations
Unrealized gain on fair value of derivatives	8,283,568	(1,802,063)	6,481,505

Net loss for the period	(13,468,080)	(1,802,063)	(15,270,143)

Net Loss Per Share – Basic and Diluted	(0.39)		(0.44)

	Accumulated from December 11, 2003 (Date of Inception) to October 31, 2007 As Reported $	Adjustment $	Accumulated from December 11, 2003 (Date of Inception) to October 31, 2007 As Restated $

Consolidated Statement of Operations

Unrealized gain on fair value of derivatives	37,088,679	(1,802,063)	35,286,616

Net loss for the period	(14,442,598)	(1,802,063)	(16,244,661)

(a)
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

Depletion, Depreciation and Accretion (“DD&A”)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
DD&A – oil and gas properties	$151,327	$7,590	$391,884	$19,828
Depreciation – property and equipment	9,178	24,375	30,792	24,375
Total	$160,505	$31,965	$422,676	$44,203
Total per BOE	$18.00	$34.99	$28.99	$48.39

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $4,281,969 for the year ended January 31, 2007. For the nine months ended October 31, 2007, we incurred a net loss of $15,270,143. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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