Form 10-Q
period 2008-04-30
Triangle Petroleum Corp
filed 2008-06-10
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-51321

TRIANGLE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1250, 521 - 3 Avenue SW
Calgary, Alberta
Canada T2P 3T3
(Address of Principal Executive Offices)

(403) 262-4471
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 10, 2008, there were 67,426,043 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	April 30, 2008 $	January 31, 2008 $

ASSETS

Current Assets

Cash and cash equivalents	1,195,535	4,581,589
Prepaid expenses	676,917	797,307
Other receivables	1,693,975	1,689,391

Total Current Assets	3,566,427	7,068,287

Debt Issue Costs, net	356,250	465,833

Property and Equipment	58,087	66,121

Oil and Gas Properties (Note 4)	25,595,471	24,978,949

Total Assets	29,576,235	32,579,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,783,119	3,533,833
Accrued interest on convertible debentures	3,005,076	2,751,096
Accrued liabilities	464,339	420,384
Derivative liabilities (Note 7)	1,516,142	3,262,846
Convertible debentures, current portion, less unamortized discount of $695,296 and $1,321,869, respectively (Note 6)	3,929,704	4,778,271

Total Current Liabilities	10,698,380	14,746,430

Asset Retirement Obligations (Note 5)	870,124	1,003,353

Convertible Debentures, less unamortized discount of $2,640,494 and $3,229,279, respectively (Note 6)	7,359,506	6,770,721

Total Liabilities	18,928,010	22,520,504

Going Concern (Note 2)
Subsequent Events (Note 10)

Stockholders’ Equity

Common Stock (Note 8) Authorized: 100,000,000 shares, par value $0.00001 Issued: 48,653,758 shares (2008 - 46,794,530 shares)	487	468

Additional Paid-In Capital (Note 8)	60,268,052	57,852,277

Deficit	(49,620,314)	(47,794,059)

Total Stockholders’ Equity	10,648,225	10,058,686

Total Liabilities and Stockholders’ Equity	29,576,235	32,579,190

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2008	2007
	$	$
Revenue, net of royalties	152,119	68,591

Operating Expenses

Oil and gas production	59,227	2,310
Depletion, depreciation and accretion	70,299	75,468
Depreciation - property and equipment	9,759	6,780
General and administrative	1,200,718	2,133,428
Foreign exchange (gain) loss	(4,006)	95,060

Total Operating Expenses	1,335,997	2,313,046

Loss from Operations	(1,183,878)	(2,244,455)

Other Income (Expense)

Accretion of discounts on convertible debentures	(1,215,358)	(2,340,726)
Amortization of debt issue costs	(109,584)	(117,708)
Interest expense	(253,980)	(382,351)
Interest income	17,215	192,423
Unrealized gain on fair value of derivatives	919,330	1,467,540

Total Other Income (Expense)	(642,377)	(1,180,822)
Net Loss for the Period	(1,826,255)	(3,425,277)
Net Loss Per Share - Basic and Diluted	(0.04)	(0.11)

Weighted Average Number of Shares Outstanding - Basic and Diluted	47,433,000	30,579,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Statement of Stockholders’ Equity (Deficit)
Period from January 31, 2008 to April 30, 2008
(Expressed in U.S. dollars)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit	Total
	#	$	$	$	$
Balance - January 31, 2008	46,794,530	468	57,852,277	(47,794,059)	10,058,686

Issuance of common stock on conversion of convertible debentures at a weighted average price of $0.79 per share	1,859,228	19	1,475,121	-	1,475,140

Fair value of conversion features of convertible debentures converted	-	-	827,374	-	827,374

Stock based compensation	-	-	113,280	-	113,280

Net loss for the period	-	-	-	(1,826,255)	(1,826,255)

Balance - April 30, 2008	48,653,758	487	60,268,052	(49,620,314)	10,648,225

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2008	2007
	$	$
Operating Activities
Net loss	(1,826,255)	(3,425,277)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of discounts on convertible debentures	1,215,358	2,340,726
Amortization of debt issue costs	109,584	117,708
Depletion, depreciation and accretion	70,299	75,468
Depreciation - property and equipment	9,759	6,780
Stock-based compensation	113,280	1,625,536
Unrealized gain on fair value of derivatives	(919,330)	(1,467,540)

Asset retirement costs	(170,700)	-

Changes in operating assets and liabilities

Prepaid expenses	(48,286)	1,744,000
Other receivables	(91,103)	(598,711)
Accounts payable	204,651	(2,138,855)
Accrued interest on convertible debentures	253,980	382,351
Accrued liabilities	47,492	(466,112)

Cash Used in Operating Activities	(1,031,271)	(1,803,926)

Investing Activities
Purchase of property and equipment	(1,725)	(8,655)
Oil and gas property expenditures	(2,353,058)	(2,634,875)

Cash Used in Investing Activities	(2,354,783)	(2,643,530)

Financing Activities
Proceeds from issuance of common stock	-	20,824,000
Common stock issuance costs	-	(1,515,994)
Cash Provided by Financing Activities	-	19,308,006

(Decrease) Increase in Cash and Cash Equivalents	(3,386,054)	14,860,550

Cash and Cash Equivalents - Beginning of Period	4,581,589	5,798,982
Cash and Cash Equivalents - End of Period	1,195,535	20,659,532
Cash	399,258	675,648
Cash equivalents	796,277	19,983,884
Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	1,475,140	1,900,000

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

Triangle Petroleum Corporation, together with its consolidated subsidiaries (“Triangle” or the “Company”), is an independent oil and gas company focused primarily on the acquisition, exploration and development of resource properties consisting mainly of shale gas reserves. Our primary exploration and development acreage is located in the Fayetteville Shale of the Arkoma Basin in the United States and in the Horton Bluff formation of the Maritimes Basin in Canada. We have producing properties in the Fort Worth Basin and in the Alberta Deep Basin.

1. Basis of Presentation

The accompanying consolidated financial statements of Triangle have not been audited by independent public accountants and have been prepared in accordance with generally accepted accounting principals ("GAAP") in the U.S. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2008, our operations for the three months ended April 30, 2008 and 2007 and our cash flows for the three months ended April 30, 2008 and 2007. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they should be read along with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2008. In the prior year, the Company was accounted for as an exploration stage entity. Starting in the fourth quarter of fiscal 2008, the Company was no longer accounted for as an exploration stage entity.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

2. Going Concern

The Company is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The Company has a working capital deficit of $1,686,107 as at April 30, 2008, excluding derivative liabilities and the current portion of convertible debentures.

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

Failure to obtain additional financing will result in the going concern assumption being inappropriate and adjustments would be required to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. See Note 10.

3. Changes in Significant Accounting Policies

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements” ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 ("FSP 157-2") which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

On February 1, 2008 Triangle elected to implement SFAS 157 with the one-year deferral for certain non-financial assets and liabilities. Given the nature of our current financial instruments, the adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning February 1, 2009, the Company will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this portion of the standard and have not yet determined the impact that it will have on our financial statements upon adoption in 2009.

SFAS 157 (as amended), defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3. Changes in Significant Accounting Policies (continued)

A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Beginning February 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels—defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities—are as follows:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The fair value of the Company’s derivative liabilities are measured using Level III inputs. The significant unobservable inputs to the fair value measurement include estimates of volatility of the share price and term of the contract. The inputs are calculated based on historical data as well as current estimated costs. See Note 7.

The estimated fair values of derivative liabilities included in the consolidated balance sheets at April 30, 2008 and January 31, 2008 are summarized below. The decrease in the derivative liability from January 31, 2008 to April 30, 2008 is primarily attributable to the higher market price of Triangle’s stock during the period and the settlement of derivatives as conversion features were exercised.

	April 30, 2008 $	January 31, 2008 $
	Significant Unobservable Inputs (Level III)	Significant Unobservable Inputs (Level III)

Derivative liability - conversion feature	1,516,142	3,262,846

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. Effective February 1, 2008, the Company adopted SFAS No. 159. The adoption of this statement did not have a material effect on the Company's current financial statements.

4. Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Capitalized costs, less estimated salvage value, are depleted using the units-of-production method whereby historical costs and future development costs are amortized over the total estimated proved reserves. Costs of acquiring and evaluating unproven properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. These costs are assessed periodically to ascertain whether impairment has occurred (i.e., "impairment tests”). There were no impairment charges in either the first quarter of 2007 or 2008. All of the Company’s oil and gas properties are located in the United States and Canada. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

4. Oil and Gas Properties (continued)

		Costs		Accumulated Depletion			Net Carrying
	Opening	Additions	Closing	Opening	Change	Closing	Value
	$	$	$	$	$	$	$

Proved Properties	12,886,510	9,775	12,896,285	12,472,601	32,828	12,505,429	390,856
Unproven Properties	34,397,768	639,575	35,037,343	9,832,728	-	9,832,728	25,204,615
Total	47,284,278	649,350	47,933,628	22,305,329	32,828	22,338,157	25,595,471

Proved Properties

The Company's proved acquisition and exploration costs were distributed in the following geographic areas:

	April 30, 2008 $	January 31, 2008 $

Alberta - Canada	307,031	324,162
Barnett Shale (Texas) - United States	83,825	89,747
Total proved acquisition and exploration costs	390,856	413,909

Depletion and depreciation expense for the three month period ended April 30, 2008 of $5,922 (2007 - $61,613) was recorded in the U.S. cost center and $26,906 (2007 - $12,529) was recorded in the Canadian cost center. All of the Company’s unproven properties are not subject to depletion.

Unproven Properties

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	April 30, 2008 $	January 31, 2008 $

Maritimes Basin (Nova Scotia and New Brunswick)	16,071,074	15,463,119
Canada	16,071,074	15,463,119

Fayetteville Shale (Arkansas)	8,306,166	8,289,901
Rocky Mountains (Colorado, Montana, Wyoming)	827,375	812,020
United States	9,133,541	9,101,921
Total unproven acquisition and exploration costs	25,204,615	24,565,040

o
In Canada, $16,071,074 of unproven property costs were excluded from costs subject to depletion which relate to Eastern Canada shale gas exploration costs mainly in the Windsor Basin of Nova Scotia. The Company anticipates that these costs will be subject to depletion in fiscal 2011, when the Company anticipates having pipelines built and commissioned to market potential gas from the Windsor Basin.

o
In the U.S., $8,306,166 of unproven property costs were excluded from costs subject to depletion which relate to Fayetteville Shale gas acquisition costs. During the current quarter, the Company announced that it anticipates selling its acreage position related to these costs in fiscal 2009.

o
In the U.S., $827,375 of unproven property costs were excluded from costs subject to depletion which relate to U.S. Rocky Mountain leasehold acquisition costs. The Company anticipates that these costs will be subject to depletion in fiscal 2010, when an exploration well is planned to be drilled in this area.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

5.  Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and natural gas properties is recorded when a liability is incurred, generally through a lease construction or acquisition or completion of a well. The current estimated costs are escalated at an inflation rate and discounted to present value at a credit adjusted risk-free rate over the estimated economic life of the properties. Such costs are capitalized as part of the basis of the related asset and are depleted as part of the applicable full cost pool. The associated liability is recorded initially as a long-term liability. Subsequent adjustments to the initial asset and liability are recorded to reflect revisions to estimated future cash flow requirements. In addition, the liability is adjusted to reflect accretion expense as well as settlements during the period.

A reconciliation of the changes in the asset retirement obligations for the three months ended April 30, 2008, is as follows:

April 30, 2008 $

Balance, beginning of period	1,003,353
Liabilities settled	(170,700)
Accretion	37,471
Balance, end of period	870,124

6. Convertible Debentures

Agreement Date	December 8, 2005 $	December 28, 2005 $	Total $

Balance, January 31, 2008	4,778,271	6,770,721	11,548,992

Converted	(1,475,140)	-	(1,475,140)
Accretion	626,573	588,785	1,215,358
Balance, April 30, 2008	3,929,704	7,359,506	11,289,210
Amount classified as current	3,929,704	-	3,929,704
Face value at April 30, 2008	4,625,000	10,000,000	14,625,000
Interest rate	5.0%	7.5%

7. Derivative Liabilities

The Company is required to bifurcate and separately account for the embedded conversion feature contained in the December 8, 2005 convertible debenture as a derivative. The Company is required to record derivatives at their estimated fair value on each balance sheet date with changes in fair values reflected in the statement of operations.

Conversion Feature Fair Value
$

January 31, 2008	3,262,846

Conversion features settled	(827,374)
Change in fair value	(919,330)

April 30, 2008	1,516,142

The Company uses the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the conversion feature in the December 8, 2008 convertible debenture.

	Strike Price	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at:
April 30, 2008	$1.2141	84.17%	1.94%	-	0.61

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

8. Common Stock

	Shares	Common Stock	Additional Paid-In Capital
		$	$

January 31, 2008	46,794,530	468	57,852,277
Conversion of debentures	1,859,228	19	2,302,495
Stock based compensation			113,280
April 30, 2008	48,653,758	487	60,268,052

During the first quarter, 1,859,228 shares were issued upon the conversion of convertible debentures in the amount of $1,475,140. The fair value of the conversion feature related to the converted debentures was $827,374, which was transferred from the derivative liability to additional paid-in capital upon conversion.

9. Stock Options

The weighted average grant date fair value of stock options granted during the three month period ended April 30, 2008 was $0.4618. No stock options were exercised during the three month period ended April 30, 2008. During the three month period ended April 30, 2008, the Company recorded stock-based compensation of $113,280 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2008	2,580,000	2.61
Granted	300,000	2.00
Outstanding, April 30, 2008	2,880,000	2.55	–
Exercisable, April 30, 2008	1,690,000	2.93	–

The weighted average remaining contractual life of stock options outstanding as of April 30, 2008 was 3.67 years.

The fair value of the options granted during the quarter was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended April 30, 2008

Expected dividend yield	0%
Expected volatility	75%
Expected life (in years)	3.5
Risk-free interest rate	2.22%

As at April 30, 2008, there was $828,677 of total unrecognized compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 17 months.

A summary of the status of the Company’s non-vested shares as of April 30, 2008, and changes during the quarter, is presented below:

Non-vested shares	Number of Shares	Weighted-Average Grant-Date Fair Value $

Non-vested at January 31, 2008	1,250,000	0.93

Granted	300,000	0.46
Vested	(360,000)	1.32

Non-vested at April 30, 2008	1,190,000	0.70

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

10. Subsequent Events

Subsequent to April 30, 2008, the Company issued 514,785 shares of common stock for the conversion of convertible debentures with an aggregate principal amount of $625,000. In addition, the Company repaid the remaining $4,000,000 of secured convertible debentures that were due to mature on December 8, 2008, plus an early redemption fee of $800,000 and associated accrued interest of $1,299,307.

On June 4, 2008, the Company raised gross proceeds of $25,560,500 from the private placement of 18,257,500 units priced at $1.40 per unit. Each unit consists of one share of common stock and one-half of a warrant. One full warrant can be exercised and converted into one share of common stock for a period of two years at a price of $2.25 per share. The net proceeds after deducting expenses was $23,641,552.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

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

The changeover from a mining to an oil and gas exploration company has taken place over the past three years, during one of the strongest markets for oil and natural gas. The average monthly price for West Texas Intermediate (WTI) crude oil and natural gas (Henry Hub Nymex), currently, as compared to the past, is as follows:

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

Plan of Operations

Our corporate strategy is to utilize our US shale gas experience to secure early stage shale gas projects in Canada. In conjunction with this strategy, we have screened and participated in various projects in North America with numerous potential joint venture partners. Based on activity to date, we have carefully selected and designated one project as core from our portfolio of projects based on our belief that it provides the best prospect for exploring for commercial quantities of gas. This core project is focused on a shale gas opportunity located in the Maritimes Basin of Eastern Canada. We intend to execute our operating plan in order to realize the full value of the land base that has been established in the Maritimes Basin. We have a secondary project focused on securing an initial land position in a western Canadian shale project. Our remaining four project areas (Fayetteville Shale, Rocky Mountain Program, Barnett Shale and Alberta Deep Basin) are currently designated as non-core due to existing market conditions related to land costs, drilling costs and completion costs, as well as our desire to focus our limited manpower resources on one core project.

Maritimes Basin - Eastern Canadian Shale Gas Project

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

Beech Hill Block

The first farm-in agreement was entered into in March 2007 and covers approximately 68,000 gross acres in the Moncton Sub-Basin of the Maritimes Basin located in the province of New Brunswick, Canada. We are entitled to earn a 70% working interest in the block subsequent to the acquisition and evaluation of a minimum $250,000 seismic program which is to commence before June 27, 2008 and then electing no later than December 31, 2008 to drill a test well. We anticipate commencing the seismic program before June 27, 2008 and are currently assessing if the exploration well will proceed. The Beech Hill Block is covered by leases and licenses to search for oil and natural gas with the New Brunswick government which expire between February 2009 and June 2011.

Windsor Block

The second farm-in agreement was entered into in May 2007 and covers approximately 516,000 gross acres in the Windsor Sub-Basin of the Maritimes Basin located in the province of Nova Scotia, Canada. During fiscal 2008, we earned a 70% working interest in the block by drilling and completing a test well. Our partner has until July 8, 2008 to elect to convert its 30% working interest to a 5% gross overriding royalty. During fiscal 2008 and the first quarter of fiscal 2009, we spent approximately $16.1 million on our Windsor Block exploration program, consisting of drilling and completing two wells, a 2D and 3D seismic program and geological studies. Both of the test wells, the seismic and geological studies have provided us with sufficient valuable technical information to conclude that this is a significant shale gas resource project. The Windsor Block is covered by an exploration agreement with the Nova Scotia government which expires on September 15, 2008. During fiscal 2009, we plan to work with the Nova Scotia government to transition the exploration agreement into a production agreement. We plan to submit the production agreement in mid June 2008; therefore, the Nova Scotia government will have until mid November 2008 to review and approve the agreement. If the agreement is not approved, our right to explore for and develop oil and gas on this block would be forfeited. Also, we plan to have a joint venture partner join a summer/fall drilling and completion program which we are targeting to drill up to six wells for a gross cost of approximately $35 million.

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

States of Colorado, Montana and Wyoming - Rocky Mountain Program (non-core project)

Although the initial test wells in Colorado and Wyoming were not successful in the primary targets, opportunity exists based on area operators pursuing additional exploration programs. The third prospect in this project, located in Northern Montana, has not yet been drilled. Given the priority of our shale gas projects, we are not actively pursuing this project at this time.

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

Results of Operations

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Barnett Shale in Texas, USA	Mcfpd	106	111
Deep Basin in Alberta, Canada	Mcfpd	144	37
Total Company	Mcfpd	250	148
Total Company	Boepd (6:1)	42	25

Net Operating Results

		Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Volumes	Mcf	22,655	13,065
Price	$/Mcf	8.26	7.40
Revenue		$ 187,023	$ 96,644
Royalties		34,904	28,053
Revenue, net of royalties		152,119	68,591
Production expenses		59,227	2,310
Net		$ 92,892	$ 66,281

For the three month period ended April 30, 2008, we realized $187,023 in revenue from sales of natural gas and natural gas liquids, as compared to $96,644 for same period ended April 30, 2007. Revenue increased mainly due to a well in the Deep Basin of Alberta that began producing at unrestricted facility rates in the prior quarter. Royalties related to this revenue totaled $39,904 and $28,053 (21% and 29% of revenue) for the three month periods ended April 30, 2008 and 2007, respectively. Production expenses related to this revenue totaled $59,227 and $2,310 ($15.68/Boe and $1.06/Boe) for the three month periods ended April 30, 2008 and 2007, respectively.

Depletion, Depreciation and Accretion (“DD&A”)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Depletion - oil and gas properties	$ 37,471	$ 74,142
Accretion	32,828	1,326
Depletion and Accretion	70,299	75,468
Depreciation - property and equipment	9,759	6,780
Total	$ 80,058	$ 82,248
Depletion per BOE	$ 9.92	$ 34.05

Unproven property costs of $25,204,615 were excluded from costs subject to depletion at April 30, 2008.

General and Administrative (“G&A”)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Salaries, wages and consulting fees	$392,862	$ 286,244
Other, travel and office expense	694,576	221,648
Stock-based compensation	113,280	1,625,536
G&A	$1,200,718	$2,133,428

General and administrative expenses have decreased significantly in the three month period ended April 30, 2008 compared to the same period in 2007 primarily due to decreased stock-based compensation expense mainly as a result of shares issued to our executives that have now been fully expensed. Other, travel and office expenses increased in the three month period ended April 30, 2008 compared to the same period in 2007 due to increased year-end audit and reserve evaluation fees, increased audit and accounting fees for to the restatements of the 10K’s and 10Q’s, increased office rent and increased investor relations expenses.

Accretion of Discounts on Convertible Debentures

Agreement Date	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
June 14, 2005	$ -	$ 400,000
December 8, 2005	626,573	1,127,942
December 28, 2005	588,785	812,784
Total accretion of discounts	$ 1,215,358	$ 2,340,726

Accretion of discounts on convertible debentures decreased in the three month period ended April 30, 2008 compared to 2007 due primarily to the June 14, 2005 debenture discounts being realized prior to fiscal 2008, the conversion of December 8, 2005 debentures in the prior year which reduced the accretion base and the reduction of the December 28, 2005 accretion since the maturity date was extended.

Interest Expense

Agreement Date	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
June 14, 2005	$ -	$ 42,795
December 8, 2005	69,048	182,877
December 28, 2005	184,932	156,679
Total interest expense	$ 253,980	$ 382,351

Interest expense decreased for the three month period ended April 30, 2008 compared to the same period of 2007 due primarily to the June 14, 2005 convertible debentures being fully converted as at June 2007 and the conversion of December 8, 2005 convertible debentures.

Oil and Gas Properties

	April 30, 2008 $	January 31, 2008 $

Maritimes Basin - Eastern Canada Shale	16,071,074	15,463,119
Arkoma Basin, Arkansas - Fayetteville Shale	8,306,166	8,289,901
U.S. Rocky Mountains (Colorado, Montana, Wyoming)	827,375	812,020
Alberta Deep Basin - Western Canada	307,031	324,162
Greater Fort Worth Basin, Texas - Barnett Shale	83,825	89,747

Net carrying value of acquisition and exploration costs	25,595,471	24,978,949

During the three month period ended April 30, 2008, we spent $607,955 on the Martimes Basin shale gas project in the Eastern Canada mainly for testing of Kennetcook #1 and #2 ($380,000) and installation of an ESP pump at Kennetcook #2 ($130,000).

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are an early stage production company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As at April 30, 2008, we had a working capital deficit of $1,686,106, excluding non-cash derivative liabilities and the current portion of convertible debentures, resulting primarily from accrued interest of $3,005,076 and payables of $1,783,118 offset by our cash and cash equivalents of $1,195,535 and other receivables of $1,693,975. For the three month period ended April 30, 2008, we had net cash outflow from operating activities of $1,031,271, mainly related to cash general and administrative expenses.

	April 30, 2008			January 31, 2008
Agreement Date	Face Value	Discount	Carrying Value	Face Value	Discount	Carrying Value
December 8, 2005	$ 4,625,000	$ 695,296	$ 3,929,704	$ 6,100,140	$1,321,869	$ 4,778,271
December 28, 2005	10,000,000	2,640,494	7,359,506	10,000,000	3,229,279	6,770,721
Total convertible debentures	$14,625,000	$3,335,790	$11,289,210	$16,100,140	$4,551,148	$11,548,992

We have $14,625,000 of convertible debentures outstanding as at April 30, 2008. As at June 10, 2008, we have $10,000,000 of convertible debentures outstanding. During the three month period ended April 30, 2008, $1,475,140 of convertible debentures were converted into 1,859,228 shares of common stock. The convertible debentures have two separate maturity dates. First, $4,625,000 matures on December 8, 2008 which are convertible at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock of the 10 trading days immediately preceding the date of conversion. Subsequent to April 30, 2008, $625,000 of these convertible debentures were converted into 514,785 shares of common stock and the remaining $4,000,000 of these convertible debentures were repaid. Second, $10,000,000 matures on June 1, 2009 which are convertible at $4.00. Based on the current share price, conversion is not likely and we will either be required to repay or refinance these debentures.

We are currently committed to pay 66% of the drilling and completion costs for one well in our Fayetteville project to earn a 50% working interest. The operator must spud this well before July 31, 2008 or we automatically earn our 50%. We do not expect to incur any drilling costs in fiscal 2009 to fulfill this commitment since we are in the process of selling our interest in the Fayetteville project. We are also committed to pay 33% of the costs to drill one well in our Rocky Mountains project to earn 25%. We do not expect to incur any drilling costs in fiscal 2009 for this commitment since we do not expect the operator to proceed with the well in fiscal 2009. We expect significant capital expenditures during the next 12 months for drilling programs on our Canadian shale program, overhead and working capital purposes. To partially fund these expenditures, we closed a private placement on June 4, 2008 for aggregate gross proceeds of $25,560,500 and, to fund the remaining expenditures, we are currently seeking joint venture partners, although we do not have any commitments or contracts at this time. We will have to raise additional funds to complete the exploration and development phase of our programs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern for a period longer than the current fiscal year is dependent upon our ability to obtain necessary additional funds to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in our resource properties, earning of our interests in the underlying properties, and the attainment of profitable operations.

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

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

June 2008 Private Placement

On June 4, 2008, we sold an aggregate of 18,257,500 units in a private placement transaction for gross proceeds of $25,560,500. The net proceeds after deducting expenses was $23,641,552. Each unit was priced at $1.40 per unit and consists of one share of common stock and one-half warrant of a warrant. One full warrant can be exercised into one share of common stock for a period of two years at a price of $2.25 per share. Pursuant to the terms of the sale, we shall, on a best efforts basis, file a registration statement with the SEC, and to cause such registration statement to be declared effective by the SEC, within 150 days after closing, to permit the public resale of the shares underlying the warrants. Failure to satisfy the registration requirement shall result in payment by the Company, pro rata to the purchasers, of a penalty equal to 1% of the gross proceeds of the offering for each month or partial month until the registration statement is declared effective, not to exceed 5% in the aggregate. Also, pursuant to the terms of the sale, we shall, on a best efforts basis, list Triangle’s shares of common stock for trading on the Toronto Stock Exchange (which includes the TSX Venture Exchange) on or before December 31, 2008. Failure to list the shares for trading by such date shall result in a payment by the Company, pro rata to the purchasers, of a penalty equal to 2% of the gross proceeds of the offering for each month or partial month until the shares are listed for trading on the Toronto Stock Exchange (which includes the TSX Venture Exchange), not to exceed 10% in the aggregate. We paid the placement agents of the offering a cash fee of 7% of the gross proceeds of the offering.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproven properties, geological expenditures and direct internal costs are capitalized into the full cost pool. We had two countries with proved reserves. For our proved oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproven properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. The capitalized costs included in the full cost pool are subject to a ceiling test.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
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

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2010 to resolve non-routine or complex accounting matters. In addition, when funds are available to the Company, which we expect to occur by the end of fiscal 2010, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company, which management estimates will cost approximately $100,000 per annum. In January 2008, the Company engaged an outside consultant that specializes in the accounting for derivative instruments that are embedded within the Company's financing transactions. The Company will continue to engage consultants in the future as necessary in order to ensure proper treatment.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer, accounting manager and accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2008, we issued 1,859,228 shares of common stock upon conversion of $1,475,140 of previously issued convertible debentures. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

TRIANGLE PETROLEUM CORPORATION

Date: June 10, 2008	By: /s/ MARK GUSTAFSON
Mark Gustafson
President (Principal Executive Officer)

Date: June 10, 2008	By: /s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)