Form 10-Q
period 2008-10-31
Triangle Petroleum Corp
filed 2008-12-11
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of December 10, 2008, there were 67,426,043 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	October 31, 2008 $	January 31, 2008 $

ASSETS

Current Assets

Cash and cash equivalents	17,278,404	4,581,589
Prepaid expenses	408,080	797,307
Other receivables	822,843	1,689,391

Total Current Assets	18,509,327	7,068,287

Debt Issue Costs, net	-	465,833

Property and Equipment	45,796	66,121

Oil and Gas Properties (Note 4)	16,974,672	24,978,949

Total Assets	35,529,795	32,579,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,505,971	3,533,833
Accrued interest on convertible debentures	2,106,163	2,751,096
Accrued liabilities	707,608	420,384
Derivative liabilities (Note 7)	-	3,262,846
Convertible debentures less unamortized discount of $1,435,650 and $1,321,869, respectively (Note 6)	8,564,350	4,778,271

Total Current Liabilities	13,884,092	14,746,430

Asset Retirement Obligations (Note 5)	852,935	1,003,353

Convertible Debentures, less unamortized discount of $nil and $3,229,279, respectively (Note 6)	-	6,770,721

Total Liabilities	14,737,027	22,520,504

Going Concern (Note 2)
Subsequent events (note 11)

Stockholders’ Equity

Common Stock (Note 8) Authorized: 100,000,000 shares, par value $0.00001 Issued: 67,426,043 shares (2008 – 46,794,530 shares)	674	468

Additional Paid-In Capital (Note 8)	80,540,714	57,852,277

Warrants (Note 9)	4,237,100	-

Deficit	(63,985,720)	(47,794,059)

Total Stockholders’ Equity	20,792,768	10,058,686

Total Liabilities and Stockholders’ Equity	35,529,795	32,579,190

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2008	2007	2008	2007
	$	$	$	$

Revenue, net of royalties	54,500	191,632	314,450	384,859

Operating Expenses

Oil and gas production	29,718	146,396	93,099	220,199
Depletion, depreciation and accretion	52,735	151,327	146,302	391,884
Depreciation – property and equipment	10,368	9,178	30,115	30,792
General and administrative	847,022	1,717,907	3,190,427	5,252,439
Impairment of oil and gas properties	8,000,000	4,604,726	8,000,000	8,496,129
Gain on sale of assets	-	-	(10,705)	-
Foreign exchange loss	2,429,433	467,707	2,454,022	627,454

	11,369,276	7,097,241	13,903,260	15,018,897

Loss from Operations	(11,314,776)	(6,905,609)	(13,588,810)	(14,634,038)

Other Income (Expenses)

Accretion of discounts on convertible debentures	(602,277)	(1,704,802)	(2,608,681)	(6,313,336)
Amortization of debt issue costs	-	(109,584)	(182,637)	(340,937)
Loss on debt extinguishment	-	-	(160,662)	-
Interest expense	(189,041)	(317,671)	(654,371)	(1,006,419)
Interest income	127,681	147,416	209,911	543,082
Unrealized gain on fair value of derivatives	-	2,926,091	793,589	6,481,505

Total Other Income (Expenses)	(663,637)	941,450	(2,602,851)	(636,105)

Net Loss for the Period	(11,978,413)	(5,964,159)	(16,191,661)	(15,270,143)

Net Loss Per Share – Basic and Diluted	(0.18)	(0.16)	(0.28)	(0.44)

Weighted Average Number of Shares Outstanding – Basic and Diluted	67,426,000	37,345,000	58,592,000	34,699,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Period from January 31, 2008 to October 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2008	46,794,530	468	57,852,277	-	(47,794,059)	10,058,686

Issuance of common stock for cash pursuant to private placement at $1.40 per unit in June 2008	18,257,500	183	21,323,217	4,237,100	-	25,560,500

Share issuance costs			(2,251,230)	-		(2,251,230)

Issuance of common stock on conversion of convertible debentures at a weighted average price of $0.88 per share	2,374,013	23	2,100,117	-	-	2,100,140

Fair value of conversion features of convertible debentures converted	-	-	1,039,906	-	-	1,039,906

Stock based compensation	-	-	476,427	-	-	476,427

Net loss for the period	-	-	-	-	(16,191,661)	(16,191,661)

Balance – October 31, 2008	67,426,043	674	80,540,714	4,237,100	(63,985,720)	20,792,768

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Period from January 31, 2007 to October 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance – January 31, 2007	22,475,866	225	13,088,795	(18,193,312)	(5,104,292)

Issuance of common stock for cash pursuant to private placement at $1.40 per unit in June 2008	10,412,000	104	20,823,896	-	20,824,000

Share issuance costs			(1,515,994)		(1,515,994)

Issuance of common stock on conversion of convertible debentures at a weighted average price of $1.31 per share	4,766,939	47	6,249,953	-	6,250,000

Fair value of conversion features of convertible debentures converted	-	-	1,802,063	-	1,802,063

Investor relation services	50,000	1	108,499	-	108,500

Stock based compensation	-	-	2,958,479	-	2,958,479

Net loss for the period	-	-	-	(15,270,143)	(15,270,143)

Balance – October 31, 2007	37,704,805	377	43,515,691	(33,463,455)	10,052,613

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2008	2007	2008	2007
	$	$	$	$
Operating Activities
Net loss	(11,978,413)	(5,964,159)	(16,191,661)	(15,270,143)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of discounts on convertible debentures	602,277	1,704,802	2,608,681	6,313,336
Amortization of debt issue costs	-	109,584	182,637	340,937
Depletion, depreciation and accretion	52,735	180,695	146,302	391,884
Depreciation – property and equipment	10,368	9,178	30,115	30,792
Impairment of oil and gas properties	8,000,000	4,604,726	8,000,000	8,496,129
Stock-based compensation	135,393	913,365	476,427	3,066,979
Gain on sale of assets	-	-	(10,705)	-
Loss on debt extinguishment	-	-	160,662	-
Unrealized gain on fair value of derivatives	-	(2,926,091)	(793,589)	(6,481,505)
Unrealized foreign exchange changes	2,443,118	-	2,443,118	-

Asset retirement costs	(127,514)	-	(499,151)	-

Changes in operating assets and liabilities

Unrealized foreign exchange changes	(19,809)	-	(19,809)	-
Prepaid expenses	3,622	42,107	58,261	(7,746)
Other receivables	(292,757)	(573,654)	837,680	(619,287)
Accounts payable	278,796	(161,106)	(18,944)	48,306
Accrued interest on convertible debentures	189,045	317,671	(644,932)	378,359
Accrued liabilities	(9,268)	(100,268)	(39,672)	123,966

Cash Used in Operating Activities	(712,408)	(1,843,150)	(3,274,580)	(3,187,993)

Investing Activities
Purchase of property and equipment	(5,850)	(4,316)	(9,791)	(35,992)
Oil and gas property expenditures	(1,127,139)	(6,096,236)	(4,863,048)	(13,522,965)
Cash advances from partners, net	(1,560,410)	-	1,006,674	-
Proceeds received from sale of oil and gas properties	13,000	-	3,921,998	983,902

Cash Provided by (Used in) Investing Activities	(2,680,399)	(6,100,552)	55,833	(12,575,055)

Financing Activities
Proceeds from issuance of common stock	-	-	25,560,500	20,824,000
Share issuance costs	(25,569)	-	(2,048,156)	(1,515,994)
Convertible debenture repayment	-	-	(4,800,000)	-

Cash Provided by (Used in) Financing Activities	(25,569)	-	18,712,344	19,308,006

Unrealized foreign exchange on cash and cash equivalents	(2,796,782)	-	(2,796,782)	-

Increase (Decrease) in Cash and Cash Equivalents	(6,215,158)	(7,943,702)	12,696,815	3,544,958

Cash and Cash Equivalents – Beginning of Period	23,493,562	17,287,642	4,581,589	5,798,982

Cash and Cash Equivalents – End of Period	17,278,404	9,343,940	17,278,404	9,343,940

Cash			223,269	649,562
Cash equivalents			17,055,135	8,694,378

Non-cash Investing and Financing Activities
Common stock issued for conversion of debentures	-	750,000	2,100,140	6,250,000
Supplemental Disclosures:
Interest Paid	-	-	1,299,860	628,058

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

The accompanying consolidated financial statements of Triangle have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at October 31, 2008 and our operations and cash flows for the three and nine month periods ended October 31, 2008 and 2007. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

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

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.

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

The fair value of the Company’s derivative liabilities was measured using Level III inputs. The significant unobservable inputs to the fair value measurement included estimates of volatility of the share price and term of the contract. The inputs were calculated based on historical data as well as current estimated amounts. See Note 7.

The estimated fair values of derivative liabilities, being the conversion feature of the December 8, 2005 convertible debenture, included in the consolidated balance sheets at October 31, 2008 and January 31, 2008 are summarized below. The decrease in the derivative liability from January 31, 2008 to October 31, 2008 is primarily attributable to the settlement of derivatives as a result of the repayment of the underlying debentures.

	Significant Unobservable Inputs (Level III) October 31, 2008 $	Significant Unobservable Inputs (Level III) January 31, 2008 $

Derivative liability – conversion feature	-	3,262,846

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

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3.	Accounting Policies (continued)

(b)	Recent Issued Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective November 15, 2008. SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

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

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Capitalized costs, less estimated salvage value, are depleted using the units-of-production method whereby historical costs and future development costs are amortized over the total estimated proved reserves. Costs of acquiring and evaluating unproven properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. These costs are assessed periodically to ascertain whether impairment has occurred (i.e., "impairment tests”). The Company incurred an $8,000,000 impairment charge in the third quarter of fiscal 2009 related to its Fayetteville assets. All of the Company’s oil and gas properties are located in the United States and Canada. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	Costs				Accumulated Depletion				Net Book
	Opening	Additions	Dispositions	Closing	Opening	Depletion	Loss (Gain)	Closing	Value
	$	$	$	$	$		$	$	$

Proved Properties	12,886,510	50,108	(164,985)	12,771,633	12,472,601	63,824	(40,710)	12,495,715	275,918
Unproven Properties	34,397,768	3,920,732	(3,757,013)	34,561,487	9,832,728	8,000,000	30,005	17,862,733	16,698,754

Total	47,284,278	3,970,840	(3,921,998)	47,333,120	22,305,329	8,063,824	(10,705)	30,358,448	16,974,672

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

4.	Oil and Gas Properties (Continued)

Proved Properties

The Company's proved acquisition and exploration costs were distributed in the following geographic areas:

	October 31, 2008 $	January 31, 2008 $

Alberta Deep Basin – Canada	275,918	324,162
Barnett Shale (Texas) – United States	-	89,747

Total proved acquisition and exploration costs	275,918	413,909

In Canada, depletion and depreciation expense for the three and nine month periods ended October 31, 2008 was $12,796 and $57,902 (2007 - $62,249 and $122,002), respectively.

In the U.S., depletion and depreciation expense for the three and nine month periods ended October 31, 2008 was $nil and $5,922 (2007 - $80,429 and $231,864), respectively. In June 2008, the Company sold its interests in two Barnett shale wells for gross proceeds of $164,985. The net book value of the US proven property costs at the time of the sale was $131,820 and the related properties had an asset retirement obligation of $7,545. As such the Company recorded a gain on the sale of assets of $40,710.

Unproven Properties

All of the Company’s unproven properties are not subject to depletion. The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	October 31, 2008 $	January 31, 2008 $

Windsor Block of Maritimes Basin (Nova Scotia)	16,228,496	15,441,144
Beech Hill Block of Maritimes Basin (New Brunswick)	123,365	21,975
Western Canadian Shale (Alberta and B.C.)	44,511	-
Canada	16,396,372	15,463,119

Fayetteville Shale (Arkansas)	299,395	8,289,901
Rocky Mountains (Colorado, Montana, Wyoming)	2,987	812,020
United States	302,382	9,101,921

Total unproven acquisition and exploration costs	16,698,754	24,565,040

o
In Canada, $16,228,496 of unproven property costs were excluded from costs subject to depletion which relate to Canadian shale gas exploration costs mainly in the Windsor Block of the Maritimes Basin. The Company anticipates that these costs will be subject to depletion in fiscal 2011, when the Company anticipates having pipelines built and commissioned to market potential gas from the Windsor Block.

o
In July 2008, the Company received cash of $2,943,510 for a partner’s share of its 30% working interest in exploration costs associated with the Windsor Block of Nova Scotia. Also, the related properties had an asset retirement obligation that was reduced by $165,283 for the partner’s share of its 30% working interest.

o
In the U.S., $302,382 of unproven property costs were excluded from costs subject to depletion which relates mainly to Fayetteville Shale gas acquisition costs. Due to recent economic conditions, the Company has extended the timing of its anticipated sale of the acreage position related to these costs from fiscal 2009 to mid fiscal 2010. Furthermore, in September 2008 the Company sold 20 net acres of its 10,437 net acres for $13,000 and in November 2008, the Company sold 240 of its 10,437 net acres for $288,000. The Company recorded an $8,000,000 impairment charge on the remaining land in the third quarter.

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

	Nine Months October 31, 2008 $	Nine Months October 31, 2007 $

Balance, beginning of period	1,003,353	90,913
Liabilities incurred	439,083	290,434
Liabilities settled as part of dispositions	(172,828)	-
Liabilities settled in cash	(499,151)	-
Accretion	82,478	38,018

Balance, end of period	852,935	419,365

6.	Convertible Debentures

Agreement Date	December 8, 2005 $	December 28, 2005 $	Total $

Balance, January 31, 2008	4,778,271	6,770,721	11,548,992

Converted	(2,100,140)	-	(2,100,140)
Repaid	(4,000,000)	-	(4,000,000)
Accretion - expensed	815,052	1,793,629	2,608,681
Accretion - settled	506,817	-	506,817
Balance, October 31, 2008	-	8,564,350	8,564,350
Amount classified as current	-	8,564,350	8,564,350
Face value at October 31, 2008	-	10,000,000	10,000,000
Interest rate	5.0%	7.5%

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
Conversion Feature Fair Value
$
January 31, 2008	3,262,846
Conversion features settled on conversion	(1,039,906)
Change in fair value	(793,589)
Conversion features settled on repayment	(1,429,351)
October 31, 2008	-

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

7.	Derivative Liabilities (continued)

The Company used the Black-Scholes valuation model to calculate the fair value of derivative liabilities. The following table shows the assumptions used in the calculation of the conversion feature in the December 8, 2005 convertible debenture.
	Strike Price	Volatility	Risk Free Rate	Dividend Yield	Term in Years

Weighted Average Assumptions at: June 3, 2008 (repayment date)	$1.34	110.50%	1.99%	–	0.51

8.	Common Stock

	Shares	Common Stock	Additional Paid- In Capital
		$	$
January 31, 2008	46,794,530	468	57,852,277
Private Placement, net of share issuance costs of $2,251,230	18,257,500	183	19,071,987
Conversion of debentures	2,374,013	23	3,140,023
Stock based compensation			476,427
October 31, 2008	67,426,043	674	80,540,714

During the nine month period ended October 31, 2008, 2,374,013 shares were issued upon the conversion of convertible debentures in the amount of $2,100,140. The fair value of the conversion feature related to the converted debentures was $1,039,906, which was transferred from the derivative liability to additional paid-in capital upon conversion.

On June 3, 2008, 18,257,500 units were issued in a private placement for gross proceeds of $25,560,500. The net proceeds after deducting expenses were $23,309,270. The Company paid the placement agents of the offering a cash fee of 7% of the gross proceeds of the offering. Each unit was priced at $1.40 per unit and consists of one share of common stock (relative fair value of $19,072,170 or $1.045 per share) and one-half share purchase warrant (relative fair value of $4,237,100 or $0.232 per unit – see Note 9). One full warrant can be exercised into one share of common stock for a period of two years at a price of $2.25 per share. Pursuant to the terms of the sale, the Company was required, on a best efforts basis, to file a registration statement with the SEC, and to cause such registration statement to be declared effective by the SEC, within 150 days after closing, to permit the public resale of the shares underlying the warrants.  The registration statement was declared effective by the SEC on July 14, 2008. Also, pursuant to the terms of the sale, the Company was required, on a best efforts basis, to list the Company’s shares on the Toronto Stock Exchange (which includes the TSX Venture Exchange) on or before December 31, 2008.  The Company’s shares of common stock commenced trading on the TSX Venture Exchange on December 5, 2008.

9.	Warrants

As at October 31, 2008, the Company had 9,128,750 warrants outstanding that can be exercised into 9,128,750 shares of common stock at a price of $2.25 per share, which expire on June 3, 2010. The warrants were granted on June 3, 2008, at which time they had a relative fair value compared to the common stock issued of $4,237,100.

10.	Stock Options

The weighted average grant date fair value of stock options granted during the three and nine month periods ended October 31, 2008 was $0.259 and $0.693, respectively. No stock options were exercised during the three and nine month periods ended October 31, 2008. During the three and nine month periods ended October 31, 2008, the Company recorded stock-based compensation of $135,393 and $476,427, respectively, as general and administrative expense.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

10.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2008	2,580,000	2.54

Granted	1,250,000	1.54
Forfeited	(220,000)	3.33

Outstanding, October 31, 2008	3,610,000	2.14	

Exercisable, October 31, 2008	2,030,000	2.48	

The weighted average remaining contractual life of stock options outstanding as of October 31, 2008 was 3.65 years.

The fair value of the options granted during the quarter of $0.26 (nine months ended October 31, 2008 - $0.69 per option) was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2008

Expected dividend yield	0%	0%
Expected volatility	81%	79%
Expected life (in years)	3.5	3.5
Risk-free interest rate	2.67%	2.71%
Estimated forfeiture rate	30%	30%

As at October 31, 2008, there was $1,131,570 of total unrecognized compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 16 months.

A summary of the status of the Company’s non-vested share options as of October 31, 2008, and changes during the nine month period ended October 31, 2008, is presented below:

Non-vested share options	Options #	Weighted-Average Grant-Date Fair Value $

Non-vested at January 31, 2008	1,250,000	0.93
Granted	1,250,000	0.69
Vested	(920,000)	0.98
Non-vested at October 31, 2008	1,580,000	0.72

11.	Subsequent Events

Subsequent to the end of the quarter, the Company sold 240 of its 10,000 net acres of land in the Fayetteville shale for $288,000.

The Company’s shares of common stock commenced trading on the TSX Venture exchange on December 5, 2008.

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

We are an exploration company focused on emerging shale gas opportunities.  Our corporate strategy is to utilize our U.S. shale gas experience to secure early stage shale gas projects in Canada.  In conjunction with this strategy, we have screened and participated in various projects in North America with numerous potential joint venture partners.  Based on activity to date, we have selected and designated one project as core from our portfolio of projects, based on our belief that it provides the best prospect for exploring for commercial quantities of gas.  This core project is focused on a shale gas opportunity located in the Maritimes Basin of Eastern Canada, on the Windsor Block in Nova Scotia and on the Beech Hill Block of New Brunswick.  We intend to execute our operating plan in order to realize the full value of the land base that has been established in the Maritimes Basin.  We have acquired 2D and 3D seismic and drilled two vertical test wells in late 2007 and drilled three vertical exploration wells in 2008 on the Windsor Block (516,000 gross acres, 361,200 net acres or 232,200 net acres if our joint venture participant elects to participate) in Nova Scotia and acquired 2D seismic in 2008, creating the option to earn an interest in the Beech Hill Block (68,000 gross acres, 47,600 net acres or 30,600 net acres if our joint venture participant elects to participate) in New Brunswick.

We are also in the process of evaluating a potential secondary shale gas project in Western Canada.  In addition, we have non-core interests in the Fayetteville Shale trend in Arkansas (20,344 gross acres, 10,172 net acres), the Barnett Shale trend in Texas (478 gross acres, 61 net acres), and conventional oil and gas plays in the Kakwa and Wapiti areas of Alberta (23,360 gross acres, 5,394 net acres) and the states of Colorado and Wyoming (38,419 gross acres and 9,605 net acres). These projects areas are currently designated as non-core due to our desire to focus our limited manpower resources on one core and one secondary project.

Plan of Operations

 The following table contains forward looking information about budgeted cash flows that are based on certain assumptions that include, but are not limited to, successful drilling and completions results, the ability to supplement our working capital by completing equity or debt financings and selling non-core assets, continued funding from work program partners, Zodiac Exploration Corp. (“Zodiac”) exercising its option under the Zodiac Joint Venture Agreement to earn an additional 12.5% working interest by paying 50% of the second $15 million in gross costs, and the availability of drilling and completion equipment. All references to "C$" in the following table are to Canadian dollars (C$1.00=US$0.80).

We intend to pursue our core projects in the Province of Nova Scotia pursuant to a work program and budget pertaining to certain acreage interests in the Windsor Block of Nova Scotia as of September 15, 2008.  The work program and budget covers an 18-month period from July 1, 2008 to December 31, 2009.  It estimates gross expenditures of Cdn$47.5 million (Cdn$14.0 million net). The work program budget assumes that Zodiac will fund 50% of drilling costs up to $15 million gross ($7.5 million net to Zodiac) to earn a 12.5% interest in the Windsor Block and that Zodiac will exercise its option to earn an additional 12.5% interest in the Windsor Block by funding an additional $7.5 million net to Zodiac costs as per the terms of the Zodiac Joint Venture Agreement. Details of the Zodiac Joint Venture Agreement may be found under the headings "Properties" and "Liquidity and Capital Resources".

	Triangle Work Program and Budget
Timing of Expenditures	Exploration & Development Activity	Gross Cost (C$000's)		Triangle Net Cost (C$000's)			Cost Per Quarter (C$000's)
							Gross	Triangle Net
Q3 2008	Drill & case N-14-A (Kennetcook #3)		3,000		600	(1)
	Drill & case O-61-C (Stanley #1)		3,000		600	(1)	6,000	1,200
Q4 2008	Drill & case E-38-A (Kennetcook #4)		3,000		600	(1)
	Complete N-14-A (Kennetcook #3)		3,000		600	(1)
	Complete O-61-C (Stanley #1)		3,000		600	(1)	9,000	1,800
Q1 2009	Complete E-38-A (Kennetcook #4)		3,000		600	(2)
	Drill & case Kennetcook #5		4,000		800	(2)
	Complete Kennetcook #5		3,500		700	(2)	10,500	2,100
Q2 2009	Drill & case Kennetcook #6		2,000		400	(2)
	Complete Kennetcook #6		2,000		400	(2)	4,000	800
Q3 2009	Drill & case Kennetcook #7		3,000		1,350	(3)
	Complete Kennetcook #7		3,000		1,350	(3)
	Drill & case Avon #1		3,000		1,350	(3)
	Complete Avon #1		3,000		1,350	(3)	12,000	5,400
Q4 2009	Drill & case Stanley #2 delineation well		3,000		1,350	(3)
	Complete Stanley #2 delineation well		3,000		1,350	(3)	6,000	2,700
Total Budget Expenditures		$	C47,500	$	C14,000

Notes:
(1)	Assumes Triangle pays 20%, Zodiac pays 50%, and Contact Exploration Corp. (“Contact”) pays 30%.
(2)	Assumes Triangle pays 20%, Zodiac elects to pay 50% to earn an additional 12.5% working interest, and Contact pays 30%.
(3)	Assumes Triangle pays 45%, Zodiac pays 25%, and Contact pays 30%.

The work program, including the wells in Avon and Stanley, satisfies the requirements of a 10-well commitment made to the Nova Scotia Department of Energy in support of a production agreement and land tenure application submitted June 24, 2008.  The 10 locations must be drilled prior to the end of 2011.  Four locations must be drilled in Kennetcook prior to the end of 2009, which is satisfied by the 2008 portion of the work program, and two wells in each of Avon, Stanley and Wolfville, which requirements are partially satisfied by this work program, with the balance to be completed in 2010 and 2011.

We intend to allocate our working capital to the work program and budget as described in the table above.  However, there may be circumstances where, for sound business reasons, a reallocation of the funds may be necessary.  In particular, we have identified six other locations in the Kennetcook area which are equally viable to the locations proposed in the table below, and therefore substitutions or additions may occur.  Furthermore, while we intend to use our working capital as described in the work program and budget, our current working capital is not sufficient to complete the work program. On December 9, 2008, we entered into a best efforts financing agreement with Wolverton Capital Markets, a division of Wolverton Securities Ltd. and Research Capital Corporation to offer flow-through common shares on a private placement basis at a price of C$0.25 per flow-through share for gross proceeds of C$3 million. Proceeds from the sale of the flow-through shares, if any, will be used to incur Canadian exploration expenses on our shale gas projects in the Maritimes Basin prior to December 31, 2009. These qualifying expenditures will be renounced to subscribers of the flow-through shares effective on or before December 31, 2008.

We intend to complete the wells listed in the work program and budget, based on our own past experience in the area, and employing best practices of other operators in the industry working in similar basins.  Completions are expected to consist of perforating, fracture treating, and multi-day flow-testing several distinct geological intervals within each well.  Depending on geological interpretation, it is expected that two to four intervals may be completed in any given vertical well.  Horizontal wells may contain up to five separate completion intervals.  Size and number of fracture treatments will depend on geologic and rock mechanics data received as the wells are drilled and logged. Perforation intervals are expected to be 1 to 10 metres thick, within overall prospective shale intervals that may be on the order of 100 metres thick.  Fracture stimulation, likely using slick water and sand proppant, will be undertaken in virtually all cases.  The size of fracture is expected to be between 10 and 100 tonnes per perforated interval.  Industry best practices will be continually reviewed and employed if applicable. The expected completion program cost estimated in the work program and budget includes these estimates and assumptions.

Properties

All of our oil and gas properties are located in the United States and Canada.

Canada

Maritimes Basin - Eastern Canadian Shale Gas Project

During fiscal 2007 and early fiscal 2008, a multi-disciplined geoscience team screened prospective basins in Eastern Canada.  The screening process included an assessment of the geological history for a given area, estimates of pressure and temperature profiles and a determination of the ability to fracture stimulate a prospective shale package.  As a direct result of implementing this strategy, we executed two farm-in agreements with a Canadian company to pursue two shale gas opportunities in the Maritimes Basin in March and May 2007.

Beech Hill Block

The Beech Hill Farm-In Agreement was entered into with Contact in March 2007 and covers approximately 68,000 gross acres in the Moncton Sub-Basin of the Maritimes Basin located in the Province of New Brunswick, Canada. We are entitled to earn a 70% working interest in the block subsequent to the acquisition and evaluation of a minimum Cdn$250,000 seismic program and then electing no later than December 31, 2008 to drill a test well by mid-2009.  Effective May 31, 2008, we entered into the Zodiac Joint Venture Agreement, wherein Zodiac agreed to incur the first Cdn$250,000 of costs for the seismic program for the option to earn a 25% working interest in the Beech Hill Block after paying 50% of the test well costs.  Based upon Zodiac participating in the test well, we would retain a 45% working interest and would continue as operator.

During June and July 2008, approximately $280,000 gross ($30,000 net) expenditures were incurred to complete the acquisition phase of approximately 30 kilometres (18 miles) of 2D seismic on the Beech Hill Block. We now have until the end of 2008 to interpret this data and decide whether or not to drill a well by mid-2009 in order to earn a 70% working interest (net 45% should Zodiac elect to participate).  Zodiac has paid Cdn$250,000 towards the seismic program, thereby earning the option to participate in the drilling of the first potential well.  The Beech Hill Block is covered by leases and licenses to search for oil and natural gas with the New Brunswick government which expire between February 2009 and June 2011.

Windsor Block

The Windsor Block Farm-In Agreement was entered into with Contact in May 2007 and covers approximately 516,000 gross acres in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada.  During fiscal 2008, we earned a 70% working interest in the block by drilling and completing a test well.  In July 2008, our joint venture partner, Contact, elected to maintain its 30% working interest instead of converting to a 5% gross overriding royalty.  Effective May 31, 2008, we entered into the Zodiac Joint Venture Agreement to drill as many as six new delineation wells on the Windsor Block.  The joint venture provides for an initial commitment by Zodiac to pay 50% of drilling costs, up to Cdn$7.5 million (Cdn$15 million gross), to earn a 12.5% working interest in the entire Windsor Block.  Within 30 days of fulfilling this expenditure commitment, Zodiac has the option to commit another Cdn$7.5 million (Cdn$15 million gross) for an additional 12.5% working interest.  Based upon Zodiac spending the entire Cdn$15 million, we would retain a 45% working interest and would continue as operator, and Zodiac would earn a 25% working interest in the Windsor Block.

From May 2007 to June 2008, we spent approximately $17.5 million (net $14.6 million) on the first stage of the Windsor Block exploration program, consisting of drilling and completing two vertical test wells (Kennetcook #1 and Kennetcook #2), a 2D and 3D seismic program and geological studies.  Both of the vertical test wells, the seismic and geological studies have provided us with sufficient valuable technical information for us to believe that this has the potential to be a significant shale gas resource project.  In conjunction with Contact electing to maintain their 30% working interest instead of converting to a gross over-riding royalty in July 2008, Contact paid us 30% of the gross costs ($2.9 million) for the second well and seismic program that was expended in this first stage of the drilling program that was not a part of the earning parameter.

The Windsor Block is covered by an exploration agreement with the Nova Scotia government, originally issued in 1999, which was due to expire on September 15, 2008, and has now been extended by the Nova Scotia Department of Energy an additional 180 days.  We are working with the Nova Scotia government to convert the exploration agreement into a production agreement.  We submitted a development plan application in mid June 2008, which triggered an automatic six month extension of the exploration agreement while the Nova Scotia government reviews the application.  If the production agreement is not granted, our right to explore for and develop oil and gas on this block would be forfeited.

In July 2008, we started the second stage of the Windsor Block shale gas exploration program to test the gas content and productivity of the Horton Bluff shales in various locations across the Windsor Block, and also to evaluate potential overlying conventional oil and gas reservoirs.

The first vertical exploration well in this program, N-14-A, spud in mid July 2008 and cased in August 2008. N-14-A is located approximately eight kilometers (five miles) north of our two 2007 vertical test wells. N-14-A was drilled to a depth of 2,600 meters (8,500 feet). Log, core, and lab analysis indicates a potentially gas-bearing Horton Bluff shale and sand interval, approximately 1,000 meters (3,300 feet) thick.

The second vertical exploration well, O-61-C, spud in August 2008, and was cased in October 2008. This well is located approximately 22 kilometers (14 miles) west of from N-14-A, in a separate fault block. Total depth drilled was 2,960 meters (9,700 feet).  Logs indicate the presence of over 300 meters (1,000 feet) of shale within the Horton Bluff section as well as several potential tight sand intervals.

Our third vertical exploration well, E-38-A, spud in late October 2008, and was cased in November 2008. The well is located in the Kennetcook area near N-14-A, but in a separate fault block. Total depth drilled was 1,700 meters (5,600 feet), and casing was run to 1,500 meters (4,900 feet). A shale section of approximately 1,000 meters (3,300 feet) is being evaluated for completion.

Completion operations commenced on the N-14-A well at the end of October 2008, with a four-stage perforation and fracture treatment taking place in early December 2008.  The completion consisted of a four-stage frac treatment across a 100 meter (330 foot) interval, each stage consisting of approximately 50 tonnes (110,000 pounds) per stage.

Completion operations on the other two wells drilled in this program are being evaluated by our technical teams and our partners.  Operations will move forward on the basis of that technical evaluation, equipment availability, government approvals, and partner concurrence.

Western Canadian Shale Program

We continue to actively evaluate various shale packages in Alberta and British Columbia.  Our objective is to potentially secure an initial land position.  To date, we have participated in a multi-company geological study of the Western Canadian Sedimentary Basin, reviewed this study, identified our own key technical indicators, correlated these key indicators back to the study and identified prospective shale areas.  This follows the corporate strategy in the Maritimes Basin of utilizing our U.S. shale gas experience to secure early stage shale gas projects in Canada.

Alberta Canada Deep Basin - Western Canadian Conventional Program (non-core project)

In fiscal 2009, there is no exploration activity planned on this project.  We are producing from two wells.  The first well is located in the Kakwa Area and we have an 18% interest before payout (12% after payout). The second well is located in the Wapiti Area and we have an approximate 35% working interest.

United States

Arkoma Basin Arkansas - Fayetteville Shale Program (non-core project)

Based upon escalating land prices in this basin and due to the lack of progress in accelerating the exploration program, we decided in late March 2008 to sell the 10,400 non-operated net acres.  We are planning to sell this acreage in the most effective manner by assessing new industry activity and overall direct acreage sales.  In June 2008, we and the operator of the lands entered into agreements with Tristone Capital to market the property.  The sale of this acreage was expected to be concluded before the end of 2008, but has now been extended to mid 2009 due to the economy. In November 2008, we sold 240 of the net acres for $288,000 and wrote-off the remaining land value.

States of Colorado, Montana and Wyoming - Rocky Mountain Program (non-core project)

We drilled initial test wells in Colorado and Wyoming in 2006 and 2007 that were not successful in the primary targets.  In June 2008, we sold our third prospect in this project, located in Northern Montana, consisting of 9,692 net acres of land, for proceeds of approximately $800,000.

Greater Fort Worth Basin Texas - Barnett Shale Program (non-core project)

In fiscal 2009, there is no exploration activity planned on this project.  At the beginning of the year, we had six low working interest shale gas wells pipeline connected (5.75%-15% working interest), of which four were producing.  The operator of two of the six wells commenced voluntary bankruptcy proceedings in the prior year.  During 2008, through the trustee, we sold our interest in the two wells in an auction of the operator's assets for proceeds of approximately $165,000.  As such, we currently have four low working interest shale gas wells pipeline connected (11%-15% working interest), of which one well is currently producing.

Results of operations for the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended October 31, 2008	Three Months Ended October 31 2007	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007
Barnett Shale in Texas, USA	Mcfpd	33	333	58	193
Deep Basin in Alberta, Canada	Mcfpd	80	247	108	127
Total Company	Mcfpd	113	580	166	320
Total Company	Boepd*	19	97	28	53

* Mcf converted into BOE on a basis of  6:1

Net Operating Results

		Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007
Volumes	Mcf	10,401	53,516	45,306	87,492
Price	$/Mcf	6.63	5.77	8.50	6.28
Revenue		$69,008	$308,613	$384,970	$549,554
Royalties		14,508	116,981	70,520	164,695
Revenue, net of royalties		54,500	191,632	314,450	384,859
Production expenses		29,718	146,396	93,099	220,199
Net		$24,782	$45,236	$221,351	$164,660

For the three and nine month periods ended October 31, 2008, we realized $69,008 and $384,970, respectively, in revenue from sales of natural gas and natural gas liquids, as compared to $308,613 and $549,554 in the same periods in 2007. Revenue decreased mainly due to reduced production volumes since we sold two Barnett Shale wells. Royalties as a percent of revenue was 21% and 18% for the three month and nine month periods ended October 31, 2008, respectively, compared to 38% and 30% in the same periods in 2007; the royalty rate decreased mainly as a result of lower royalty rates in Canada as a result of the Gas Cost Allowance credit received monthly from the Alberta government starting in 2008. Production expenses related to this revenue were $17.14/Boe and $12.32/Boe for the three and nine month periods ended October 31, 2008, respectively, compared to $16.41/Boe and $15.10/Boe in the same periods in 2007.

Depletion, Depreciation and Accretion (“DD&A”)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007
Depletion – oil and gas properties	$12,796	$142,676	$63,824	$353,866
Accretion	39,939	8,651	82,478	38,018
Depletion and Accretion	52,735	151,327	146,302	391,884
Depreciation – property and equipment	10,368	9,178	30,115	30,792
Total	$63,103	$160,505	$176,417	$422,676
Depletion per BOE	$7.38	$16.00	$8.45	$24.27

Unproven property costs of $24,698,754 were excluded from costs subject to depletion at October 31, 2008. Depletion expense related to oil and gas properties decreased in the three and nine months periods ended October 31, 2008 compared to the same periods in 2007 primarily as a result of the U.S. properties having no depletion starting in the second quarter of fiscal 2009 as the related proved property costs were nil.

General and Administrative (“G&A”)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007
Salaries, benefits and consulting fees	$391,750	$431,290	$1,349,859	$1,082,577
Office costs	230,333	125,797	680,827	547,438
Professional fees	47,920	65,916	344,866	212,033
Public company costs	126,443	225,562	455,444	430,151
Operating overhead recoveries	(84,815)	(44,023)	(116,996)	(86,739)
Stock-based compensation	135,391	913,365	476,427	3,066,979
Total G&A	$847,022	$1,717,907	$3,190,427	$5,252,439

General and administrative expenses have decreased in the three and nine month periods ended October 31, 2008 compared to the same periods in 2007 primarily due to decreased stock-based compensation expense mainly as a result of shares issued to our executives that have now been fully expensed.

Salaries, wages and consulting fees increased in the nine month period ended October 31, 2008 compared to the same period in 2007 due to increased staff and the payment of bonuses to employees in July 2008. Salaries, wages and consulting fees decreased in the three month period ended October 31, 2008 compared to the same period in 2007 due to non-recurring staff recruitment costs paid in the third quarter of 2007.

Office costs increased in the nine month period ended October 31, 2008 compared to the same period in 2007 due to increased office rent associated with the new corporate headquarters starting the second half of 2007. Office costs increased in the three month period ended October 31, 2008 compared to the same period in 2007 due to an insurance credit booked in the third quarter of 2007 and the reversal of a $65,000 bad debt expense for revenue that was received in the third quarter of 2007.

Professional fees increased in the nine month period ended October 31, 2008 compared to the same period in 2007 due to increased year-end audit and reserve evaluation fees, increased audit and accounting fees for the restatements of our 10-K and 10-Q filings with the SEC.  Professional fees in the three month period ended October 31, 2008 were consistent with the same period in 2007.

Public company costs consist mainly of fees for investor relations and also include directors' fees, press release and SEC filing costs, printing costs and transfer agent fees. Public company costs increased marginally in the nine month period ended October 31, 2008 compared to the same period in 2007 mainly due to increased director fees, which is partially offset by reduced investor relation costs related to management implementing cost reductions. Public company costs decreased in the three month period ended October 31, 2008 compared to the same period in 2007 mainly due to reduced investor relation costs related to management implementing cost reductions.

Accretion of Discounts on Convertible Debentures

Agreement Date	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007
June 14, 2005	$-	$-	$-	$515,626
December 8, 2005	-	864,619	813,337	3,304,559
December 28, 2005	602,277	840,183	1,795,344	2,493,151
Total accretion of discounts	$602,277	$1,704,802	$2,608,681	$6,313,336

Accretion of discounts on convertible debentures decreased in the three and nine month periods ended October 31, 2008 compared to the same periods in 2007 due primarily to the June 14, 2005 debenture discounts being realized prior to fiscal 2009, the conversion of December 8, 2005 debentures throughout fiscal 2008 and fiscal 2009 which reduced the accretion base, the repayment of the December 8, 2005 debentures on June 5, 2008, and the reduction of the December 28, 2005 accretion since the maturity date was extended.

Interest Expense

Agreement Date	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007
June 14, 2005	$-	$-	$-	$18,918
December 8, 2005	-	128,629	91,360	426,542
December 28, 2005	189,041	189,042	563,011	560,959
Total interest expense	$189,041	$317,671	$654,371	$1,006,419

Interest expense decreased for the three and nine month periods ended October 31, 2008 compared to the same periods in 2007 due primarily to the conversion and repayment of the December 8, 2005 convertible debentures.

Oil and Gas Properties

	Net Book Value January 31, 2008	Additions	Depletion and Impairment	Disposition	Gain (Loss)	Net Book Value October 31, 2008

Unproven
Windsor Block Maritimes Shale – Nova Scotia, Canada	$15,441,144	$3,730,862	$-	$(2,943,510)	$-	$16,228,496
Beech Hill Block Maritimes Shale – New Brunswick, Canada	21,975	101,390	-	-	-	123,365
Western Canadian Shale – Alberta and B.C., Canada	-	44,511	-	-	-	44,511
Arkoma Basin, Arkansas – Fayetteville Shale	8,289,901	22,494	(8,000,000)	(13,000)	-	299,395
U.S. Rocky Mountains – Colorado, Montana, Wyoming	812,020	21,475	-	(800,503)	(30,005)	2,987
Proved
Alberta Deep Basin – Western Canada	324,162	9,658	(57,902)	-	-	275,918
Greater Fort Worth Basin, Texas – Barnett Shale	89,747	40,450	(5,922)	(164,985)	40,710	-
Net	$24,978,949	$3,970,840	$(8,063,824)	$(3,921,998)	$10,705	$16,974,672

During the nine month period ended October 31, 2008, we spent $3,730,862 on the Windsor Block mainly as follows:
•	$1,772,000 testing Kennetcook #1 and #2;
•	$784,000 drilling the N-14-A well in the Kennetcook area of the Windsor Block of Nova Scotia;
•	$890,000 drilling the 0-61-C well in the Stanley area of the Windsor Block of Nova Scotia; and
•	$231,000 on initial drilling costs for the E-38-A well in the Kennetcook area of the Windsor Block of Nova Scotia that spud in late October 2008 and was drilling over quarter-end.

In July 2008, we received $2,943,510 in cash for our joint venture partner’s share of its 30% working interest in exploration costs associated with the Windsor Block in Nova Scotia. This disposition included $172,828 of non-cash asset retirement obligation reversals.

In September 2008, we sold 20 net acres of the 10,437 net acres of Fayetteville shale land for $13,000 and in November 2008, we sold an additional 240 of the 10,437 net acres for $288,000. As a result of these partial sales, and as result of reduced interest in land sales and reduced gas prices attributable to the slowdown in the economy, we wrote-down the land value at October 31, 2008 by $8,000,000 to $299,395.

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

Net Cash Oil and Gas Additions:

	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2008
Net additions, per above table	$2,227,249	$3,970,840
Non-cash ARO additions	(393,633)	(439,083)
Non-cash ARO dispositions	35,399	172,828
Changes in investing working capital	(741,876)	1,158,464
Net oil and gas additions, per Statement of Cash Flows	$1,127,139	$4,863,049

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are an early stage production company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As at October 31, 2008, we had working capital of $4,625,235, resulting primarily from our cash and cash equivalents of $17,278,404 offset by payables of $3,213,579, convertible debentures of $8,564,350 and associated accrued interest of $2,106,163. We have a cash equivalents balance of $17,278,404 at October 31, 2008, which are held on deposit at a Schedule “1” Canadian Chartered Bank in U.S. term deposits and non-redeemable guaranteed investment certificates that mature in less than 90 days. For the nine month period ended October 31, 2008, we had net cash outflow from operating activities of $3,274,580, mainly related to cash general and administrative expenses of $2,714,000 and cash abandonment liability settlements of $499,151.

	October 31, 2008			January 31, 2008
Agreement Date	Face Value	Discount	Carrying Value	Face Value	Discount	Carrying Value
December 8, 2005	$-	$-	$-	$6,100,140	$1,321,869	$4,778,271
December 28, 2005	10,000,000	1,435,650	8,564,350	10,000,000	3,229,279	6,770,721
Total convertible debentures	$10,000,000	$1,435,650	$8,564,350	$16,100,140	$4,551,148	$11,548,992

We have $10,000,000 of convertible debentures outstanding as at October 31, 2008. The convertible debentures were issued on December 28, 2005 and mature on June 1, 2009, whereby $10,000,000 plus accrued interest is payable or convertible at the option of the holder at $4.00 per share.  Based on the current share price, conversion is not likely and we will either be required to repay or refinance these debentures.

The December 8, 2005 debentures were convertible at the lower of (i) $5.00 or (ii) 90% of the average of the three lowest daily volume weighted average prices of our common stock of the 10 trading days immediately preceding the date of conversion. During the nine month period ended October 31, 2008, $2,100,140 of the December 8, 2005 convertible debentures were converted into 2,374,013 shares of common stock and the remaining $4,000,000 of these convertible debentures were repaid, subject to a 20% early redemption fee ($800,000).

We were committed to pay 66% of the drilling and completion costs for one well in our Fayetteville project to earn a 50% working interest. The operator had to spud this well before July 31, 2008 or we automatically earn our 50% working interest. The operator did not spud this well; therefore, we earned our 50% working interest.  We were also committed to pay 33% of the costs to drill one well in our Rocky Mountains project to earn 25% working interest. On June 30, 2008, we sold our Montana acreage position along with this commitment.

We expect significant capital expenditures during the next 12 months for drilling programs on our Canadian shale program, overhead and working capital purposes. To partially fund these expenditures, we closed a private placement on June 3, 2008 for aggregate gross proceeds of $25,560,500. Also, to partially fund the remaining expenditures, we entered into a Joint Venture Agreement with Zodiac effective May 31, 2008, whereby Zodiac may pay up to 50% of the next C$30,000,000 in gross costs for the next six wells in the Windsor Block of Nova Scotia to earn up to 25% in the Block. There is a risk that neither Zodiac, nor our 30% joint venture partner in the Windsor Block, will be able to pay for their portion of the well costs, which would slow down or stop exploration on the Windsor Block.  Also, to partially fund the remaining expenditures, we sold 240 of our 10,000 net undeveloped acres in the Fayetteville Shale in November 2008 for $288,000. We will have to raise additional funds to complete the exploration and development phase of our programs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern for a period longer than the current fiscal year is dependent upon our ability to obtain necessary additional funds to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in our resource properties, earning of our interests in the underlying properties, and the attainment of profitable operations.

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

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

On December 9, 2008, we entered into a best efforts financing agreement with Wolverton Capital Markets, a division of Wolverton Securities Ltd. and Research Capital Corporation to offer flow-through common shares on a private placement basis at a price of C$0.25 per flow-through share for gross proceeds of C$3 million. Proceeds from the sale of the flow-through shares, if any, will be used to incur Canadian exploration expenses on our shale gas projects in the Maritimes Basin prior to December 31, 2009. These qualifying expenditures will be renounced to subscribers of the flow-through shares effective on or before December 31, 2008.

June 2008 Private Placement

On June 3, 2008, we sold an aggregate of 18,257,500 units in a private placement transaction for gross proceeds of $25,560,500. The net proceeds after deducting expenses were $23,309,270. We paid the placement agents of the offering a cash fee of 7% of the gross proceeds of the offering. Each unit was priced at $1.40 per unit and consists of one share of common stock and one-half of a warrant. One full warrant can be exercised into one share of common stock for a period of two years at a price of $2.25 per share. Pursuant to the terms of the sale, we were required, on a best efforts basis, to file a registration statement with the SEC, and to cause such registration statement to be declared effective by the SEC, within 150 days after closing, to permit the public resale of the shares underlying the warrants.  The registration statement was declared effective by the SEC on July 14, 2008. Also, pursuant to the terms of the sale, we were required, on a best efforts basis, to list our shares of common stock on the Toronto Stock Exchange (which includes the TSX Venture Exchange) on or before December 31, 2008.  Our shares of common stock commenced trading on the TSX Venture Exchange on December 5, 2008.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproven properties, geological expenditures and direct internal costs are capitalized into the full cost pool. We had properties in two countries with proved reserves. For our proved oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproven properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. The capitalized costs included in the full cost pool are subject to a ceiling test.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective November 15, 2008. SFAS No. 162 is not expected to have a material impact on our financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

TRIANGLE PETROLEUM CORPORATION

Date: December 11, 2008	By:	/s/ MARK GUSTAFSON
Mark Gustafson
Chief Executive Officer (Principal Executive Officer)

Date: December 11, 2008	By:	/s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)