Form 10-Q
period 2009-04-30
Triangle Petroleum Corp
filed 2009-06-03
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of June 2, 2009, there were 69,926,043 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	April 30, 2009 $	January 31, 2009 $

ASSETS

Current Assets

Cash and cash equivalents	6,159,767	8,449,471
Prepaid expenses	357,112	339,839
Other receivables	403,027	998,511

Total Current Assets	6,919,906	9,787,821

Property and Equipment	58,429	39,765

Oil and Gas Properties (Note 3)	17,233,533	16,942,864

Total Assets	24,211,868	26,770,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	114,605	2,123,079
Accrued liabilities	90,244	90,539

Total Current Liabilities	204,849	2,213,618

Asset Retirement Obligations (Note 4)	740,077	727,862

Total Liabilities	944,926	2,941,480

Going Concern (Note 1)
Commitment (Note 8)

Stockholders’ Equity

Common Stock (Note 5)
Authorized: 100,000,000 shares, par value $0.00001 Issued: 69,926,043 shares (January 31, 2009 – 69,926,043 shares)	699	699

Additional Paid-In Capital (Note 5)	81,290,635	81,155,715

Warrants (Note 6)	4,237,100	4,237,100

Deficit	(62,261,492)	(61,564,544)

Total Stockholders’ Equity	23,266,942	23,828,970

Total Liabilities and Stockholders’ Equity	24,211,868	26,770,450

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2009	2008
	$	$

Revenue, net of royalties	33,904	152,119

Operating Expenses

Oil and gas production	20,701	59,227
Depletion and accretion (Notes 3 and 4)	41,215	70,299
Depreciation – property and equipment	4,339	9,759
General and administrative (Note 7)	819,848	1,200,718
Foreign exchange gain	(149,079)	(4,006)

	737,024	1,335,997

Loss from Operations	(703,120)	(1,183,878)

Other Income (Expense)

Accretion of discounts on convertible debentures	-	(1,215,358)
Amortization of debt issue costs	-	(109,584)
Interest expense	-	(253,980)
Interest and royalty income	6,172	17,215
Unrealized gain on fair value of derivatives	-	919,330

Total Other Income (Expense)	6,172	(642,377)

Loss for the Period	(696,948)	(1,826,255)

Loss Per Share – Basic and Diluted	(0.01)	(0.04)

Weighted Average Number of Shares Outstanding – Basic and Diluted	69,926,000	47,433,000

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2009	2008
	$	$
Operating Activities
Loss for the period	(696,948)	(1,826,255)

Adjustments to reconcile loss for the period to net cash used in operating activities:

Accretion of discounts on convertible debentures	-	1,215,358
Amortization of debt issue costs	-	109,584
Depletion and accretion (Notes 3 and 4)	41,215	70,299
Depreciation – property and equipment	4,339	9,759
Stock-based compensation (Note 7)	134,920	113,280
Unrealized gain on fair value of derivatives	-	(919,330)
Unrealized foreign exchange changes	(162,587)	-

Asset retirement costs (Note 4)	(6,509)	(170,700)

Changes in operating assets and liabilities

Unrealized foreign exchange changes	(8,158)	19,825
Prepaid expenses	(21,876)	(48,286)
Other receivables	671,252	(112,943)
Accounts payable	(114,134)	206,666
Accrued interest on convertible debentures	-	253,980
Accrued liabilities	1,488	47,492

Cash Used in Operating Activities	(156,998)	(1,031,271)

Investing Activities
Purchase of property and equipment	(23,004)	(1,725)
Oil and gas property expenditures (Note 3)	(1,557,826)	(2,353,058)
Cash advances from partners	(677,843)	-

Cash Used in Investing Activities	(2,258,673)	(2,354,783)

Unrealized foreign exchange change on cash and cash equivalents	125,967	-

Decrease in Cash and Cash Equivalents	(2,289,704)	(3,386,054)

Cash and Cash Equivalents – Beginning of Period	8,449,471	4,581,589

Cash and Cash Equivalents – End of Period	6,159,767	1,195,535

Cash	6,159,767	399,258
Cash equivalents	-	796,277

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	-	1,475,140

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Three Months Ended April 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2009	69,926,043	699	81,155,715	4,237,100	(61,564,544)	23,828,970

Stock based compensation (Note 7)	-	-	134,920	-	-	134,920

Net loss for the period	-	-	-	-	(696,948)	(696,948)

Balance – April 30, 2009	69,926,043	699	81,290,635	4,237,100	(62,261,492)	23,266,942

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Three Months Ended April 30, 2008
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance – January 31, 2008	46,794,530	468	57,852,277	(47,794,059)	10,058,686

Issuance of common stock on conversion of convertible debentures at a weighted average price of $0.79 per share	1,859,228	19	1,475,121	-	1,475,140

Fair value of conversion feature of convertible debentures converted	-	-	827,374	-	827,374

Stock based compensation	-	-	113,280	-	113,280

Net loss for the period	-	-	-	(1,826,255)	(1,826,255)

Balance – April 30, 2008	48,653,758	487	60,268,052	(49,620,314)	10,648,225

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

Triangle Petroleum Corporation, together with its consolidated subsidiaries (“Triangle” or the “Company”), is an independent oil and gas company focused primarily on the acquisition, exploration and development of resource properties consisting mainly of shale gas reserves.  The Company’s primary exploration and development acreage is located in the Horton Bluff formation of the Maritimes Basin in Canada. The Company also has minor producing properties in the Fort Worth Basin and in the Alberta Deep Basin.

1.	Going Concern

The Company is primarily engaged in the acquisition, exploration and development of oil and gas resource properties and has a limited number of producing wells that generate cash flows from operations. The Company has not generated significant revenues from operations and has incurred significant losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.	Accounting Policies

(a)         Basis of Presentation

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

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2009 and our operations and cash flows for the three month periods ended April 30, 2009 and 2008. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2009.

The Company’s oil and gas operations are generally conducted jointly with others and, as such, these financial statements reflect the Company’s proportionate share of these operations.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

2.	Accounting Policies (continued)

(b)         Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (FASB) revised the Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”. SFAS No. 141R requires an acquirer to be identified for all business combinations and applies the same method of accounting for business combinations – the acquisition method – to all transactions. In addition, transaction costs associated with acquisitions are required to be expensed. The revised statement was effective to business combinations in the year February 1, 2009. The adoption of this statement will impact business combinations, if any, after February 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS No. 160 requires the Company to report non-controlling interest in subsidiaries as equity in the consolidated financial statements; and all transactions between equity and non controlling interests as equity. SFAS No. 160 was effective for the Company commencing on February 1, 2009. The adoption of this statement did not effect the Company's financial statements.

In March 2008, the FASB has issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective on February 1, 2009. The adoption of this statement did not effect the Company's financial statements.

(c)         Recently Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement may impact the accounting or disclosure of future subsequent events, if any, after the effective date.

3.	Oil and Gas Properties

Three months ended April 30, 2009:

	Costs			Accumulated Depletion			Net Carrying
	Opening	Additions	Closing	Opening	Depletion	Closing	Value
	$	$	$	$	$	$	$

Proved Properties	12,775,959	17,498	12,793,457	12,703,090	22,491	12,725,581	67,876
Unproven Properties	34,746,896	295,662	35,042,558	17,876,901	-	17,876,901	17,165,657

Total	47,522,855	313,160	47,836,015	30,579,991	22,491	30,602,482	17,233,533

For the three month period ended April 30, 2009, the Company’s net cash outflow for oil and gas additions was $1,557,826, which includes $313,160 of additions incurred in the quarter and $1,244,666 of payments for January 31, 2009 capital payables.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3.	Oil and Gas Properties (continued)

Proved Properties

At April 30, 2009, the carrying value of the Company’s proved properties was $67,876 (January 31, 2009 - $72,869), which were all located in the Alberta Deep Basin of Canada. For the three month period ended April 30, 2009, depletion expense was $8,037 (2008 - $26,906) in Canada and $14,454 (2008 - $5,922) in the United States.

Unproven Properties

All of the Company’s unproven properties are not subject to depletion. The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	April 30, 2009 $	January 31, 2009 $

Windsor Block of Maritimes Basin (Nova Scotia)	17,087,905	16,818,586
Western Canadian Shale (Alberta and B.C.)	77,752	51,409

Total unproven acquisition and exploration costs	17,165,657	16,869,995

4.	Asset Retirement Obligations

	Three Months April 30, 2009 $	Three Months April 30, 2008 $

Balance, beginning of period	727,862	1,003,353
Liabilities settled in cash	(6,509)	(170,700)
Accretion	18,724	37,471

Balance, end of period	740,077	870,124

5.	Common Stock

	Shares	Common Stock	Additional Paid- In Capital
	#	$	$

January 31, 2009	69,926,043	699	81,155,715
Stock based compensation	-	-	134,920
April 30, 2009	69,926,043	699	81,290,635

6.	Warrants

As at April 30, 2009, the Company had 9,128,750 warrants outstanding that can be exercised into 9,128,750 shares of common stock at a price of $2.25 per share, which expire on June 3, 2010. The warrants were granted on June 3, 2008, at which time they had a relative fair value compared to the common stock issued of $4,237,100.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

7.	Stock Options

No stock options were granted or exercised during the three month period ended April 30, 2009. During the three month period ended April 30, 2009, the Company recorded stock-based compensation of $134,920 (2008 - $113,280), as general and administrative expense.

A summary of the Company’s stock options outstanding is as follows:

	Options #	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2009 and April 30, 2009	4,985,000	1.14	

Exercisable, April 30, 2009	1,690,000	2.25	

The weighted average remaining contractual life of stock options outstanding as of April 30, 2009 was 4 years.

As at April 30, 2009, there was $912,581 of total unrecognized compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 16 months.

A summary of the status of the Company’s non-vested share options as of April 30, 2009, and changes during the three month period ended April 30, 2009, is presented below:

	Options #	Weighted Average Grant-Date Fair Value $

Non-vested at January 31, 2009	3,525,000	0.31

Vested	230,000	0.74

Non-vested at April 30, 2009	3,295,000	0.28

8.	Commitment

The Company entered into a 10-year production lease for 474,625 gross acres on the Windsor Block in Nova Scotia, Canada on April 15, 2009. During the first five years of the lease, Triangle has agreed to continue to evaluate the Windsor Block by drilling seven wells, completing three wells previously drilled and acquiring seismic, which was estimated to cost C$12.7 million gross. At the end of the fifth year of the lease, areas of the land block not adequately drilled or otherwise evaluated may be subject to surrender. Furthermore, at the end of the second year of the lease, a technical report is required to be provided to and assessed by the Nova Scotia government to maintain certain lands.

During the first year of the lease, the Company has agreed to perform completion operations on the three wells drilled in the prior year and acquire seismic, which was estimated to cost C$2,000,000 gross. The Company posted a C$200,000 gross refundable deposit related to the first year commitment; should the Company not perform the work, a portion or all of the deposit could be forfeited. As at April 30, 2009, two of the three required well completions have been performed.

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

We have selected the Windsor Block in Nova Scotia as our core project, which is focused on a shale gas opportunity located in the Maritimes Basin of Eastern Canada. We intend to execute our operating plan in order to realize the full value of the land base that has been established in the Maritimes Basin.  We are also in the process of evaluating a potential secondary shale gas project in Western Canada. All other projects are currently designated as non-core due to our desire to focus our limited manpower resources on the one core project.

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

Plan of Operations

During the first quarter of fiscal 2010, we finalized the Windsor Block production lease (April 15, 2009), tested one of the wells that was completed in 2008 and completed one of the three exploration wells drilled in 2008. For the balance of fiscal 2010, we plan on continuing the technical evaluation of the five wells drilled to date on the Windsor Block, including completing and testing the remaining well that was drilled in 2008, acquiring additional seismic, and searching for one or more new joint venture partners to join us in the next phase of our Windsor Block exploration program. Once we have more certainty on the terms of a new joint venture partner, we plan to revise our work program and budget for the period from August 2009 to July 2010. We intend to allocate our available working capital to the Windsor Block as described above.  However, there may be circumstances where, for sound business reasons, a reallocation of the funds may be necessary.  Furthermore, while we intend to use our working capital as described above, our current working capital is not sufficient to complete the anticipated exploration program.

Properties

All of our oil and gas properties are located in the United States and Canada.

Core Property

Eastern Canadian Shale Gas Project – Windsor Block – We have a 57% working interest in 474,625 gross acres (270,000 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada and serve as operator of the Windsor Block; Zodiac Exploration Corp. has earned a 13% working interest in the Windsor Block and Contact Exploration Inc. owns a 30% working interest. Up to April 15, 2009, the land was governed by an exploration agreement. On April 15, 2009, the exploration agreement was transferred to a 10-year production lease which was filed on EDGAR and SEDAR on April 20, 2009. Under the terms of this lease:

•
The production lease grants rights to 474,625 gross acres (270,000 net acres), covering substantially all of the land which we had leased previously under the terms of the exploration agreement. Fringe acreage deemed non-prospective was voluntarily surrendered;

•
We hold rights to conventional oil and gas within the lease, which includes shale gas in the Windsor and Horton Groups, excluding natural gas from coal. We believe coals are not prospective within the Windsor Block;

•
To retain rights to this land block, we have agreed to continue to evaluate the lands during the first five years of the lease by drilling seven wells, completing three wells previously drilled, and acquiring seismic, which was estimated to cost C$12.7 million. These wells are to be distributed across the land block to fully evaluate conventional and shale resources. In addition to annual progress reporting to maintain the lease in good standing, on the second anniversary of the lease, we are obliged to provide a detailed report to the Nova Scotia government to assess our evaluation activities to maintain certain lands.  After the fifth anniversary, leased areas not adequately drilled or otherwise evaluated may be subject to surrender.

•
During the first year of the lease, we agreed to complete the three wells that were drilled in the prior year and acquire seismic, which was estimated to cost C$2 million gross. A C$200,000 gross refundable deposit was posted related to the first year commitment; should the work not be competed, a portion or all of the deposit could be forfeited;

•	Current royalty rates are set at 10% in Nova Scotia; and
•
Tenure on some or all of the lands is eligible for renewal after the first 10 years, based on the establishment of commercial production and/or the satisfaction of certain drilling and evaluation criteria.

From May 2007 to June 2008, we executed the first phase of the Windsor Block exploration program consisting of a 2D and 3D seismic program, geological studies, and drilling and completing two vertical test wells (Kennetcook #1 and Kennetcook #2). From July 2008 to March 2009, we executed the second phase of the Windsor Block shale gas exploration program consisting of drilling three vertical exploration wells (N-14-A, O-61-C and E-38-A) and completing one of these wells (N-14-A). During the first quarter of fiscal 2010, we tested the N-14-A well, which was completed in early December 2008 with a four-stage perforation and fracture treatment. The frac flowback operations were suspended in April 2009 after the well recovered 15% of load fluid but negligible gas production. Subsequent analysis indicates an usually high insitu stress regime in the immediate vicinity of the well, likely due to proximity to a major fault, which contributed to fracture ineffectiveness. Completion operations on the O-61-C well commenced in March 2009 and continued into early May. Several tight sand and carbonate intervals were perforated but not fracture-treated. We obtained useful geological information from the well that will help guide subsequent exploration efforts. No hydrocarbon was flowed from the well. Operations on the E-38-A well are currently being designed and will move forward on the basis of the technical evaluation, equipment availability, government approvals, and partner concurrence. E-38-A evaluates an area of the Windsor Block which is structurally and geologically distinct from previous wells drilled in the field.

Other Properties

Western Canadian Shale Project – We continue to actively position ourselves for an entry into potential shale gas plays in Alberta and British Columbia. Our objective is to potentially establish an initial land position and to commence an exploration program in 2009 or 2010. To date, we have participated in a multi-company geological study, which we tailored using our proprietary shale knowledge and experience, and have identified prospective shale areas where we believe we may have a technical and business advantage. A joint venture partner will be added at the appropriate time to provide funding and mitigate exploration risk. This approach is consistent with the strategy we employed to establish our position in the Windsor Block in Nova Scotia.

Non-Core Producing Properties – We are producing from two wells in the Alberta Deep Basin of Canada and three low working interest shale gas wells in the Barnett Shale trend of the Fort Worth Basin of Texas, U.S.

Non-Core Undeveloped Properties – We have 9,852 non-operated net acres in the Fayetteville Shale trend (Arkoma Basin – Arkansas, U.S.), 8,754 non-operated net acres in the U.S. Rocky Mountains and 3,656 net acres in the Alberta Deep Basin of Canada. In fiscal 2009, there was no exploration activity on these undeveloped land positions and there continues to be no exploration activity planned for these projects in fiscal 2010.

Results of operations for the three months ended April 30, 2009 compared to the three months ended April 30, 2008

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
Barnett Shale in Texas, USA	Mcf/day	56	105
Deep Basin in Alberta, Canada	Mcf/day	71	144
Total Company	Mcf/day	127	249
Total Company	Boe/day*	21	42

* Thousand Cubic Feet (“Mcf”) converted into Barrel of Oil Equivalent (“Boe”) on a basis of 6:1

Net Operating Results

		Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
Volumes	Mcf	11,315	22,655
Price	$/Mcf	3.66	8.26
Revenue		$41,400	$187,023
Royalties		7,496	34,904
Revenue, net of royalties		33,904	152,119
Production expenses		20,701	59,227
Net		$13,203	$92,892

We realized $41,400 in revenue from sales of natural gas and natural gas liquids for the three month period ended April 30, 2009 compared to $187,023 in the same period of the prior year. Revenue decreased mainly due to reduced production volumes as a result of natural declines, selling a Barnett Shale well and reduced prices.

Royalties as a percent of revenue were 18% for the three month period April 30, 2009, which was consistent with 19% in the same period of the prior year.

Production expenses related to this revenue were $10.98/Boe for the three month period ended April 30, 2009 compared to $15.69/Boe in the same period of the prior year; the decrease in the per Boe rate was mainly due to the sale of the Barnett Shale well, which had a high operating cost in the prior year.

Depletion, Depreciation and Accretion

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
Depletion – oil and gas properties	$22,491	$32,828
Accretion	18,724	37,471
Depletion and Accretion	41,215	70,299
Depreciation – property and equipment	4,339	9,759
Total	$45,554	$80,058
Depletion per BOE	$11.93	$8.69

Unproven property costs of $17,165,657 (January 31, 2009 – $16,869,995) were excluded from costs subject to depletion at April 30, 2009. Depletion expense per BOE related to oil and gas properties in the three month period ended April 30, 2009 decreased as compared with the same period of the prior year mainly as a result of the reduced reserves levels associated with lower gas prices.

General and Administrative (“G&A”)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
Salaries, benefits and consulting fees	$302,907	$399,927
Office costs	160,849	267,157
Professional fees	140,938	265,166
Public company costs	92,093	156,879
Operating overhead recoveries	(11,859)	(1,691)
Stock-based compensation	134,920	113,280
Total G&A	$819,848	$1,200,718

General and administrative expenses have decreased $380,870 in the three month period ended April 30, 2009 compared to the same period of the prior year primarily due to management implementing cost reductions and the strengthening of the U.S. dollar versus the Canadian dollar by 25%, as follows:

•
Salaries, benefits and consulting fees, which are primarily incurred in Canadian dollars, decreased $97,020 mainly due to reduced staff and consultants (approximately $28,000) and the strengthening of the U.S. dollar versus the Canadian dollar by 25% (approximately $80,000);

•
Office costs, which are primarily incurred in Canadian dollars, decreased $106,308 mainly due to reduced software, insurance and travel costs (approximately $57,000), and the strengthening of the U.S. dollar versus the Canadian dollar by 25% (approximately $53,000);

•
Professional fees, which are primarily incurred in Canadian dollars, decreased $124,228 mainly due to reduced audit and accounting fees (approximately $75,000), which were higher in the prior year due to non-recurring audit and accounting fees for restatements of financial statements, reduced reserve evaluation fees (approximately $12,000), and the strengthening of the U.S. dollar versus the Canadian dollar by 25% (approximately $53,000), which was offset by increased legal fees due to the TSX Venture listing late in the prior year (approximately $18,000); and

•
Public company costs decreased $64,786 mainly due to reduced investor relation costs (approximately $59,000).  Public company costs consist mainly of fees for investor relations and also include directors' fees, press release and Securities Exchange Commission filing costs, printing costs and transfer agent fees.

Accretion of Discounts on Convertible Debentures

Agreement Date	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
December 8, 2005	$-	$626,573
December 28, 2005	-	588,785
Total accretion of discounts	$-	$1,215,358

The accretion of discounts was fully recognized in the prior year as a result of the December 8, 2005 debentures that were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures that were settled December 18, 2008.

Interest Expense

Agreement Date	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
December 8, 2005	$-	$69,048
December 28, 2005	-	184,932
Total interest expense	$-	$253,980

There was no interest expense in the current period as a result of the December 8, 2005 debentures that were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures that were settled December 18, 2008.

Oil and Gas Properties

	Net Book Value January 31, 2009	Additions	Depletion	Net Book Value April 30, 2009
Unproven
Windsor Block Maritimes Shale – Nova Scotia, Canada	$16,818,586	$269,319	$-	$17,087,905
Western Canadian Shale – Alberta and B.C., Canada	51,409	26,343	-	77,752
Proved
Canada	72,869	3,044	(8,037)	67,876
U.S.A	-	14,454	(14,454)	-
Net	$16,942,864	$313,160	$(22,491)	$17,233,533

During the three month period ended April 30, 2009, we focused on completing the second phase of the Windsor Block exploration program and spent $269,315 primarily for testing the N-14-A well (approximately $119,000) and completion operations on the O-61-C well (approximately $115,000).

Net Cash Oil and Gas Additions:

Three Months Ended April 30, 2009
Net additions, per above table	$313,160
Changes in investing working capital	1,244,666
Net oil and gas additions, per Statements of Cash Flows	$1,557,826

Liquidity and Capital Resources

To date, we have not generated significant revenues and have incurred significant operating losses in every quarter. These factors among others raise substantial doubt about our ability to continue as a going concern.

As at April 30, 2009, we had working capital of $6,715,057, resulting primarily from our cash of $6,159,767 and other receivables of $403,027, offset by payables and accrued liabilities of $204,849. For the three month period ended April 30, 2009, we had net cash outflow from operating activities before changes in working capital of $685,570, mainly related to $684,928 of cash general and administrative expenses, which is equal to general and administrative expenses net of non-cash stock based compensation expense.

On April 15, 2009 we converted the Windsor Block exploration agreement to a 10 year production lease on 474,625 gross acres of land. During the first five years of the lease, we agreed to continue to evaluate the Block by drilling seven wells, completing three wells previously drilled and acquiring seismic at a total gross estimate cost of C$12.7 million. At the end of the second year of the lease, a technical report is due and the Nova Scotia government may request the surrender of certain lands they deem not adequately evaluated. At the end of the fifth year of the lease, areas of the land block not adequately drilled or otherwise evaluated may be subject to surrender. During the first year of the lease, we have agreed to spend an estimated gross C$2,000,000 to complete the three wells drilled in the prior year and to acquire seismic. We paid a C$200,000 gross refundable deposit related to the first year commitment; should we not perform the work, a portion or all of the deposit could be forfeited.

We expect significant capital expenditures during the next 12 months for drilling programs on our Canadian shale program, overhead and working capital purposes. There is a risk that neither of our 13% or 30% joint venture partners in the Windsor Block will be able to pay for their portion of the well costs, which would slow down or stop exploration on the Windsor Block. There is also a risk we may not secure a new joint operating partner in the Windsor Block, which would slow down or stop exploration on the Windsor Block. We will have to raise additional funds to complete the exploration and development phase of our programs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern for a period longer than the 2010 fiscal year is dependent upon our ability to obtain necessary additional funds to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in our resource properties and the attainment of profitable operations.

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

Recently Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement may impact the accounting or disclosure of future subsequent events, if any, after the effective date.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weaknesses. Due to the fact that our accounting staff consists of a Chief Financial Officer and accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future. To compensate for the current limited number of personnel in the accounting and reporting group, we focus on audit committee oversight and the use of external consultants for complex accounting matters. Furthermore, we will continue to engage consultants in the future as necessary in order to ensure proper accounting treatment of complex transactions.

Management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. As part of this commitment, we will continue to assess our current personnel resources and technical accounting expertise within the accounting function. As our activities levels increase, we will look to increase our personnel resources to increase segregation of duties and provide in-house non-routine or complex accounting expertise. When funds are available to us and as operations increase, we will hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates could cost approximately $100,000 per annum.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

10.01	Stock Option Plan, filed as an exhibit to the definitive proxy statement on Schedule 14A, filed with the Securities Exchange Commission on May 22, 2009 and incorporated herein by reference.

10.02
Production Lease, dated as of April 15, 2009, by and between Triangle Petroleum Corporation and Her Majesty the Queen in the Right of the Province of Nova Scotia, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2009 and incorporated herein by reference.

14.01	Code of Ethics for Senior Financial Officers.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: June 3, 2009	By:	/s/ MARK GUSTAFSON
Mark Gustafson
Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2009	By:	/s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)