Form 10-Q
period 2009-07-31
Triangle Petroleum Corp
filed 2009-09-02
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009

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

As of September 1, 2009, there were 69,926,043 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	July 31, 2009 $	January 31, 2009 $

ASSETS

Current Assets

Cash and cash equivalents	5,520,030	8,449,471
Prepaid expenses	340,945	339,839
Other receivables	301,432	998,511

Total Current Assets	6,162,407	9,787,821

Property and Equipment	51,598	39,765

Oil and Gas Properties (Note 3)	18,135,879	16,942,864

Total Assets	24,349,884	26,770,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	218,819	2,123,079
Accrued liabilities	33,697	90,539

Total Current Liabilities	252,516	2,213,618

Asset Retirement Obligations (Note 4)	927,235	727,862

Total Liabilities	1,179,751	2,941,480

Going Concern (Note 1)
Commitment (Note 8)

Stockholders’ Equity

Common Stock (Note 5)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 69,926,043 shares
(January 31, 2009 – 69,926,043 shares)	699	699

Additional Paid-In Capital (Note 5)	81,426,178	81,155,715

Warrants (Note 6)	4,237,100	4,237,100

Deficit	(62,493,844)	(61,564,544)

Total Stockholders’ Equity	23,170,133	23,828,970

Total Liabilities and Stockholders’ Equity	24,349,884	26,770,450

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2009	2008	2009	2008
	$	$	$	$

Revenue, net of royalties	29,183	107,831	63,087	259,950

Operating Expenses

Oil and gas production	31,875	4,154	52,576	63,381
Depletion and accretion (Notes 3 and 4)	50,262	23,268	91,477	93,567
Depreciation – property and equipment	7,335	9,988	11,674	19,747
General and administrative (Note 7)	855,300	1,142,684	1,675,148	2,343,402
Gain on sale of assets	(124,621)	(10,705)	(124,621)	(10,705)
Foreign exchange loss (gain)	(558,575)	28,595	(707,654)	24,589

	261,576	1,197,984	998,600	2,533,981

Loss from Operations	(232,393)	(1,090,153)	(935,513)	(2,274,031)

Other Income (Expense)

Accretion of discounts on convertible debentures	-	(791,042)	-	(2,006,400)
Amortization of debt issue costs	-	(73,056)	-	(182,640)
Loss on debt extinguishment	-	(160,662)	-	(160,662)
Interest expense	-	(211,353)	-	(465,333)
Interest and royalty income	41	65,014	6,213	82,229
Unrealized gain on fair value of derivatives	-	(125,741)	-	793,589

Total Other Income (Expense)	41	(1,296,840)	6,213	(1,939,217)

Loss for the Period	(232,352)	(2,386,993)	(929,300)	(4,213,248)

Loss Per Share – Basic and Diluted	(0.003)	(0.039)	(0.013)	(0.078)

Weighted Average Number of Shares Outstanding – Basic and Diluted	69,926,000	60,673,000	69,926,000	54,126,000

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009,	Six Months Ended July 31, 2008
	$	$	$	$
Operating Activities
Loss for the period	(232,352)	(2,386,993)	(929,300)	(4,213,248)

Adjustments to reconcile loss for the period to net cash used in operating activities:

Accretion of discounts on convertible debentures	-	791,042	-	2,006,400
Amortization of debt issue costs	-	73,056	-	182,640
Depletion and accretion (Notes 3 and 4)	50,262	23,268	91,477	93,567
Depreciation – property and equipment	7,335	9,988	11,674	19,747
Stock-based compensation (Note 7)	135,543	227,756	270,463	341,036
Gain on sale of assets	(124,621)	(10,705)	(124,621)	(10,705)
Loss on debt extinguishment	-	160,662	-	160,662
Unrealized gain on fair value of derivatives	-	125,741	-	(793,589)
Unrealized foreign exchange changes	(547,225)	-	(709,812)	-

Asset retirement costs (Note 4)	-	(200,937)	(6,509)	(371,637)

Changes in operating assets and liabilities

Unrealized foreign exchange changes	3,664	(1,583)	(4,494)	18,242
Prepaid expenses	(1,745)	102,925	(23,621)	54,639
Other receivables	11,992	1,222,469	683,244	1,109,526
Accounts payable	(40,268)	(501,737)	(154,402)	(295,071)
Accrued interest on convertible debentures	-	(1,087,957)	-	(833,977)
Accrued liabilities	4,251	(77,896)	5,739	(30,404)

Cash Used in Operating Activities	(733,164)	(1,530,901)	(890,162)	(2,562,172)

Investing Activities
Purchase of property and equipment	(503)	(2,216)	(23,507)	(3,941)
Oil and gas property expenditures (Note 3)	(586,952)	(1,382,851)	(2,144,778)	(3,735,909)
Cash advances from partners	-	2,567,084	(677,843)	2,567,084
Proceeds received from sale of oil and gas properties	133,325	3,908,998	133,325	3,908,998

Cash Provided by (Used in) Investing Activities	(454,130)	5,091,015	(2,712,803)	2,736,232

Financing Activities
Proceeds from issuance of common stock	-	25,560,500	-	25,560,500
Share issuance costs	-	(2,022,587)	-	(2,022,587)
Convertible debenture repayment	-	(4,800,000)	-	(4,800,000)
			-
Cash Provided by Financing Activities	-	18,737,913	-	18,737,913
	-		-
Unrealized foreign exchange change on cash and cash equivalents	547,557	-	673,524	-

Increase (Decrease) in Cash and Cash Equivalents	(639,737)	22,298,027	(2,929,441)	18,911,973

Cash and Cash Equivalents – Beginning of Period	6,159,767	1,195,535	8,449,471	4,581,589

Cash and Cash Equivalents – End of Period	5,520,030	23,493,562	5,520,030	23,493,562

Cash			5,520,030	110,315
Cash equivalents			-	23,383,247

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	-	625,000	-	2,100,140

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Six Months Ended July 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2009	69,926,043	699	81,155,715	4,237,100	(61,564,544)	23,828,970

Stock based compensation (Note 7)	-	-	270,463	-	-	270,463

Net loss for the period	-	-	-	-	(929,300)	(929,300)

Balance – July 31, 2009	69,926,043	699	81,426,178	4,237,100	(62,493,844)	23,170,133

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Six Months Ended July 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2008	46,794,530	468	57,852,277	-	(47,794,059)	10,058,686

Issuance of common stock for cash pursuant to private placement at $1.40 per unit in June 2008	18,257,500	183	21,323,217	4,237,100	-	25,560,500

Share issuance costs	-	-	(2,022,587)	-	-	(2,022,587)

Issuance of common stock on conversion of convertible debentures at a weighted average price of $0.88 per share	2,374,013	23	2,100,117	-	-	2,100,140

Fair value of conversion feature of convertible debentures converted	-	-	1,039,906	-	-	1,039,906

Stock based compensation (Note 7)	-	-	341,036	-	-	341,036

Net loss for the period	-	-	-	-	(4,213,248)	(4,213,248)

Balance – July 31, 2008	67,426,043	674	80,633,966	4,237,100	(52,007,307)	32,864,433

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

In the opinion of management, the accompanying financial statements reflect all adjustments necessary of a normal recurring nature to present fairly our financial position at July 31, 2009 and our operations and cash flows for the three and six month periods ended July 31, 2009 and 2008. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not impact the second quarter financial statements except for disclosures with respect to the financial statement approval date. Subsequent events have been evaluated through September 1, 2009, the date at which the financial statements were approved for distribution.

3.	Oil and Gas Properties

Six months ended July 31, 2009:

	Costs			Accumulated Depletion				Net Carrying
	Opening	Additions	Closing	Opening	Depletion	Gain	Closing	Value
	$	$	$	$	$	$	$	$

Proved Properties	12,775,959	21,921	12,797,880	12,703,090	30,345	-	12,733,435	64,445
Unproven Properties	34,746,896	1,076,818	35,823,714	17,876,901	-	(124,621)	17,752,280	18,071,434
Total	47,522,855	1,098,739	48,621,594	30,579,991	30,345	(124,621)	30,485,715	18,135,879

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3.	Oil and Gas Properties (continued)

For the six month period ended July 31, 2009, the Company’s net cash outflow for oil and gas additions was $2,144,778, which includes $1,098,739 of additions incurred in the period (net of $133,325 of disposition proceeds in the quarter) and $1,057,464 of payments mainly for January 31, 2009 accounts payable related to oil and gas additions.

Proved Properties

At July 31, 2009, the carrying value of the Company’s proved properties was $64,445 (January 31, 2009 - $72,869), which were all located in the Alberta Deep Basin of Canada. For the three month period ended July 31, 2009, depletion expense was $7,854 (2008 - $18,200) in Canada and $nil (2008 - $nil) in the United States. For the six month period ended July 31, 2009, depletion expense was $15,891 (2008 - $45,106) in Canada and $14,454 (2008 - $5,922) in the United States.

Unproven Properties

All of the Company’s unproven properties are not subject to depletion.

In June 2009, the Company sold its 25% working interest in 17,307 acres in the Nugget area of Colorado (Rocky Mountains project) for cash of $83,325 and recovered a drilling deposit in the Fayetteville area of Arkansas for cash of $50,000. The net book value of the U.S. properties at the time of sale was $8,704. As such, the Company recorded a gain on sale of assets of $124,621.

In June 2009, the Company acquired an additional 30% working interest in the Windsor Block of the Maritimes Basin in Nova Scotia from Contact Exploration Inc. (“Contact”) for a cash payment of C$270,000 (US$244,750). The Company also agreed to provide Contact a 5.75% non-convertible gross overriding royalty interest and assumed the liabilities related to Contact's former working interest.

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	July 31, 2009 $	January 31, 2009 $

Windsor Block of Maritimes Basin (Nova Scotia)	17,947,965	16,818,586
Western Canadian Shale (Alberta and B.C.)	123,469	51,409
Total unproven acquisition and exploration costs	18,071,434	16,869,995

4.	Asset Retirement Obligations

	Six Months July 31, 2009 $	Six Months July 31, 2008 $

Balance, beginning of period	727,862	1,003,353
Liabilities incurred	144,750	45,450
Liabilities settled as part of disposition	-	(137,429)
Liabilities settled in cash	(6,509)	(371,637)
Accretion	61,132	42,539
Balance, end of period	927,235	582,276

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

5.	Common Stock

	Shares	Common Stock	Additional Paid- In Capital
	#	$	$

January 31, 2009	69,926,043	699	81,155,715
Stock based compensation	-	-	270,463
July 31, 2009	69,926,043	699	81,426,178

6.	Warrants

As at July 31, 2009, the Company had 9,128,750 warrants outstanding that can be exercised into 9,128,750 shares of common stock at a price of $2.25 per share, which expire on June 3, 2010. The warrants were granted on June 3, 2008, at which time they had a relative fair value compared to the common stock issued of $4,237,100.

7.	Stock Options

The weighted average grant date fair value of stock options granted during the three and six month periods ended July 31, 2009 was $0.213. No stock options were exercised during the three and six month periods ended July 31, 2009. During the three and six month periods ended July 31, 2009, the Company recorded stock-based compensation of $135,463 and $270,463 (2008 - $227,756 and $341,036), respectively, as general and administrative expense.

A summary of the Company’s stock options outstanding is as follows:

	Options #	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2009	4,985,000	1.14
Granted	250,000	0.27
Forfeited	(100,000)	0.24
Outstanding, July 31, 2009	5,135,000	1.11	

Exercisable, July 31, 2009	1,855,000	2.18	

The weighted average remaining contractual life of stock options outstanding as of July 31, 2009 was 3.8 years.

As at July 31, 2009, there was $839,735 of total unrecognized compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 26 months.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

7.	Stock Options (continued)

A summary of the status of the Company’s non-vested share options as of July 31, 2009, and changes during the six month period ended July 31, 2009, is presented below:

	Options #	Weighted Average Grant-Date Fair Value $

Non-vested at January 31, 2009	3,525,000	0.31

Granted	250,000	0.21
Vested	(395,000)	0.73
Forfeited	(100,000)	0.09

Non-vested at July 31, 2009	3,280,000	0.26

8.	Commitment

The Company entered into a 10-year production lease for 474,625 gross acres on the Windsor Block in Nova Scotia, Canada on April 15, 2009. During the first five years of the lease, Triangle has agreed to continue to evaluate the Windsor Block by drilling seven wells, completing three wells previously drilled and acquiring seismic, which was estimated to cost C$12.7 million gross (approximately US$11.8 million). At the end of the fifth year of the lease, areas of the block not adequately drilled or otherwise evaluated may be subject to surrender. Furthermore, at the end of the second year of the lease, a technical report is required to be provided to and assessed by the Nova Scotia government to maintain certain lands.

During the first year of the lease, the Company has agreed to perform completion operations on the three wells drilled in the prior year and acquire seismic, which was estimated to cost C$2,000,000 gross. The Company posted a C$200,000 gross refundable deposit related to the first year commitment; should the Company not perform the work, a portion or all of the deposit could be forfeited. As of July 31, 2009, two of the three required well completions have been performed, the third is in progress and permitting commenced for the seismic program.

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

Plan of Operations

During the first half of fiscal 2010, we finalized the Windsor Block production lease (April 15, 2009), tested one of the exploration wells that was completed in 2008, completed the remaining two exploration wells drilled in 2008 and retested the two wells drilled in 2007. For the balance of fiscal 2010, we plan on continuing the technical evaluation of the five wells drilled to date on the Windsor Block, including further completion operations and testing of the exploration wells that were drilled in 2008, acquiring additional seismic, and searching for one or more new joint venture partners to join us in the next phase of our Windsor Block exploration program. Once we have more certainty on the terms of a new joint venture partner, we plan to revise our work program and budget for the remainder of the 2010 fiscal year. We intend to allocate our available working capital to the Windsor Block as described above.  However, there may be circumstances where, for sound business reasons, a reallocation of the funds may be necessary.  Furthermore, while we intend to use our working capital as described above, our current working capital is not sufficient to complete the anticipated exploration program.

Properties

All of our oil and gas properties are located in the United States and Canada.

Core Property

Eastern Canadian Shale Gas Project – Windsor Block – We have an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada and serve as operator of the Windsor Block; Zodiac Exploration Corp. has earned a 13% working interest in the Windsor Block. We acquired an additional 30% working interest in the Windsor Block in June 2009 from Contact Exploration Inc. (“Contact”) in exchange for agreeing to provide Contact a 5.75% non-convertible gross overriding royalty interest. Contact also received a cash payment of C$270,000 (approximately US$245,000) and we assumed the liabilities related to Contact's former working interest. Up to April 15, 2009, the land was governed by an exploration agreement. On April 15, 2009, the Windsor Block exploration agreement was transferred to a 10-year production lease. Under the terms of this lease:

•
The production lease grants rights to 474,625 gross acres (412,924 net acres), covering substantially all of the land which we had leased previously under the terms of the exploration agreement. Fringe acreage deemed non-prospective was voluntarily surrendered;

•
We hold rights to conventional oil and gas within the lease, which includes shale gas, in the Windsor and Horton Groups, excluding natural gas from coal. We believe coals are not prospective within the Windsor Block;

•
To retain rights to this land block, we have agreed to continue to evaluate the lands during the first five years of the lease by drilling seven wells, completing three exploration wells previously drilled, and acquiring seismic, which was estimated to cost C$12.7 million gross. These wells are to be distributed across the land block to fully evaluate conventional and shale resources. In addition to annual progress reporting to maintain the lease in good standing, on the second anniversary of the lease, we are obliged to provide a detailed report to the Nova Scotia government to assess our evaluation activities to maintain certain lands.  After the fifth anniversary, leased areas not adequately drilled or otherwise evaluated may be subject to surrender;

•
During the first year of the lease, we agreed to complete the three exploration wells that were drilled in the prior year and acquire seismic, which was estimated to cost C$2 million gross. A C$200,000 gross refundable deposit was posted related to the first year commitment; should the work not be competed, a portion or all of the deposit could be forfeited;

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

During the first quarter of fiscal 2010, we tested the N-14-A well, which was completed in early December 2008 with a four-stage perforation and fracture treatment. The frac flowback operations were suspended in April 2009 after the well recovered 15% of load fluid but negligible gas production.  Subsequent analysis indicates an unusually high insitu stress regime in the immediate vicinity of the well, likely due to proximity to a major fault, which contributed to fracture ineffectiveness. Completion operations on the O-61-C well commenced in March 2009 and continued into early May. Several tight sand and carbonate intervals were perforated but not fracture-treated. We obtained useful geological information from the well that will help guide subsequent exploration efforts. No hydrocarbons flowed from the well.

During the second quarter of fiscal 2010, operations on the E-38-A well moved forward with three zones having been perforated and treated with diagnostic “micro-fracs.”  Engineering data from these tests are currently being evaluated. E-38-A evaluates an area of the Windsor Block which is structurally and geologically distinct from previous wells drilled in the field. Also in the second quarter, the two wells drilled in 2007, Kennetcook #1 and Kennetcook #2, were re-entered to isolate and test individual zones to identify the “gassiest” intervals in each well. From these tests, it appears the fracture treatments undertaken previously have commingled multiple zones together, making it difficult to separate gas from water in the subsurface.

Other Properties

Western Canadian Shale Project – We continue to actively position ourselves for an entry into potential shale gas plays in Alberta and British Columbia. Our objective is to potentially establish an initial land position and to commence an exploration program in 2009 or 2010. To date, we have undertaken in-depth technical studies of several prospective shale horizons using our proprietary shale knowledge and experience, and have identified prospective areas where we believe we may have a technical and business advantage. A joint venture partner will be added at the appropriate time to provide funding and mitigate exploration risk. This approach is consistent with the strategy we employed to establish our position in the Windsor Block in Nova Scotia.

Non-Core Producing Properties – We are producing from two wells in the Alberta Deep Basin of Canada and three low working interest shale gas wells in the Barnett Shale trend of the Fort Worth Basin of Texas, U.S.

Non-Core Undeveloped Properties – In June 2009, we sold 4,327 non-operated net acres in the U.S. Rocky Mountains for gross proceeds of $83,325. We currently have 9,852 non-operated net acres in the Fayetteville Shale trend (Arkoma Basin – Arkansas, U.S.), 4,747 non-operated net acres in the U.S. Rocky Mountains and 3,656 net acres in the Alberta Deep Basin of Canada. In fiscal 2009, there was no exploration activity on these undeveloped land positions and there continues to be no exploration activity planned for these projects in fiscal 2010.

Results of operations for the three and six months ended July 31, 2009 compared to the three and six months ended July 31, 2008

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
Barnett Shale in Texas, USA	Mcf/day	56	35	56	70
Deep Basin in Alberta, Canada	Mcf/day	62	100	66	122
Total Company	Mcf/day	118	135	122	192
Total Company	Boe/day*	20	23	20	32

* Thousand Cubic Feet (“Mcf”) converted into Barrel of Oil Equivalent (“Boe”) on a basis of 6:1

Net Operating Results

		Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
Volumes	Mcf	10,825	12,250	22,140	34,905
Price	$/Mcf	3.19	10.53	3.43	9.05
Revenue		$34,584	$128,939	$75,984	$315,962
Royalties		5,401	21,108	12,897	56,012
Revenue, net of royalties		29,183	107,831	63,087	259,950
Production expenses		31,875	4,154	52,576	63,381
Net		$(2,692)	$103,677	$10,511	$196,569

For the three and six month periods ended July 31, 2009, we realized $34,584 and $75,984, respectively, in revenue from sales of natural gas and natural gas liquids, as compared to $128,939 and $315,962 in the same periods of the prior year. Revenue decreased mainly due to reduced natural gas prices and reduced production volumes. Royalties as a percent of revenue were 16% and 17% for the three and six month periods ended July 31, 2009, respectively, which was consistent with 16% and 18% in the same periods of the prior year. Production expenses related to this revenue were $17.67/Boe and $14.25/Boe for the three and six month periods ended July 31, 2009, respectively, compared to $2.03/Boe and $10.89/Boe in the same periods of the prior year; the increase in the per Boe rate in the three and six month period ended July 31, 2009 was mainly due to the higher non-routine maintenance costs of wells.

Depletion, Depreciation and Accretion

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
Depletion – oil and gas properties	$7,854	$13,557	$30,345	$51,028
Accretion	42,408	9,711	61,132	42,539
Depletion and Accretion	50,262	23,268	91,477	93,567
Depreciation – property and equipment	7,335	9,988	11,674	19,747
Total	$57,597	$33,256	$103,151	$113,314
Depletion per BOE	$4.35	$6.64	$8.22	$8.77

Unproven property costs of $18,071,434 (January 31, 2009 – $16,869,995) were excluded from costs subject to depletion at July 31, 2009. Depletion expense per Boe related to oil and gas properties in the three and six month periods ended July 31, 2009 decreased as compared with the same period of the prior year mainly as a result of the ceiling test write-downs on proved properties in the previous year which decreased the depletion base.

General and Administrative (“G&A”)

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
Salaries, benefits and consulting fees	$462,076	$558,182	$764,983	$958,109
Office costs	142,278	191,552	303,127	458,709
Professional fees	42,910	23,559	183,848	288,725
Public company costs	92,962	172,122	185,055	329,001
Operating overhead recoveries	(20,469)	(30,487)	(32,328)	(32,178)
Stock-based compensation	135,543	227,756	270,463	341,036
Total G&A	$855,300	$1,142,684	$1,675,148	$2,343,402

G&A expenses decreased in the three and six month periods ended July 31, 2009 compared to the same period of the prior year primarily due to management implementing cost reductions and the strengthening of the U.S. dollar versus the Canadian dollar.

•
Salaries, benefits and consulting fees, which are primarily incurred in Canadian dollars, decreased in the three and six month periods $96,106 and $193,126, respectively, mainly due to reduced staff and consultants of $27,000 and $61,000, respectively, and the strengthening of the U.S. dollar versus the Canadian dollar by 12% and 18%, respectively, causing a decrease of $61,000 and $146,000, respectively;

•
Office costs, which are primarily incurred in Canadian dollars, decreased in the three and six month periods $49,274 and $155,582, respectively, mainly due to reduced software, insurance and travel costs of $19,000 and $74,000, respectively, and the strengthening of the U.S. dollar versus the Canadian dollar by 12% and 18%, respectively, causing a decrease of $21,000 and $70,000, respectively;

•
Professional fees, which are primarily incurred in Canadian dollars, decreased in the six month period $104,877 mainly due to reduced audit and accounting fees of $83,000, which were higher in the prior year due to non-recurring audit and accounting fees for restatements of financial statements, and the strengthening of the U.S. dollar versus the Canadian dollar by 18% causing a $44,000 decrease, which was offset by increased legal fees of $22,000 due to the TSX Venture listing late in the prior year. Professional fees increased in the three month period $19,351 mainly due to increased reserve evaluation fees of $16,000 and increased legal fees of $6,000 due to the TSX Venture listing late in the prior year; and

•
Public company costs decreased in the three and six month periods $79,160 and $143,946, respectively, mainly due to reduced investor relation costs of $66,000 and $137,000, respectively.  Public company costs consist mainly of fees for investor relations and also include directors' fees, press release and Securities Exchange Commission (“SEC”) filing costs, printing costs and transfer agent fees.

Accretion of Discounts on Convertible Debentures

Agreement Date	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
December 8, 2005	$-	$186,764	$-	$813,337
December 28, 2005	-	604,278	-	1,193,063
Total accretion of discounts	$-	$791,042	$-	$2,006,400

The accretion of discounts was fully recognized in the prior year since the December 8, 2005 debentures were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures were settled December 18, 2008.

Interest Expense

Agreement Date	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
December 8, 2005	$-	$22,312	$-	$91,360
December 28, 2005	-	189,041	-	373,973
Total interest expense	$-	$211,353	$-	$465,333

There was no interest expense in the current period since the December 8, 2005 debentures were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures were settled December 18, 2008.

Oil and Gas Properties

	Net Book Value January 31, 2008	Additions	Depletion and Impairment	Dispositions	Gain (Loss)	Net Book Value July 31, 2009

Unproven
Windsor Block Maritimes Shale – Nova Scotia, Canada	$16,818,586	$1,129,379	$-	$-	$-	$17,947,965
Western Canadian Shale – Alberta and B.C., Canada	51,409	72,060	-	-	-	123,469
Fayetteville and Rocky Mountains	-	8,704	-	(133,325)	124,621	-
Proved
Canada	72,869	7,467	(15,891)	-	-	64,445
U.S.A.	-	14,454	(14,454)	-	-	-

Net	$16,942,864	$1,232,064	$(30,345)	$(133,325)	$124,621	$18,135,879

During the six month period ended July 31, 2009, we focused on the Windsor Block and spent $1,129,379 primarily for.
•
completing the second phase of the Windsor Block exploration program consisting of testing the N-14-A well (approximately $163,000), completion operations on the O-61-C well (approximately $200,000), and completion operations on the E-38-A well (approximately $123,000);

•	retesting the Kennetcook #1 and #2 wells (approximately $214,000); and
•
acquiring Contact’s 30% working interest in the Windsor Block for cash of $245,000 and the assumption of future estimated non-cash asset retirement costs of $144,750. We also agreed to provide Contact a 5.75% non-convertible gross overriding royalty interest.

Net Cash Oil and Gas Additions:
	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
Net additions, per above table	$1,232,064	$1,743,591
Non-cash ARO additions	(144,750)	(45,450)
Non-cash ARO dispositions	-	137,429
Changes in investing working capital	1,057,464	1,900,339
Net oil and gas additions, per Statements of Cash Flows	$2,144,778	$3,735,909

Liquidity and Capital Resources

To date, we have not generated significant revenues and have incurred significant operating losses in every quarter. These factors among others raise substantial doubt about our ability to continue as a going concern.

As at July 31, 2009, we had working capital of $5,909,891, resulting primarily from our cash of $5,520,030, prepaid expenses of $340,945 and other receivables of $301,432, offset by payables and accrued liabilities of $252,516. For the six month period ended July 31, 2009, we had net cash outflow from operating activities before changes in working capital of $1,396,628, mainly related to $1,404,685 of cash general and administrative expenses, which is equal to general and administrative expenses net of non-cash stock based compensation expense.

On April 15, 2009 we converted the Windsor Block exploration agreement to a 10 year production lease on 474,625 gross acres (412,924 net acres) of land. During the first five years of the lease, we agreed to continue to evaluate the Block by drilling seven wells, completing three exploration wells previously drilled and acquiring seismic at a total gross estimate cost of C$12.7 million. At the end of the second year of the lease, a technical report is due and the Nova Scotia government may request the surrender of certain lands they deem not adequately evaluated. At the end of the fifth year of the lease, areas of the land block not adequately drilled or otherwise evaluated may be subject to surrender. During the first year of the lease, we have agreed to spend an estimated gross C$2,000,000 to complete the three exploration wells drilled in the prior year and to acquire seismic. We paid a C$200,000 gross refundable deposit related to the first year commitment; should we not perform the work, a portion or all of the deposit could be forfeited.

We expect significant capital expenditures during the next 12 months for drilling programs on our Canadian shale program, overhead and working capital purposes. There is a risk that our joint venture partner in the Windsor Block will not be able to pay for their portion (13%) of the well costs, which would slow down or stop exploration on the Windsor Block. There is also a risk we may not secure a new joint operating partner in the Windsor Block, which would slow down or stop exploration on the Windsor Block. We will have to raise additional funds to complete the exploration and development phase of our programs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern for a period longer than the 2010 fiscal year is dependent upon our ability to obtain necessary additional funds to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in our resource properties and the attainment of profitable operations.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproven properties, geological expenditures and direct internal costs are capitalized into the full cost pool. We have properties in two countries with proved reserves. For our proved oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproven properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. The capitalized costs included in the full cost pool are subject to a ceiling test.

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

Stock-Based Compensation

We record compensation expense in the consolidated financial statements for stock options granted to employees, consultants and directors using the fair value method. Fair values are determined using the Black Scholes option pricing model, which is sensitive to the estimate of our stock price volatility and the options expected life. Compensation costs are recognized over the vesting period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

10.01	Overriding Royalty Agreement, dated as of June 10, 2009, by and between Elmworth Energy Corporation and Contact Exploration Inc.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: September 2, 2009	By:	/s/ MARK GUSTAFSON
Mark Gustafson
Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2009	By:	/s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)