Form 10-Q
period 2009-10-31
Triangle Petroleum Corp
filed 2009-11-23
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of November 20, 2009, there were 69,926,043 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

INDEX

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	October 31, 2009 $	January 31, 2009 $

ASSETS

Current Assets

Cash and cash equivalents	5,510,117	8,449,471
Prepaid expenses	321,271	339,839
Other receivables	278,799	998,511

Total Current Assets	6,110,187	9,787,821

Property and Equipment	46,548	39,765

Oil and Gas Properties (Note 3)	18,963,802	16,942,864

Total Assets	25,120,537	26,770,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	411,970	2,123,079
Accrued liabilities	178,565	90,539

Total Current Liabilities	590,535	2,213,618

Asset Retirement Obligations (Note 4)	1,146,951	727,862

Total Liabilities	1,737,486	2,941,480

Going Concern (Note 1)
Commitment (Note 8)
Subsequent Events (Note 9)

Stockholders’ Equity

Common Stock Authorized: 150,000,000 shares, par value $0.00001 Issued: 69,926,043 shares (January 31, 2009 – 69,926,043 shares)	699	699

Additional Paid-In Capital	81,557,941	81,155,715

Warrants (Note 5)	4,237,100	4,237,100

Deficit	(62,412,689)	(61,564,544)

Total Stockholders’ Equity	23,383,051	23,828,970

Total Liabilities and Stockholders’ Equity	25,120,537	26,770,450

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2009	2008	2009	2008
	$	$	$	$

Revenue, net of royalties	29,345	54,500	92,432	314,450

Operating Expenses

Oil and gas production	20,893	29,718	73,469	93,099
Depletion and accretion (Notes 3 and 4)	54,470	52,735	145,947	146,302
Depreciation – property and equipment	7,272	10,368	18,946	30,115
General and administrative (Note 7)	618,214	847,022	2,293,362	3,190,427
Impairment of oil and gas properties	-	8,000,000	-	8,000,000
Gain on sale of assets	(783,612)	-	(908,233)	(10,705)
Foreign exchange loss (gain)	31,000	2,429,433	(676,654)	2,454,022

	(51,763)	11,369,276	946,837	13,903,260

Gain (loss) from Operations	81,108	(11,314,776)	(854,405)	(13,588,810)

Other Income (Expense)

Accretion of discounts on convertible debentures	-	(602,277)	-	(2,608,681)
Amortization of debt issue costs	-	-	-	(182,637)
Loss on debt extinguishment	-	-	-	(160,662)
Interest expense	-	(189,041)	-	(654,371)
Interest and royalty income	47	127,681	6,260	209,911
Unrealized gain on fair value of derivatives	-	-	-	793,589

Total Other Income (Expense)	47	(663,637)	6,260	(2,602,851)

Income (Loss) for the Period	81,155	(11,978,413)	(848,145)	(16,191,661)

Net Loss Per Share – Basic and Diluted	-	(0.18)	(0.01)	(0.28)

Weighted Average Number of Shares Outstanding – Basic and Diluted	69,926,000	67,426,000	69,926,000	58,592,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
	$	$	$	$
Operating Activities
Gain (loss) for the period	81,155	(11,978,413)	(848,145)	(16,191,661)

Adjustments to reconcile loss for the period to net cash used in operating activities:

Accretion of discounts on convertible debentures	-	602,277	-	2,608,681
Amortization of debt issue costs	-	-	-	182,637
Depletion and accretion (Notes 3 and 4)	54,470	52,735	145,947	146,302
Depreciation – property and equipment	7,272	10,368	18,946	30,115
Impairment of oil and gas costs	-	8,000,000	-	8,000,000
Stock-based compensation (Note 6)	131,763	135,393	402,226	476,427
Gain on sale of assets	(783,612)	-	(908,233)	(10,705)
Loss on debt extinguishment	-	-	-	160,662
Unrealized gain on fair value of derivatives	-	-	-	(793,589)
Unrealized foreign exchange changes	29,466	2,443,118	(680,346)	2,443,118

Asset retirement costs (Note 4)	(17,447)	(127,514)	(23,956)	(499,151)

Changes in operating assets and liabilities (Note 7)	49,036	149,628	555,502	172,584

Cash Used in Operating Activities	(447,897)	(712,408)	(1,338,059)	(3,274,580)

Investing Activities
Purchase of property and equipment	(2,222)	(5,850)	(25,729)	(9,791)
Oil and gas property expenditures (Note 3)	(273,586)	(1,127,139)	(2,418,364)	(4,863,048)
Cash advances from partners	-	(1,560,410)	(677,843)	1,006,674
Proceeds received from sale of oil and gas properties	744,408	13,000	877,733	3,921,998

Cash Provided by (Used in) Investing Activities	468,600	(2,680,399)	(2,244,203)	55,833

Financing Activities
Proceeds from issuance of common stock	-	-	-	25,560,500
Share issuance costs	-	(25,569)	-	(2,048,156)
Convertible debenture repayment	-	-	-	(4,800,000)

Cash Provided by Financing Activities	-	(25,569)	-	18,712,344

Unrealized foreign exchange change on cash and cash equivalents	(30,616)	(2,796,782)	642,908	(2,796,782)

Increase (Decrease) in Cash and Cash Equivalents	(9,913)	(6,215,158)	(2,939,354)	12,696,815

Cash and Cash Equivalents – Beginning of Period	5,520,030	23,493,562	8,449,471	4,581,589

Cash and Cash Equivalents – End of Period	5,510,117	17,278,404	5,510,117	17,278,404

Cash			5,510,117	223,269
Cash equivalents			-	17,055,135

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	-	-	-	2,100,140

Supplemental Disclosures

Interest Paid	-	-	-	1,299,860

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Nine Months Ended October 31, 2009 and 2008
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2008	46,794,530	468	57,852,277	-	(47,794,059)	10,058,686

Issuance of common stock for cash pursuant to private placement at $1.40 per unit in June 2008	18,257,500	183	21,323,217	4,237,100	-	25,560,500

Share issuance costs	-	-	(2,251,230)	-	-	(2,251,230)

Issuance of common stock on conversion of convertible debentures at a weighted average price of $0.88 per share	2,374,013	23	2,100,117	-	-	2,100,140

Fair value of conversion feature of convertible debentures converted	-	-	1,039,906	-	-	1,039,906

Stock based compensation (Note 6)	-	-	476,427	-	-	476,427

Net loss for the period	-	-	-	-	(16,191,661)	(16,191,661)

Balance – October 31, 2008	67,426,043	674	80,540,714	4,237,100	(63,985,720)	20,792,768

Balance – January 31, 2009	69,926,043	699	81,155,715	4,237,100	(61,564,544)	23,828,970

Stock based compensation (Note 6)	-	-	402,226	-	-	402,226

Net loss for the period	-	-	-	-	(848,145)	(848,145)

Balance – October 31, 2009	69,926,043	699	81,557,941	4,237,100	(62,412,689)	23,383,051

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

In the opinion of management, the accompanying financial statements reflect all adjustments necessary of a normal recurring nature to present fairly our financial position at October 31, 2009 and our operations and cash flows for the three and nine month periods ended October 31, 2009 and 2008. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

(b)        Recently Adopted Accounting Pronouncements

U.S. accounting standards setters have implemented new standards in December 2007 with respect to accounting for business combinations. These new standards require an acquirer to be identified for all business combinations and applies the same method of accounting for business combinations – the acquisition method – to all transactions. In addition, transaction costs associated with acquisitions are required to be expensed. The revised statement was effective to business combinations after February 1, 2009. The adoption of these standards will impact business combinations, if any, after February 1, 2009.

In December 2007, new accounting standards were issued with respect to non-controlling interests in consolidated financial statements. These new standards require the Company to report non-controlling interest in subsidiaries as equity in the consolidated financial statements; and all transactions between equity and non controlling interests as equity. These new standards were effective for the Company commencing on February 1, 2009. The adoption of these standards did not affect the Company's financial statements.

In March 2008, new accounting standards were issued with respect to disclosures about derivative instruments and hedging activities, which require disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These new standards were effective on February 1, 2009. The adoption of these standards did not affect the Company's financial statements.

In May 2009, new accounting standards were issued with respect to subsequent events, which are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, these standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These standards are effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not impact the third quarter financial statements except for disclosures with respect to the financial statement approval date. Subsequent events have been evaluated through November 23, 2009, the date at which the financial statements were approved for distribution.

3.	Oil and Gas Properties

Nine months ended October 31, 2009:

	Costs			Accumulated Depletion				Net Carrying
	Opening	Additions	Closing	Opening	Depletion	Gain	Closing	Value
	$	$	$	$	$	$	$	$

Proved Properties	12,775,959	21,377	12,797,336	12,703,090	38,781	-	12,741,871	55,465
Unproven Properties	34,746,896	1,130,109	35,877,005	17,876,901	-	(908,233)	16,968,668	18,908,337

Total	47,522,855	1,151,486	48,674,341	30,579,991	38,781	(908,233)	29,710,539	18,963,802

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3.	Oil and Gas Properties (continued)

Proved Properties

At October 31, 2009, the carrying value of the Company’s proved properties was $55,465 (January 31, 2009 - $72,869), which were all located in the Alberta Deep Basin of Canada. For the three month period ended October 31, 2009, depletion expense was $8,436 (2008 - $12,796) in Canada and $nil (2008 - $nil) in the United States. For the nine month period ended October 31, 2009, depletion expense was $24,327 (2008 - $57,902) in Canada and $14,454 (2008 - $5,922) in the United States.

Unproven Properties

All of the Company’s unproven properties are not subject to depletion.

In September 2009, the Company sold its 50% working interest in 11,800 gross acres (5,900 net acres) in the Fayetteville area of Arkansas and all the related seismic rights for net cash proceeds of $744,408. The net book value of the U.S. properties at the time of sale was $171 and non-cash asset retirement obligations pertaining thereto were $39,375. As such, the Company recorded a gain on sale of assets of $783,612.

In June 2009, the Company sold its 25% working interest in 17,307 acres in the Nugget area of Colorado (Rocky Mountains project) for cash of $83,325 and recovered a drilling deposit in the Fayetteville area of Arkansas for cash of $50,000. The net book value of the U.S. properties at the time of sale was $8,704. As such, the Company recorded a gain on sale of assets of $124,621.

In June 2009, the Company acquired an additional 30% working interest in the Windsor Block of the Maritimes Basin in Nova Scotia from Contact Exploration Inc. (“Contact”) for a cash payment of approximately $245,000. The Company also agreed to provide Contact a 5.75% non-convertible gross overriding royalty interest and assumed the liabilities related to Contact's former working interest.

The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	October 31, 2009 $	January 31, 2009 $

Windsor Block of Maritimes Basin (Nova Scotia)	18,703,319	16,818,586
Western Canadian Shale (Alberta and B.C.)	205,018	51,409

Total unproven acquisition and exploration costs	18,908,337	16,869,995

4.	Asset Retirement Obligations

	Nine Months October 31, 2009 $	Nine Months October 31, 2008 $

Balance, beginning of period	727,862	1,003,353
Liabilities incurred	375,254	439,083
Liabilities settled as part of disposition	(39,375)	(172,828)
Liabilities settled in cash	(23,956)	(499,151)
Accretion	107,166	82,478

Balance, end of period	1,146,951	852,935

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

5.	Warrants

As at October 31, 2009, the Company had 9,128,750 warrants outstanding that can be exercised into 9,128,750 shares of common stock at a price of $2.25 per share, which expire on June 3, 2010. The warrants were granted on June 3, 2008, at which time they had a relative fair value compared to the common stock issued of $4,237,100.

6.	Stock Options

No stock options were granted during the three month period ended October 31, 2009. The weighted average grant date fair value of stock options granted during the nine month period ended October 31, 2009 was $0.213. No stock options were exercised during the three and nine month periods ended October 31, 2009. During the three and nine month periods ended October 31, 2009, the Company recorded stock-based compensation of $131,763 and $402,226 (2008 - $135,393 and $476,427), respectively, as general and administrative expense.

A summary of the Company’s stock options outstanding is as follows:

	Options #	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2009	4,985,000	1.14
Granted	250,000	0.27
Forfeited	(100,000)	0.24
Outstanding, October 31, 2009	5,135,000	1.11	-

Exercisable, October 31, 2009	2,085,000	2.16	-

The weighted average remaining contractual life of stock options outstanding as of October 31, 2009 was 3.6 years.

As at October 31, 2009, there was $669,116 of total unrecognized compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 24 months.

A summary of the status of the Company’s non-vested share options as of October 31, 2009, and changes during the nine month period ended October 31, 2009, is presented below:

	Options #	Weighted Average Grant-Date Fair Value $

Non-vested at January 31, 2009	3,525,000	0.31

Granted	250,000	0.21
Vested	(625,000)	0.73
Forfeited	(100,000)	0.09

Non-vested at October 31, 2009	3,050,000	0.22

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

7.	Supplementary Cash Flow Information

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
	$	$	$	$
Changes in operating assets and liabilities

Unrealized foreign exchange changes	(860)	(19,809)	(5,354)	(19,809)
Prepaid expenses	22,840	3,622	(781)	58,261
Other receivables	22,860	(292,757)	706,104	837,680
Accounts payable	574	278,796	(153,828)	(18,944)
Accrued interest on convertible debentures	-	189,045	-	(644,932)
Accrued liabilities	3,622	(9,269)	9,361	(39,672)

Total	49,036	149,628	555,502	172,584

8.	Commitment

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

During the first year of the lease, the Company has agreed to perform completion operations on the three wells drilled in the prior year and acquire seismic, which was estimated to cost C$2 million gross (approximately US$1.9 million). The Company posted a C$200,000 (approximately US$189,000) gross refundable deposit related to the first year commitment; should the Company not perform the work, a portion or all of the deposit could be forfeited. As of November 30, 2009, all three of the required well completions have been performed and the seismic has been acquired, which should satisfy the first year lease requirements.

9.	Subsequent Events

In November 2009, the Company sold its remaining acreage in the Fayetteville area of Arkansas (3,380 net acres) for cash proceeds of approximately $247,000.  Also in November 2009, the Company entered into an agreement to sell its 18% working interest in one producing well and its 12% working interest in 1,280 gross acres (154 net acres) in the Alberta Deep Basin of Canada for cash proceeds of C$450,000 (approximately US$420,000), which is scheduled to close in early December.

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

Overview

We are an exploration company focused on emerging shale opportunities.  Our core project is focused on the Windsor Block in Nova Scotia, which is a shale gas opportunity located in the Maritimes Basin of Eastern Canada where we have an 87% working interest in 474,625 gross acres (412,924 net acres). We are also in the process of evaluating a potential secondary shale project in Western Canada.

Our corporate strategy is to utilize our team’s U.S. shale experience to secure early stage shale projects in Canada.  In conjunction with this strategy, we have participated in various shale gas projects in North America, including the Barnett Shale trend in Texas (three producing wells), the Fayetteville Shale trend in Arkansas and the Beech Hill Block in New Brunswick.  We have also participated in conventional oil and gas plays in the province of Alberta (one producing well) and in the U.S Rocky Mountains. These other projects are currently designated as non-core due to our desire to focus our resources on our one core project

Prior to May 2005, we were known as Peloton Resources Inc., a mining exploration company which was actively searching for ore bodies containing gold in British Columbia. In May 2005, we abandoned all mining activities, changed our name to Triangle Petroleum Corporation and shifted our focus towards oil and gas exploration.

Plan of Operations

During fiscal 2010, our plan of operations was to finalize the Windsor Block production lease and fulfill the first year operations requirements under this new lease, which consisted of completing the three exploration wells drilled in 2008 and acquiring additional seismic, all of which has been completed and should satisfy the first year operations requirements. We also planned to search for one or more new joint venture partners to join us in the next phase of our Windsor Block exploration program and to actively position ourselves for entry into potential shale plays in Western Canada. For the balance of fiscal 2010, our plan is to process and interpret the seismic acquired on the Windsor Block in October 2009, continue searching for new joint venture partners in our Windsor Block exploration program and continue to position ourselves for entry into potential shale plays in Western Canada. We intend to allocate our available working capital to the Windsor Block and Western Canada as described above.  However, there may be circumstances where, for sound business reasons, a reallocation of the funds may be necessary.  Furthermore, while we intend to use our working capital as described above, our current working capital is not sufficient to complete the anticipated exploration programs.

Properties

All of our oil and gas properties are located in the United States and Canada.

Core Property

Eastern Canadian Shale Gas Project – Windsor Block – We have an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada and serve as operator of the Windsor Block; Zodiac Exploration Corp. has earned a 13% working interest in the Windsor Block. We acquired an additional 30% working interest in the Windsor Block in June 2009 from Contact Exploration Inc. (“Contact”) in exchange for agreeing to provide Contact a 5.75% non-convertible gross overriding royalty interest. Contact also received a cash payment of C$270,000 (approximately US$254,000) and we assumed the liabilities related to Contact's former working interest. Up to April 15, 2009, the land was governed by an exploration agreement. On April 15, 2009, the Windsor Block exploration agreement was transferred to a 10-year production lease. Under the terms of this lease:

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

•
To retain rights to this land block, we have agreed to continue to evaluate the lands during the first five years of the lease by drilling seven wells, completing three exploration wells previously drilled, and acquiring seismic, which was estimated to cost C$12.7 million gross (approximately US$11.9 million). These wells are to be distributed across the land block to fully evaluate conventional and shale resources. In addition to annual progress reporting to maintain the lease in good standing, on the second anniversary of the lease, we are obliged to provide a detailed report to the Nova Scotia government to assess our evaluation activities to maintain certain lands.  After the fifth anniversary, leased areas not adequately drilled or otherwise evaluated may be subject to surrender;

•
During the first year of the lease, we agreed to complete the three exploration wells that were drilled in the prior year and acquire seismic, which was estimated to cost C$2 million gross (approximately US$1.9 million). A C$200,000 (US$188,000) gross refundable deposit was posted related to the first year commitment; should the work not be competed, a portion or all of the deposit could be forfeited;

•	Current royalty rates are set at 10% in Nova Scotia; and
•
Tenure on some or all of the lands is eligible for renewal after the first 10 years, based on the establishment of commercial production and/or the satisfaction of certain drilling and evaluation criteria.

From May 2007 to June 2008, we executed the first phase of the Windsor Block exploration program consisting of a 2D and 3D seismic program, geological studies, and drilling and completing two vertical test wells (Kennetcook #1 and Kennetcook #2). From July 2008 to September 2009, we executed the second phase of the Windsor Block shale gas exploration program, which consisted of drilling three vertical exploration wells (N-14-A, O-61-C and E-38-A) and undertaking completion operations on all three of these wells.

During the first quarter of fiscal 2010, we tested the N-14-A well, which was completed in early December 2008 with a four-stage perforation and fracture treatment. The frac flowback operations were suspended in April 2009 after the well recovered 15% of load fluid but negligible gas production.  Subsequent analysis indicated an unusually high insitu stress regime in the immediate vicinity of the well, which contributed to fracture ineffectiveness. Completion operations on the O-61-C well commenced in March 2009 and continued into early May. Several tight sand and carbonate intervals were perforated but have not yet been fracture-treated. No hydrocarbons flowed from the well.

During the second and third quarters of fiscal 2010, three intervals in the E-38-A well were perforated and treated with diagnostic “micro-fracs.”  The two lower intervals appeared to have high insitu stress and a tendency to fracture horizontally.  The upper tested interval indicated lower stress and the likelihood of desirable vertical fracturing. As this was a diagnostic frac in a very low permeability zone, no gas flow was expected, and none was detected. We are continuing to work with these results to determine future completion operations as well looking for future drilling locations and completion strategies.

Also during the second quarter of fiscal 2010, the two wells drilled in 2007, Kennetcook #1 and Kennetcook #2, were re-entered to isolate and test individual zones to try to identify the “gassiest” intervals in each well and eliminate water inflow. From these tests, it appears the fracture treatments undertaken previously had commingled multiple zones together, making it difficult to determine which zone is contributing to the water inflow.

All three of our most recent wells (N-14-A, O-61-C, and E-38-A) still have a variety of completion and testing opportunities.  Our technical team is in the process of evaluating and ranking these opportunities with a goal of demonstrating hydrocarbon production and providing further direction to the ongoing exploration drilling program in the Windsor Block.

In October 2009, we acquired 30 kilometers of 2D seismic on the Windsor Block. Processing and interpretation of the seismic data is currently underway. The program is estimated to cost approximately $500,000. This seismic program assesses a geologic structure in the west-central area of the Windsor Block, where no seismic has yet been acquired. We believe that the best potential for both Horton Bluff gas shales and conventional reservoirs exists in areas with geologic structure. This seismic program, combined with the three completion operations on previously drilled vertical exploration wells, should satisfy the first-year requirements of our 10-year production lease.

Other Properties

Western Canadian Shale Project – We continue to actively position ourselves for an entry into potential shale plays in Alberta or British Columbia. Our objective is to potentially establish an initial land position and to commence an exploration program in 2009 or 2010. To date, we have undertaken in-depth technical studies of several prospective shale horizons using our proprietary shale knowledge and experience, and have identified prospective areas where we believe we may have a technical and business advantage. A joint venture partner will be added at the appropriate time to provide funding and mitigate exploration risk. This approach is consistent with the strategy we employed to establish our position in the Windsor Block in Nova Scotia.

Non-Core Properties – In fiscal 2009, there was no exploration activity on our non-producing and undeveloped land positions and we continue to plan not to participate in any exploration activity for these projects in fiscal 2010. We are in the process of rationalizing our non-core properties. During fiscal 2010, we sold:

•	our 25% working interest 4,327 non-operated net acres in the U.S. Rocky Mountains for gross proceeds of $83,325 in June 2009;
•
our 50% working interest in 5,900 non-operated net acres in the Fayetteville Shale and all the related seismic data for gross cash proceeds of $767,000 in September 2009 and our remaining 3,380 non-operated net acres of the Fayetteville Shale acreage for gross cash proceeds of $247,000 in November 2009. Costs related to these sales were approximately $70,000; and

•
we entered into an agreement to sell one of the producing wells and our 12% working interest in 154 non-operated net acres in the Alberta Deep Basin for C$450,000 (approximately US$420,000) in November 2009, which is scheduled to close in early December.

Our remaining non-core producing properties include one well in the Alberta Deep Basin of Canada and three low working interest shale gas wells in the Barnett Shale trend. Our remaining non-core acreage holdings includes 5,165 net acres in the Alberta Deep Basin of Canada, 4,747 non-operated net acres in the U.S. Rocky Mountains, and 61 non-operated net acres in the Barnett Shale trend.

Results of operations for the three and nine months ended October 31, 2009 compared to the three and nine months ended October 31, 2008

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
Barnett Shale in Texas, USA	Mcf/day	35	33	48	58
Deep Basin in Alberta, Canada	Mcf/day	68	80	66	108
Total Company	Mcf/day	103	113	114	166
Total Company	Boe/day*	17	19	19	28

* Thousand Cubic Feet (“Mcf”) converted into Barrel of Oil Equivalent (“Boe”) on a basis of 6:1

Net Operating Results

		Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
Volumes	Mcf	9,499	10,401	31,039	45,306
Price	$/Mcf	3.54	6.63	3.53	8.50
Revenue		$33,622	$69,008	$109,606	$384,970
Royalties		4,277	14,508	17,174	70,520
Revenue, net of royalties		29,345	54,500	92,432	314,450
Production expenses		20,893	29,718	73,469	93,099
Net		$8,452	$24,782	$18,963	$221,351

For the three and nine month periods ended October 31, 2009, we realized $33,622 and $109,606, respectively, in revenue from sales of natural gas and natural gas liquids, as compared to $69,008 and $384,970 in the same periods of the prior year. Revenue decreased mainly due to reduced natural gas prices, and to a lesser effect, due to reduced production volumes. Royalties as a percent of revenue were 13% and 16% for the three and nine month periods ended October 31, 2009, respectively, as compared to 21% and 18% in the same periods of the prior year. The decrease in royalty rates is due to the sliding scale of royalty rates as gas prices decrease. Production expenses related to this revenue were $13.20/Boe and $14.20/Boe for the three and nine month periods ended October 31, 2009, respectively, compared to $17.14/Boe and $12.33/Boe in the same periods of the prior year; the increase in the per Boe rate in the nine month period ended October 31, 2009 was mainly the effect of fixed production costs being spread over reduced production volumes.

Depletion, Depreciation and Accretion

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
Depletion – oil and gas properties	$8,434	$12,796	$38,781	$63,824
Accretion	46,036	39,939	107,166	82,478
Depletion and Accretion	54,470	52,735	145,947	146,302
Depreciation – property and equipment	7,272	10,368	18,946	30,115
Total	$61,742	$63,103	$164,893	$176,417
Depletion per BOE	$5.33	$7.38	$7.50	$8.45

Unproven property costs of $18,908,337 (January 31, 2009 – $16,869,995) were excluded from costs subject to depletion at October 31, 2009. Depletion expense per Boe related to oil and gas properties in the three and nine month periods ended October 31, 2009 decreased as compared with the same period of the prior year mainly as a result of the ceiling test write-downs on proved properties in the previous year which decreased the depletion base.

General and Administrative (“G&A”)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
Salaries, benefits and consulting fees	$288,339	$391,750	$1,053,322	$1,349,859
Office costs	124,943	230,333	428,070	680,827
Professional fees	25,975	47,920	209,823	344,866
Public company costs	57,130	126,441	242,185	455,444
Operating overhead recoveries	(9,936)	(84,815)	(42,264)	(116,996)
Stock-based compensation	131,763	135,393	402,226	476,427
Total G&A	$618,214	$847,022	$2,293,362	$3,190,427

G&A expenses decreased in the three and nine month periods ended October 31, 2009 compared to the same period of the prior year primarily due to management implementing cost reductions and in the nine months ended October 31, 2009 due to the strengthening of the U.S. dollar versus the Canadian dollar, including:

•
Salaries, benefits and consulting fees, which are primarily incurred in Canadian dollars, decreased $103,411 and $296,537 in the three and nine month periods, respectively, mainly due to reduced staff and consultants of $101,000 and $167,000, respectively, and the strengthening of the U.S. dollar versus the Canadian dollar by 11% in the nine month period causing a decrease of $132,000;

•
Office costs, which are primarily incurred in Canadian dollars, decreased in the three and nine month periods $105,390 and $252,757, respectively, mainly due to reduced software, insurance and travel costs of $51,000 and $126,000, respectively, and the strengthening of the U.S. dollar versus the Canadian dollar by 11% in the nine month period causing a decrease of $67,000;

•
Professional fees, which are primarily incurred in Canadian dollars, decreased in the nine month period $135,043 mainly due to reduced audit and accounting fees of $101,000, which were higher in the prior year due to non-recurring audit and accounting fees for restatements of financial statements, and the strengthening of the U.S. dollar versus the Canadian dollar by 11% causing a decrease of $33,000, which was offset by increased legal fees of $9,000 due to the TSX Venture listing late in the prior year. Professional fees decreased in the three month period $21,945 mainly due to decreased legal fees of $13,000 and reduced audit and tax fees of $8,000 due to the TSX Venture listing late in the prior year; and

•
Public company costs decreased in the three and nine month periods $69,313 and $213,259, respectively, mainly due to reduced investor relation costs of $40,000 and $149,000, respectively.  Public company costs consist mainly of fees for investor relations and also include directors' fees, press release costs, Securities Exchange Commission  and Toronto Stock Exchange filing costs, printing costs and transfer agent fees.

Accretion of Discounts on Convertible Debentures

Agreement Date	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
December 8, 2005	$-	$-	$-	$813,337
December 28, 2005	-	602,277	-	1,795,344
Total accretion of discounts	$-	$602,277	$-	$2,608,681

The accretion of discounts was fully recognized in the prior year since the December 8, 2005 debentures were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures were settled December 18, 2008.

Interest Expense

Agreement Date	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
December 8, 2005	$-	$-	$-	$91,360
December 28, 2005	-	189,041	-	563,011
Total interest expense	$-	$189,041	$-	$654,371

There was no interest expense in the current period since the December 8, 2005 debentures were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures were settled December 18, 2008.

Oil and Gas Properties

	Net Book Value January 31, 2009	Additions	Depletion and Impairment	Dispositions	Gain (Loss)	Net Book Value October 31, 2009

Unproven
Windsor Block Maritimes Shale – Nova Scotia, Canada	$16,818,586	$1,884,733	$-	$-	$-	$18,703,319
Western Canadian Shale – Alberta and B.C., Canada	51,409	153,609	-	-	-	205,018
Fayetteville and Rocky Mountains	-	(30,500)	-	(877,733)	908,233	-
Proved
Canada	72,869	6,923	(24,327)	-	-	55,465
U.S.A.	-	14,454	(14,454)	-	-	-

Net	$16,942,864	$2,029,219	$(38,781)	$(877,733)	$908,233	$18,963,802

During the nine month period ended October 31, 2009, we focused on the Windsor Block and spent $1,884,733 primarily for:

•
completing the second phase of the Windsor Block exploration program consisting of testing the N-14-A well (approximately $163,000), completion operations on the O-61-C well (approximately $206,000), completion operations on the E-38-A well (approximately $188,000) and capitalizing the related non-cash asset retirement costs (approximately $213,000);

•	retesting the Kennetcook #1 and #2 wells (approximately $232,000);
•
acquiring Contact’s 30% working interest in the Windsor Block for cash of $245,000 and the assumption of future estimated non-cash asset retirement costs of $144,750. We also agreed to provide Contact a 5.75% non-convertible gross overriding royalty interest on our resulting 87% working interest; and

•	acquiring 2D seismic (approximately $441,000).

During the nine month period ended October 31, 2009, we sold our:

•	25% working interest 4,327 non-operated net acres in the U.S. Rocky Mountains for gross proceeds of $83,325 in June 2009; and
•
50% working interest in 5,900 non-operated net acres in the Fayetteville Shale and all the related seismic data for gross cash proceeds of $767,000 in September 2009. Furthermore, a $50,000 drilling deposit was refunded related to the Fayetteville Shale properties.

Net Cash Oil and Gas Additions:

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
Net additions	$797,156	$2,227,249	$2,029,220	$3,970,840
Non-cash ARO additions	(230,504)	(393,633)	(375,254)	(439,083)
Non-cash ARO dispositions	39,375	35,399	39,375	172,828
Changes in investing working capital	(332,441)	(741,876)	725,023	1,158,463
Net oil and gas additions, per Statements of Cash Flows	$273,586	$1,127,139	$2,418,364	$4,863,048

Liquidity and Capital Resources

To date, we have not generated significant revenues and have incurred significant operating losses in every quarter. These factors among others raise substantial doubt about our ability to continue as a going concern.

As at October 31, 2009, we had working capital of $5,519,652, resulting primarily from our cash of $5,510,117, prepaid expenses of $321,271 and other receivables of $278,799, offset by payables and accrued liabilities of $590,535. For the nine month period ended October 31, 2009, we had a net cash outflow from operating activities before changes in working capital of $1,893,561, mainly related to $1,891,136 of cash general and administrative expenses, which is equal to general and administrative expenses net of non-cash stock based compensation expense.

On April 15, 2009 we converted the Windsor Block exploration agreement to a 10 year production lease for 474,625 gross acres (412,924 net acres) of land. During the first five years of the lease, we agreed to continue to evaluate the Block by drilling seven wells, completing three exploration wells previously drilled and acquiring seismic at a total gross estimate cost of C$12.7 million (US$11.7 million). At the end of the second year of the lease, a technical report is due and the Nova Scotia government may request the surrender of certain lands they deem not adequately evaluated. At the end of the fifth year of the lease, areas of the land block not adequately drilled or otherwise evaluated may be subject to surrender. During the first year of the lease, we have agreed to spend an estimated gross C$2,000,000 to complete the three exploration wells drilled in the prior year and to acquire seismic. We paid a C$200,000 gross refundable deposit related to the first year commitment; should we not have performed the work, a portion or all of the deposit could be forfeited. As of November 23, 2009, all three of the required well completions have been performed and the seismic has been acquired, which should satisfy the first year lease requirements.

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

Recently Issued Accounting Pronouncements

In December 2008, the SEC adopted revisions to its required oil and gas reporting disclosures. Additionally, on two separate occasions in October 2009, the SEC issued certain compliance and disclosure interpretations of its oil and gas rules. The disclosure revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. In the three decades that have passed since adoption of these disclosure items, there have been significant changes in the oil and gas industry. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. In addition, the amendments concurrently align the SEC’s full cost accounting rules with the revised disclosures. The revised disclosure requirements must be incorporated in registration statements filed on or after January 1, 2010, and annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.

The following amendments have the greatest likelihood of affecting our reserve disclosures, including the comparability of our reserves disclosures with those of our peer companies:

•
Pricing mechanism for oil and gas reserves estimation - The SEC’s current rules require proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves. Price changes can be made only to the extent provided by contractual arrangements. The revised rules require reserve estimates to be calculated using a 12-month average price. The 12-month average price will also be used for purposes of calculating the full cost ceiling limitations. Price changes can still be incorporated to the extent defined by contractual arrangements. The use of a 12-month average price rather than a single-day price is expected to reduce the impact on reserve estimates and the full cost ceiling limitations due to short-term volatility and seasonality of prices;

•
Reasonable certainty - The SEC’s current definition of “proved oil and gas reserves” incorporates certain specific concepts such as “lowest known hydrocarbons,” which limits the ability to claim proved reserves in the absence of information on fluid contacts in a well penetration, notwithstanding the existence of other engineering and geoscientific evidence.

The revised rules amend the definition to permit the use of new reliable technologies to establish the reasonable certainty of proved reserves. This revision also includes provisions for establishing levels of lowest known hydrocarbons and highest known oil through reliable technology other than well penetrations;

•
The revised rules also amend the definition of proved oil and gas reserves to include reserves located beyond development spacing areas that are immediately adjacent to developed spacing areas if economic producibility can be established with reasonable certainty. These revisions are designed to permit the use of reliable technologies to establish proved reserves in lieu of requiring companies to use specific tests. In addition, they establish a uniform standard of reasonable certainty that applies to all proved reserves, regardless of location or distance from producing wells.

Because the revised rules generally expand the definition of proved reserves, we expect our proved reserve estimates will increase upon adoption of the revised rules. However, we are not able to estimate the magnitude of the potential increase at this time; and

•
Unproved reserves - The SEC’s current rules prohibit disclosure of reserve estimates other than proved in documents filed with the SEC. The revised rules permit disclosure of probable and possible reserves and provide definitions of probable reserves and possible reserves. Disclosure of probable and possible reserves is optional. However, such disclosures must meet specific requirements. Disclosures of probable or possible reserves must provide the same level of geographic detail as proved reserves and must state whether the reserves are developed or undeveloped. Probable and possible reserve disclosures must also provide the relative uncertainty associated with these classifications of reserves estimations. We have not yet determined whether we will disclose our probable and possible reserves in documents filed with the SEC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

TRIANGLE PETROLEUM CORPORATION

Date: November 23, 2009	By:	/s/ MARK GUSTAFSON
Mark Gustafson
Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2009	By:	/s/ SHAUN TOKER
Shaun Toker
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)