Form 10-K
period 2010-01-31
Triangle Petroleum Corp
filed 2010-04-09
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2010

Commission File Number 000-51321
TRIANGLE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)
Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 750, 521 - 3 Avenue SW Calgary, Alberta, Canada	T2P 3T3	(403) 262-4471
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates as of July 31, 2009, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $6,553,069. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 8, 2010, there were 97,919,982 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION
FORM 10-K
For the Fiscal Year Ended January 31, 2010

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of Triangle Petroleum Corporation on Form 10-K includes a number of forward-looking statements that reflect the current views of our management with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding our and members of our management team’s intent, belief or current expectations as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

ITEM 1.  BUSINESS.

OVERVIEW

We are an oil and gas exploration and development company focused primarily on the acquisition, exploration and development of resource properties consisting mainly of unconventional oil and gas reserves. We have recently undertaken a new strategic investment strategy in the Bakken Shale play in North Dakota with our entry into a joint participation agreement, effective January 15, 2010 (the “Slawson Agreement”), with Slawson Exploration Company, Inc. (“Slawson”), aimed at the acquisition and development of acreage in known areas of production in McKenzie and Williams Counties of North Dakota. In addition, we have interests in the Maritimes Basin in the Province of Nova Scotia. See “Our Operations” below.

RECENT TRANSACTIONS

In November 2009, Palo Alto Investors, Inc. (“Palo Alto”), our largest shareholder, initiated discussions with us regarding the potential for several proactive measures, including changes to our board of directors (the “Board”) and management and other strategic alternatives. On November 30, 2009, we entered into a memorandum of understanding with a fund managed by Palo Alto, providing for the restructuring of the Board and management, as well as our intention to consider changes in our strategic direction and certain related matters.

As part of this memorandum of understanding, on November 30, 2009, we restructured the Board and senior management team. Three new directors were appointed on November 30, 2009, including Gardner Parker, who was appointed Chairman of the Board, Dr. Peter Hill and Jonathan Samuels. Two former directors also resigned from the Board. The Board is currently comprised of five directors, each of whom, other than Dr. Hill and Mr. Samuels, is independent under Canadian securities laws.

The Board also immediately restructured our senior management team. As part of the memorandum of understanding with Palo Alto, Dr. Hill was appointed our new Chief Executive Officer and Mr. Samuels was appointed our new Chief Financial Officer.

The Board and our senior management team have extensive knowledge of the oil and natural gas industry, and have broad experience in acquiring early stage oil and natural gas projects and exploring and developing oil and natural gas projects. Our officers and directors also have extensive experience in raising capital through the public equity markets and project finance.   See “Item 10: Directors, Executive Officers and Corporate Governance” for biographical information on our officers and directors.

In March 2010, we completed a private placement with certain accredited investors, pursuant to which such investors purchased an aggregate of 27,993,939 shares of our common stock at a purchase price of $0.33 per share, yielding aggregate gross proceeds to us of approximately $9,238,000 and net proceeds of approximately $8,300,000.

OUR OPERATIONS

During fiscal 2010, we continued our exploration operations in the Maritimes Basin of Eastern Canada on our Windsor Block. In the first half of fiscal 2010, we finished the second phase of our Windsor Block exploration program by completing three gross wells (1.71 net). In the second half of fiscal 2010, we acquired 30 kilometers of 2D seismic on the Windsor Block.

During fiscal 2010, we had two producing wells in the Alberta Deep Basin, Canada, and three producing wells in the Barnett Shale of Texas, U.S.A.

We refer you to “Item 2: Properties”, of this Form 10-K for a more detailed discussion our properties and their operations.

Williston Basin

The Bakken Shale play in the Williston Basin is our core area of operations in the United States. Having identified what we believe is the prime Bakken Shale fairway, we are continuing to explore further opportunities in the region. We are constantly reviewing potential transactions and are actively pursuing the acquisition of additional leases and acreage in North Dakota in furtherance of our new strategic direction, with an ongoing acreage acquisition program targeting 1,000 acres per month.

We have entered into the Slawson Agreement to acquire and develop acreage in known areas of production from the Middle Bakken Shale and Three Forks formations. Our acreage is located in the Rough Rider area of the play, primarily McKenzie and Williams Counties, North Dakota and consists of several drill-ready locations. Under the terms of the Slawson Agreement, we have agreed to participate with a 30% working interest in the exploration and development of certain oil and gas leasehold interests acquired by Slawson (the “Project”).

As part of the Slawson Agreement, we have agreed to pay our participation interest share of all costs incurred in the Project, plus (i) an additional amount equal to 20% to 60% of our costs directly attributable to lease acquisitions, which amount depends on the bonus cost of a lease per net acre, (ii) an additional amount equal to 50% of our share of brokerage costs and other leasehold costs except those direct lease costs set out above and except those included in an applicable authorization for expenditure, and (iii) an additional 10% of our share in costs proposed in the applicable authorizations for expenditure for wells drilled under the Slawson Agreement.

The Slawson Agreement also provides that Slawson will generally be responsible for initiating well proposals, provided that we may recommend the drilling of a well upon land which we own an interest in the leases. If a party to the Slawson Agreement elects not to participate in a proposed well, then, subject to certain condition, it forfeits all rights within the spacing unit boundaries for such well, plus all contiguous sections. The Slawson Agreement also sets out a form of joint operating agreement, pursuant to which all wells initiated under the Slawson Agreement are to be operated.

Through the signing of the Slawson Agreement, awards at a recent North Dakota state lease sale, and the on-going success of our joint leasing program, we have acquired approximately 13,000 gross (4,000 net) acres at a total cost to us of $2.9 million. We are currently budgeting an additional minimum $7.0 million to acquire additional leases in the Bakken Shale play in the Williston Basin over the remainder of 2010. Under the terms of the Slawson Agreement, we have the ability to limit our participation to no more than $25 million in any 12-month period for total gross acreage acquisition capital, of which we are 30%. However, this limitation may be exceeded at our option.

Eastern Canadian Shale Gas Project (Windsor Block)

We have an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada (the “Windsor Block”) and serve as operator of the Windsor Block. Until April 15, 2009, the land was governed by an exploration agreement between us and the Province of Nova Scotia. On April 15, 2009, the Windsor Block exploration agreement was transferred to a 10-year production lease. We acquired an additional 30% working interest in the Windsor Block in June 2009 from Contact Exploration Inc. (“Contact”) in exchange for a 5.75% non-convertible gross overriding royalty interest, a cash payment of Cdn $270,000 and our assumption of the liabilities related to the former working interest of Contact. This acquisition increased our working interest to its current 87% level.

In October 2009, we acquired 30 kilometers of 2D seismic on the Windsor Block and completed processing and interpreting the data in the fiscal quarter ending January 31, 2010. We believe that this seismic program, combined with the three completion operations on previously drilled vertical exploration wells, satisfied the first-year requirements of our 10-year production lease.

We are continuing to evaluate the anticipated performance and viability of our working interest in the Windsor Block. In moving forward with such property, we intend to consider a range of options pursuant to our existing production lease.

COMPETITORS

In the Willison Basin in North Dakota, we compete with a number of larger public and private companies such as Continental Resources, Brigham Exploration, XTO Energy (now part of Exxon-Mobil), and Whiting Petroleum. All of these companies have significantly more personnel and experience in the Williston Basin and greater access to capital than we do.

In the Maritimes Basin of Eastern Canada there are several specialized competitors who have been pursuing their respective strategies for a number of years.  These companies include Contact, Stealth Ventures Ltd. and Corridor Resources Inc.  These companies have gained technical expertise in the area as they have continued to advance their respective exploration programs.

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

Also in Canada, the government of Alberta regulates the volume of natural gas that may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations. Natural gas may not be removed from the Province of Alberta without a permit from the Energy Resources Conservation Board of the Province of Alberta. The Energy Resources Conservation Board of the Province of Alberta may grant a permit for the removal of less than three billion cubic meters of natural gas for a term not exceeding two years with the approval of the Minister. All other permits for the removal of natural gas to be granted by the Energy Resources Conservation Board of the Province of Alberta require the approval of the Lieutenant Governor in Council. The removal of natural gas from the Province of Alberta shall be subject to the terms and conditions included by the Energy Resources Conservation Board of the Province of Alberta in the permit granted for such removal.

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

United States

Like the oil and natural gas industry in general, our properties are subject to extensive and changing federal, state and local laws and regulations designed to protect and preserve our natural resources and the environment. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes impose strict and arguably joint and several liabilities on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act (RCRA) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (OPA) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations. We are required to maintain such permits or meet general permit requirements. The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies including but not limited to the EPA, the BLM, the TCEQ, the LDNR, the NDIC, the OCC, the WOGCC, the MBOGC and similar commissions within these states and of other states in which we do business have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants. We believe that we will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on us.

Climate Change

Climate change has emerged as an important topic in public policy debate regarding our environment. It is a complex issue, with some scientific research suggesting that rising global temperatures are the result of an increase in greenhouse gas emissions (GHGs) which may ultimately pose a risk to society and the environment. Products produced by the oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on our future operations.

EMPLOYEES

As of April 6, 2010, we had five full time employees. We consider our relations with our employees to be good.

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

Risks Relating to Our Business

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $2,140,101 and $13,770,485 for the years ended January 31, 2010 and 2009, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

An investment in us should be considered speculative due to the nature of our involvement in the exploration for, and the acquisition, development and production of, oil and natural gas in North America. Oil and gas operations involve many risks, which even a combination of experience and knowledge and careful evaluation may not be able to overcome. There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by us.

We depend on successful exploration, development and acquisitions to maintain reserves and revenue in the future.

Acquisitions of crude oil and natural gas issuers and crude oil and natural gas assets are typically based on engineering and economic assessments made by independent engineers and our own assessments. These assessments will include a series of assumptions regarding such factors as recoverability and marketability of crude oil and natural gas, future prices of crude oil and natural gas and operating costs, future capital expenditures and royalties and other government levies which will be imposed over the producing life of the reserves. Many of these factors are subject to change and are beyond our control. In particular, the prices of and markets for oil and natural gas products may change from those anticipated at the time of making such assessment. In addition, all such assessments involve a measure of geologic and engineering uncertainty that could result in lower production and reserves than anticipated. Initial assessments of acquisitions may be based on reports by a firm of independent engineers that are not the same as the firm that we use for our year-end reserve evaluations. Because each of these firms may have different evaluation methods and approaches, these initial assessments may differ significantly from the assessments of the firm used by us.

In addition, our review of records and properties of potential acquisitions may not necessarily reveal existing or potential problems, nor will we necessarily become sufficiently familiar with the properties before we acquire them to assess fully their deficiencies and potential. Environmental problems, such as soil or ground water contamination, are not necessarily observable even when an inspection on a well is undertaken and even when problems are identified, we may often assume certain environmental and other risks and liabilities in connection with acquired properties.

As most of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Most of our properties are in the exploration stage only and we have only limited revenues from operations. While we do have a limited amount of production of gas, we may not establish commercial discoveries on any of our properties. Failure to do so would have a material adverse effect on our financial condition and results of operations.

We cannot control the activities on properties we do not operate and are unable to ensure their proper operation and profitability.

We do not operate some of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

We have a limited operating history in the Bakken Shale play in North Dakota and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history in the Bakken Shale play in North Dakota. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations in the Bakken Shale play will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focus is on the oil and gas industry in a limited number of properties, initially in North Dakota. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate, such as the Bakken Shale play, than we would if our business were more diversified, enhancing our risk profile.

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future and for future drilling programs, including our obligations to Slawson under the Slawson Agreement. If we have insufficient revenues, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that debt or equity financing, or cash generated by operations will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations or prospects.

Because we are small and have limited access to additional capital, we may have to limit our exploration activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as our management would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and investors may lose their investment.

We face strong competition from other oil and gas companies.

We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors have been engaged in the oil and gas business much longer than we have and possess substantially larger operating staffs and greater capital resources than us. These companies may be able to pay more for exploratory projects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. Such competitors may also be in a better position to secure oilfield services and equipment on a timely basis or on favorable terms. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

Current global financial conditions have been characterized by increased volatility which could have a material adverse effect on our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. There can be no assurance that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations could have a material adverse effect on our business, prospects, liquidity and financial condition.

The potential profitability of oil and gas properties depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by seasonal weather conditions and wildlife restrictions on federal leases. In some areas, certain drilling and other oil and gas activities can only be conducted during limited times of the year, typically during the summer months. This would limit our ability to operate in these areas and could intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon us and our results of operations.

If we are unable to retain the services of Messrs. Hill and Samuels or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of our directors and officers and, in particular: Peter Hill, our Chief Executive Officer and Jonathan Samuels, our Chief Financial Officer and Corporate Secretary. Loss of the services of Messrs. Hill and Samuels could have a material adverse effect on our growth, revenues, and prospective business. We have not and do not expect to obtain key man insurance on our management. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

The marketability of natural resources will be affected by numerous factors beyond our control.

The markets and prices for oil and gas depend on numerous factors beyond our control. These factors include demand for oil and gas, which fluctuate with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of oil and gas;
•	actions taken by foreign oil and gas producing nations;
•	political conditions and events (including instability or armed conflict) in oil-producing or gas-producing regions;
•	the level of global and domestic oil and gas inventories;
•	the price and level of foreign imports;
•	the level of consumer demand;
•	the price and availability of alternative fuels;
•	the availability of pipeline or other takeaway capacity;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	the overall worldwide and domestic economic environment.

Significant declines in oil and gas prices for an extended period may have the following effects on our business:

•	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	cause us to delay or postpone some of our capital projects;
•	reduce our revenues, operating income and cash flow; and
•	limit our access to sources of capital.

We may have difficulty distributing our oil and gas production, which could harm our financial condition.

In order to sell the oil and gas that we are able to produce, we may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or gas and in turn diminish our financial condition or ability to maintain our operations.

Our significant shareholders may have substantial influence over our business and affairs.

As of April 6, 2010, Cambrian Capital, Palo Alto Investors, and Sprott Asset Management each own greater than 10% of our issued and outstanding shares of common stock. As a result, each these three investors individually will have substantial influence over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	amend our articles of incorporation;
•	elect and remove our directors and control the appointment of our senior management; and
•	prevent our ability to be acquired and complete other significant corporate transactions.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, provincial and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Further, hydraulic fracturing, the process used for releasing natural gas from shale rock, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

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

Any change in government regulation and/or administrative practices may have a negative impact on our ability to operate and on our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the U.S. or Canada or any other jurisdiction may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

Aboriginal claims could have an adverse effect on us and our operations.

Aboriginal peoples have claimed aboriginal title and rights to portions of Canada. We are not aware that any claims have been made in respect of our property and assets. However, if a claim arose and was successful, it could have an adverse effect on us and our operations.

No assurance can be given that defects in our title to natural gas and oil interests do not exist.

Title to natural gas and oil interests is often not possible to determine without incurring substantial expense. An independent title review was completed with respect to certain of the more valuable natural gas and oil rights acquired by us and the interests in natural gas and oil rights owned by us. Also, legal opinions have been obtained with respect to the spacing units for the wells which have been drilled to date and which have been operated by us. However, no assurance can be given that title defects do not exist. If a title defect does exist, it is possible that we may lose all or a portion of the properties to which the title defect relates. Our actual interest in certain properties may therefore vary from our records.

Risks Relating to our Common Stock

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

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile and could be subject to wide fluctuations. Some of the factors that could negatively affect such share price include:

•	actual or anticipated fluctuations in our quarterly results of operations;
•	liquidity;
•	sales of common stock by our shareholders;
•	changes in oil and natural gas prices;
•	changes in our cash flows from operations or earnings estimates;
•	publication of research reports about us or the exploration and production industry generally;
•	increases in market interest rates which may increase our cost of capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by our shareholders;
•	commencement of or involvement in litigation;
•	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry;
•	speculation in the press or investment community regarding our business;
•	general market and economic conditions; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

Financial markets have recently experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies and that have, in many cases, been unrelated to the operating performance, underlying asset values or prospects of such companies.  Accordingly, the market price of our common stock may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to develop our business.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Exchange Act requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	attests that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative. Current quotations for the securities and the rights and remedies and to be available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Common Shares and cause a decline in the market value of the Common Shares.

Investors may be unable to enforce Canadian statutory remedies against us.

Securities legislation in certain of the Provinces and Territories of Canada provides investors with various rights and remedies where a public disclosure contains a misrepresentation. We are incorporated under the laws of the State of Nevada. It may be difficult for investors to collect from us judgments obtained in courts in Canada predicated on the civil liability provisions of Canadian securities legislation.

Investors may be unable to enforce judgments against us and certain of our directors and officers.

Certain of our directors and officers, as well as our independent auditors, reside principally in Canada. Because a portion of our assets and all or substantially all of the assets of these persons are located outside the U.S., it may not be possible for you to effect service of process within the U.S. upon us or those persons. Furthermore it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S. against us or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us and certain of our directors and officers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We maintain our principal office at Suite 750, 521 – 3rd Ave SW, Calgary, Alberta, Canada T2P 3T3.  Our telephone number at that office is (403) 262-4471 and our facsimile number is (403) 262-4472. Our current office space consists of approximately 1,944 square feet.  The lease runs until April 30, 2010 at a cost of $1 per month.  We have paid our share of building operating costs and taxes, and are currently seeking new office space in the Calgary market. We do not anticipate any difficulty securing alternative space on terms acceptable to us.

All of our oil and gas properties are located in the United States and Canada. We are currently participating in oil and gas exploration activities in the States of North Dakota and Montana and the province of Nova Scotia. The Bakken Shale play in the Williston Basin is our core area of operations in the United States. Our other project is a conventional and shale gas opportunity located in the Maritimes Basin in the province of Nova Scotia. We intend to execute our operating plan in order to realize the full value of the land base that has been established in the Maritimes Basin in the province of Nova Scotia. We are also in the process of evaluating a potential secondary shale gas project in Western Canada. Our remaining four project areas (Fayetteville Shale, Rocky Mountain Program, Barnett Shale and Alberta Deep Basin) are currently designated as non-core due to our desire to focus our limited manpower resources on one core and one secondary project.

United States

Williston Basin - Bakken Shale play

We have entered into the Slawson Agreement to acquire and develop acreage in known areas of production from the Middle Bakken Shale and Three Forks formations. Our acreage is located in the Rough Rider area of the play, primarily McKenzie and Williams Counties, North Dakota and consists of several drill ready locations. Under the terms of the Slawson Agreement, we have agreed to participate with a 30% working interest in the Project.

As part of the Slawson Agreement, we have agreed to pay our participation interest share of all costs incurred in the Project, plus (i) an additional amount equal to 20% to 60% of our costs directly attributable to lease acquisitions, which amount depends on the bonus cost of a lease per net acre, (ii) an additional amount equal to 50% of our share of brokerage costs and other leasehold costs except those direct lease costs set out above and except those included in an applicable authorization for expenditure, and (iii) an additional 10% of our share in costs proposed in the applicable authorizations for expenditure for wells drilled under the Slawson Agreement.

The Slawson Agreement also provides that Slawson will generally be responsible for initiating well proposals, provided that we may recommend the drilling of a well upon land which we own an interest in the leases. If a party to the Slawson Agreement elects not to participate in a proposed well, then, subject to certain condition, it forfeits all rights within the spacing unit boundaries for such well, plus all contiguous sections. The Slawson Agreement also sets out a form of joint operating agreement, pursuant to which all wells initiated under the Slawson Agreement are to be operated.

Through the signing of the Slawson Agreement, awards at a recent North Dakota state lease sale, and the on-going success of our joint leasing program, we have acquired approximately 13,000 gross (4,000 net) acres at a total cost to us of $2.9 million. We are currently budgeting an additional minimum $7.0 million to acquire additional leases in the Bakken Shale play in the Williston Basin over the remainder of 2010. Under the terms of the Slawson Agreement, we have the ability to limit our participation to no more than $25 million in any 12-month period for total gross acreage acquisition capital, of which we are 30%. However, this limitation may be exceeded at our option.

Canada

Maritimes Basin - Eastern Canadian Shale Gas Projects

Windsor Block – We have an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada and serve as operator of the Windsor Block; Zodiac Exploration Corp. has earned a 13% working interest in the Windsor Block. We acquired an additional 30% working interest in the Windsor Block in June 2009 from Contact in exchange for agreeing to provide Contact a 5.75% non-convertible gross overriding royalty interest. Contact also received a cash payment of Cdn $270,000 (approximately US$254,000) and we assumed the liabilities related to Contact's former working interest. Until April 15, 2009, the land was governed by an exploration agreement. On April 15, 2009, the Windsor Block exploration agreement was transferred to a 10-year production lease. Under the terms of this lease:

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

•
To retain rights to this land block, we have agreed to continue to evaluate the lands during the first five years of the lease by drilling seven wells, completing three exploration wells previously drilled, and acquiring seismic, which was estimated to cost Cdn $12.7 million gross (approximately US$11.9 million). These wells are to be distributed across the land block to fully evaluate conventional and shale resources. In addition to annual progress reporting to maintain the lease in good standing, on the second anniversary of the lease, we are obliged to provide a detailed report to the Nova Scotia government to assess our evaluation activities to maintain certain lands.  After the fifth anniversary, leased areas not adequately drilled or otherwise evaluated may be subject to surrender;

•
During the first year of the lease, we agreed to complete the three exploration wells that were drilled in the prior year and acquire seismic, which was estimated to cost Cdn $2 million gross (approximately US$1.9 million). A Cdn $200,000 (US$188,000) gross refundable deposit was posted related to the first year commitment; should the work not be competed, a portion or all of the deposit could be forfeited.

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

In October 2009, we acquired 30 kilometers of 2D seismic on the Windsor Block. The seismic program assessed a geologic structure in the west-central area of the Windsor Block, where no seismic had yet been acquired. We believe that the best potential for both Horton Bluff gas shales and conventional reservoirs exists in areas with geologic structure. This seismic program, combined with the three completion operations on previously drilled vertical exploration wells, satisfied the first-year requirements of our 10-year production lease.

Non-Core Properties

In fiscal 2010, there was no exploration activity on our non-producing and undeveloped land positions and we continue to plan not to participate in any exploration activity for these projects in fiscal 2011. We are in the process of rationalizing our non-core properties. During fiscal 2010, we sold:

•	our 25% working interest in 4,327 non-operated net acres in the U.S. Rocky Mountains for gross proceeds of $83,325 in June 2009;
•
our 50% working interest in 5,900 non-operated net acres in the Fayetteville Shale and all the related seismic data for gross cash proceeds of $767,000 in September 2009 and our remaining 3,380 non-operated net acres of the Fayetteville Shale acreage for gross cash proceeds of $247,000 in November 2009. Costs related to these sales were approximately $30,000; and

•	one of the producing wells and our 12% working interest in 154 non-operated net undeveloped acres in the Alberta Deep Basin for $426,600 in January 2010.

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

Information with regard to oil and gas producing activities follows:

Net Reserves of Crude Oil and Natural Gas Liquids and Natural Gas at Fiscal Year-End 2010

At January 31, 2010, our proved reserves estimates and future discounted cash flow at 10% was valued at an inconsequential amount. We did not obtain a reserve report at January 31, 2010 as the reserve were not material. Our 12 month production for the year ended January 31, 2010 for these wells was:

	Alberta Deep Basin, Canada	Texas Barnett Shale, U.S.A	Total
Fiscal 2010 Working Interest Production (MMcfe)	22	18	40
MMcfe – Millions cubic feet equivalent

We refer you to Note 5 in the consolidated financial statements for a more detailed discussion of our proved natural gas and oil reserves as well as our standardized measure of discounted future cash flows related to our proved natural gas and oil reserves.  We also refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a discussion of the risks inherent in utilization of standardized measures and estimated reserve data.

In 2008, the SEC adopted major revisions to its required oil and gas reporting disclosures which became effective as of January 1, 2010.  Among other things, the amendments provide for the use of the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period for purposes of both the disclosure and full-cost accounting rules. The use of new technologies to determine proved reserves is permitted under the new rules, and allows companies to disclose probable and possible reserves to investors unlike previous rules which limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the auditor of the reserve estimates and file reports when a third party is relied upon to prepare reserve estimates. The requirements were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009 and have been included throughout this Form 10-K.

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

ITEM 4.  RESERVED

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

	Fiscal Year 2010
	TPLM
	High	Low
First Quarter	$0.25	$0.11
Second Quarter	$0.21	$0.15
Third Quarter	$0.18	$0.07
Fourth Quarter	$0.40	$0.08

	Fiscal Year 2009
	TPLM
	High	High
First Quarter	$1.63	$1.63
Second Quarter	$2.40	$2.40
Third Quarter	$1.08	$1.08
Fourth Quarter	$0.35	$0.35

HOLDERS

As of March 29, 2010, we had approximately 43 registered holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

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

RECENT SALE OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

None.

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of January 31, 2010.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	5,700,000	$0.52	1,292,604
Equity compensation plans not approved by shareholders	-	$-	-
Total	5,700,000	$0.52	1,292,604

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

Overview

We are an oil and gas exploration company focused on emerging shale oil reserves. We have recently undertaken a new strategic investment strategy in the Bakken Shale play with our Slawson Agreement involving 4,000 net acres in McKenzie and Williams Counties of North Dakota. The Bakken Shale formation in the Williston Basin underlies much of North Dakota and eastern Montana. In addition, we have interests in the Maritimes Basin in the Province of Nova Scotia.

Plan of Operations

Williston Basin

The Bakken Shale play in the Williston Basin is our core area of operations in the United States. Having identified what we believe is the prime Bakken Shale fairway, we are continuing to explore further opportunities in the region. We are constantly reviewing potential transactions and are actively pursuing the acquisition of additional leases and acreage in North Dakota in furtherance of our new strategic direction, with an ongoing acreage acquisition program targeting 1,000 acres per month.

Eastern Canadian Shale Gas Project (Windsor Block)

We have an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Block and serve as operator of the Windsor Block. We are continuing to evaluate the anticipated performance and viability of our working interest in the Windsor Block. In moving forward with such property, we intend to consider a range of options pursuant to our existing production lease.

Results of operations for the year ended January 31, 2010 compared to the year ended January 31, 2009

Daily Sales Volumes, Working Interest before royalties

		2010	2009
Barnett Shale in Texas, USA	Mcfpd	50	65
Deep Basin in Alberta, Canada	Mcfpd	61	99
Total Company	Mcfpd	111	164
Total Company	Boepd*	19	27

* Mcf converted into BOE on a basis of  6:1

Net Operating Results

		2010	2009
Volumes	Mcf	40,744	59,854
Price	$/Mcf	3.75	7.97
Revenue		$152,938	$476,996
Royalties		21,693	90,104
Revenue, net of royalties		131,245	386,892
Production expenses		95,852	125,777
Net		$35,393	$261,115

For the year ended January 31, 2010, we realized $152,938 in revenue from sales of natural gas and natural gas liquids, as compared to $476,996 in the prior year. Revenue decreased mainly due to reduced natural gas prices, and to a lesser effect, due to reduced production volumes. Royalties as a percent of revenue were 14% for the year ended January 31, 2010 as compared to 19% in the prior year. The decrease in royalty rates is due to the sliding scale of royalty rates as gas prices decrease. Production expenses related to this revenue were $14.12/BOE for the year ended January 31, 2010 compared to $12.61/BOE in the prior year; the increase in the per BOE rate was mainly the effect of fixed production costs being spread over reduced production volumes.

Depletion, Depreciation and Accretion

	2010	2009
Depletion – oil and gas properties	$38,781	$92,747
Accretion	150,007	107,303
Depletion and Accretion	188,788	200,050
Depreciation – property and equipment	26,198	39,448
Total	$214,986	$239,498
Depletion per BOE	$5.71	$9.30

Unproven property costs of $18,783,375 (2009 – $16,869,995) were excluded from costs subject to depletion at January 31, 2010. Depletion expense related to oil and gas properties decreased in the year ended January 31, 2010 compared to the prior year mainly as a result of the ceiling test write-downs on proved properties in the previous year which decreased the depletion base.

General and Administrative (“G&A”)

	2010	2009
Salaries, benefits and consulting fees	$1,844,226	$1,728,907
Office costs	844,605	892,270
Professional fees	245,235	449,236
Public company costs	303,809	558,020
Operating overhead recoveries	(45,224)	(180,709)
Stock-based compensation	794,361	598,182
Total G&A	$3,987,012	$4,045,906

General and administrative expenses have decreased $58,894 in the year ended January 31, 2010 compared to the prior year primarily due management implementing cost reductions in the current year.

•
Salaries, benefits and consulting fees increased $115,319 in the year ended January 31, 2010 compared to the prior year partially due to severances paid to the officers in late 2009 of approximately $465,000 as part of our new strategic direction that was announced December 1, 2009, offset in part by lower salaries of $296,000 during the year due to reduced staff and no staff bonuses in the year ended January 31, 2010.

•
Office costs decreased $47,665 compared to the prior year partially due to reduced travel, software, insurance and telephone costs offset in part by higher rent since we bought out the remaining 3.5 year term of our Canadian head office lease for approximately $265,000.

•
Professional fees decreased $204,001 mainly due to reduced audit and accounting fees, which were higher in the prior year due to fees for the restatements of our 10-K and 10-Q filings with the SEC, and due to a fee paid in the prior year to market our Fayetteville acreage for sale.

•
Public company costs decreased $254,211 in the year ended January 31, 2010 compared to the prior year mainly due to reduced investor relation costs related to management implementing cost reductions. Public company costs consist mainly of fees for investor relations and also include directors' fees, press release and SEC and Toronto Stock Exchange filing costs, printing costs and transfer agent fees.

•	Stock-based compensation increased $196,179 mainly due to the granting of stock options in January 2009.

Accretion of Discounts on Convertible Debentures

Agreement Date	2010	2009
December 8, 2005	$-	$815,337
December 28, 2005	-	2,107,572
Total accretion of discounts	$-	$2,922,909

The accretion of discounts was fully recognized in the year ended January 31, 2009 since the December 8, 2005 debentures were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures were settled December 18, 2008.

Interest Expense

Agreement Date	2010	2009
December 8, 2005	$-	$91,360
December 28, 2005	-	661,644
Total interest expense	$-	$753,004

There was no interest expense in the year ended January 31, 2010 since the December 8, 2005 debentures were fully converted and repaid June 5, 2008 and the December 28, 2005 debentures were settled December 18, 2008.

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

On December 28, 2005, we issued $10,000,000 principal face amount of convertible debentures that were convertible at the option of the holder at $4.00 per share. In December 2008, the debentures were settled by (i) reducing the conversion price to $1.40 per share and $3,500,000 of the debentures was converted into 2,500,000 shares of common stock and (ii) the convertible debenture holders accepted cash of $6,500,000 to settle the remaining debt plus $2,204,792 in accrued interest. A gain of $4,083,375 was recorded on this debt extinguishment.

Oil and Gas Properties

	Net Book Value January 31, 2009	Additions	Depletion	Dispositions	Gain (Loss)	Net Book Value January 31, 2010

Unproven
Windsor Block Maritimes Shale – Nova Scotia, Canada	$16,818,586	$1,964,789	$-	$-	$-	$18,783,375
Western Canadian Shale – Alberta and B.C., Canada	51,409	171,508	-	-	(222,917)	-
Fayetteville and Rocky Mountains	-	4,500	-	(1,117,860)	1,113,360	-
Proved
Canada	72,869	2,207	(24,327)	(426,600)	375,851	-
U.S.A.	-	14,454	(14,454)	-	-	-

Net	$16,942,864	$2,157,458	$(38,781)	$(1,544,460)	$1,266,294	$18,783,375

During the year ended January 31, 2010, we focused on the Windsor Block and spent $1,964,789 primarily for:

•
completing the second phase of the Windsor Block exploration program consisting of testing the N-14-A well (approximately $164,000), completion operations on the O-61-C well (approximately $208,000), and completion operations on the E-38-A well (approximately $208,000);

•	retesting the Kennetcook #1 and #2 wells (approximately $250,000) and increasing the related non-cash asset retirement costs (approximately $213,000);

•
acquiring Contact’s 30% working interest in the Windsor Block for cash of $245,000 and the assumption of future estimated non-cash asset retirement costs of $144,750. We also agreed to provide Contact a 5.75% non-convertible gross overriding royalty interest on our resulting 87% working interest; and

•	acquiring 2D seismic (approximately $476,000).

During the year ended January 31, 2010, we sold our:

•	25% working interest 4,327 non-operated net acres in the U.S. Rocky Mountains for gross proceeds of $83,325 in June 2009;
•
50% working interest in 5,900 non-operated net acres in the Fayetteville Shale and all the related seismic data for net cash proceeds of $744,408 in September 2009. Furthermore, a $50,000 drilling deposit was refunded related to the Fayetteville Shale properties;

•	50% working interest in the remaining 3,880 non-operated net acres in the Fayetteville Shale for net cash proceeds of $240,127 in November 2009; and
•	18% working interest in one well and 12% working interest in 896 gross acres of undeveloped land in Alberta for cash proceeds of $426,600.

Net Cash Oil and Gas Additions:

	Year Ended January 31, 2010	Year Ended January 31, 2009
Net additions, per above table	$2,157,458	$4,448,883
Non-cash ARO net additions	(326,600)	(360,544)
Changes in investing working capital	1,202,396	1,976,950
Net oil and gas additions, per Statement of Cash Flows	$3,033,254	$6,065,289

Liquidity and Capital Resources

As at January 31, 2010, we had working capital of $4,841,074, resulting primarily from our cash of $4,878,601, prepaid expenses of $342,635 and other receivables of $313,785, offset by payables and accrued liabilities of $693,947. For the year ended January 31, 2010, we had a net cash outflow from operating activities before changes in working capital of $3,187,203, mainly related to $3,192,651 of cash general and administrative expenses, which is equal to general and administrative expenses net of non-cash stock based compensation expense.

We expect significant capital expenditures during the next 12 months for land acquisitions and drilling programs on our U.S. oil shale program, overhead and working capital purposes. We believe we have sufficient cash to fund budgeted capital expenditures in fiscal 2011.  However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

On April 15, 2009 we converted the Windsor Block exploration agreement to a 10 year production lease for 474,625 gross acres (412,924 net acres) of land. At the end of the second year of the lease, a technical report is due and the Nova Scotia government may request the surrender of certain lands they deem not adequately evaluated. During the first five years of the lease, we agreed to continue to evaluate the Windsor Block by drilling seven wells, completing three exploration wells previously drilled and acquiring seismic at a total gross estimate cost of Cdn $12.7 million (US$11.7 million). At the end of the fifth year of the lease, areas of the land block not adequately drilled or otherwise evaluated may be subject to surrender. Since April 15, 2009, we have completed the three exploration wells drilled in the 2009 and acquired the seismic towards the production lease commitments. There is a risk that our joint venture partner in the Windsor Block will not be able to pay for their portion (13%) of the well costs, which would slow down or stop exploration on the Windsor Block. We will have to raise additional funds or secure a new joint operating partner in the Windsor Block to complete the exploration and development phase of our programs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. There is a risk that we may not obtain the necessary additional funds or new joint venture partner to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves and the attainment of profitable operations on our Windsor Block.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproven properties, geological expenditures and direct internal costs are capitalized into the full cost pools. We have two full costs pools (Canada and U.S.). The full costs pools capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are depleted on the units-of-production method using estimates of proved reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined or, if the future exploration of unproven properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. The capitalized costs included in the full cost pool are subject to a ceiling test.

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

Refer to Note 2(q) of the Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

TRIANGLE PETROLEUM CORPORATION

INDEX TO FINANCIAL STATEMENTS

F–1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Triangle Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Triangle Petroleum Corporation and its subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of January 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Calgary, Canada
April 8, 2010

F–2

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2010 $	January 31, 2009 $

ASSETS

Current Assets

Cash	4,878,601	8,449,471
Prepaid expenses	342,635	339,839
Other receivables	313,785	998,511

Total Current Assets	5,535,021	9,787,821

Property and Equipment (Note 3)	39,296	39,765

Oil and Gas Properties (Note 4)	18,783,375	16,942,864

Total Assets	24,357,692	26,770,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	574,723	2,123,079
Accrued liabilities	119,224	90,539

Total Current Liabilities	693,947	2,213,618

Asset Retirement Obligations (Note 6)	1,180,515	727,862

Total Liabilities	1,874,462	2,941,480

Commitments (Note 12)
Subsequent Events (Note 14)

Stockholders’ Equity

Common Stock (Note 9) Authorized: 150,000,000 shares, par value $0.00001 Issued: 69,926,043 shares (2009 – 69,926,043 shares)	699	699

Additional Paid-In Capital (Note 9)	81,950,076	81,155,715

Warrants (Note 10)	4,237,100	4,237,100

Deficit	(63,704,645)	(61,564,544)

Total Stockholders’ Equity	22,483,230	23,828,970

Total Liabilities and Stockholders’ Equity	24,357,692	26,770,450

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Year Ended January 31,	Year Ended January 31,
	2010	2009
	$	$

Revenue, net of royalties	131,245	386,892

Operating Expenses

Oil and gas production	95,852	125,777
Depletion and accretion	188,788	200,050
Depreciation – property and equipment	26,198	39,448
General and administrative	3,987,012	4,045,906
Foreign exchange (gain) loss	(753,950)	2,682,873
Gain on sale of assets (Note 4)	(1,266,294)	(126,314)
Ceiling test write-down on oil and gas properties (Note 4)	-	8,308,229

	2,277,606	15,275,969

Loss from Operations	(2,146,361)	(14,889,077)

Other Income (Expense)

Accretion of discounts on convertible debentures (note 7)	-	(2,922,909)
Amortization of debt issue costs	-	(182,637)
Interest expense	-	(753,004)
Gain on debt extinguishment (Note 7)	-	3,922,713
Interest and royalty income	6,260	260,840
Unrealized gain on fair value of derivatives (Note 8)	-	793,589

Total Other Income	6,260	1,118,592

Loss for the Year	(2,140,101)	(13,770,485)

Loss Per Share – Basic and Diluted	(0.03)	(0.23)

Weighted Average Number of Shares Outstanding – Basic and Diluted	69,926,043	61,113,000

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended January 31,	Year Ended January 31,
	2010	2009
	$	$
Operating Activities
Loss for the year	(2,140,101)	(13,770,485)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accretion of discounts on convertible debentures (Note 7)	-	2,922,909
Amortization of debt issue costs	-	182,637
Depletion and accretion	188,788	200,050
Depreciation – property and equipment	26,198	39,448
Ceiling test write-down on oil and gas properties (Note 4)	-	8,308,229
Stock-based compensation (Note 11)	794,361	598,182
Gain on sale of assets (Note 4)	(1,266,294)	(126,314)
Gain on debt extinguishments (Note 7)	-	(3,922,713)
Unrealized gain on fair value of derivatives (Note 8)	-	(793,589)
Foreign exchange changes	(766,200)	3,183,463

Asset retirement costs (Note 6)	(23,956)	(743,338)

Changes in operating assets and liabilities

Foreign exchange changes	(8,652)	(70,443)
Prepaid expenses	(22,146)	129,982
Other receivables	706,517	691,648
Accounts payable	364,383	(134,401)
Accrued interest on convertible debentures	-	(546,302)
Accrued liabilities	47,162	(47,058)

Cash Used in Operating Activities	(2,099,940)	(3,898,095)

Investing Activities
Purchase of property and equipment	(25,729)	(13,090)
Oil and gas property expenditures	(3,033,254)	(6,065,289)
Cash advanced on behalf of partners for oil and gas property expenditures	(677,842)	677,842
Proceeds received from sale of oil and gas properties (Note 4)	1,544,460	4,210,306

Cash Used in Investing Activities	(2,192,365)	(1,190,231)

Financing Activities
Proceeds from issuance of common stock (Note 9)	-	25,560,500
Common stock issuance costs (Note 9)	-	(2,257,959)
Convertible debenture repayment (Note 7)	-	(11,300,000)

Cash Provided by Financing Activities	-	12,002,541

Foreign exchange change on cash	721,435	(3,046,333)

Increase (Decrease) in Cash	(3,570,870)	3,867,882

Cash– Beginning of Year	8,449,471	4,581,589

Cash– End of Year	4,878,601	8,449,471

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures (Note 9)	-	2,600,140

Supplemental Disclosures:

Interest paid (Note 7)	-	1,299,860

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Years ended January 31, 2010 and 2009
(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2008	46,794,530	468	57,852,277	–	(47,794,059)	10,058,686

Issuance of common stock and warrants for cash pursuant to private placement at $1.40 per unit in June 2008 (Notes 9 and 10)	18,257,500	182	21,323,218	4,237,100	–	25,560,500

Share issuance costs (Note 9)	–	–	(2,257,959)	–		(2,257,959)

Issuance of common stock on conversion of convertible debentures at a weighted average price of $0.53 per share (Note 9)	4,874,013	49	2,600,091	–	–	2,600,140

Fair value of conversion features of convertible debentures converted (Note 9)	–	–	1,039,906	–	–	1,039,906

Stock based compensation (Note 11)	–	–	598,182	–	–	598,182

Net loss for the year	–	–	–	–	(13,770,485)	(13,770,485)

Balance – January 31, 2009	69,926,043	699	81,155,715	4,237,100	(61,564,544)	23,828,970

Stock based compensation (Note 11)	–	–	794,361	–	–	794,361

Net loss for the year	–	–	–	–	(2,140,101)	(2,140,101)

Balance – January 31, 2010	69,926,043	699	81,950,076	4,237,100	(63,704,645)	22,483,230

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

1.	Nature of Operations

The Company is primarily engaged in the acquisition, exploration and development of oil and gas resource properties and has a limited number of producing wells that generate cash flows from operations. The Company has not generated significant revenues from operations. The Company expects that significant additional exploration and development activities will be necessary to established proved reserves and to commercialize the oil and gas properties.

The Company believes that it has sufficient funds, including those raised subsequent to year end (note 14), to maintain its interest in the existing properties and to maintain core operating, exploration and development activities through to January 31, 2011. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete exploration and development activities. The Company plans to fund future exploration and development activities by offering debt or equity securities, farm-out arrangements or other means.

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

The Company applies a ceiling test to the capitalized costs in the full cost pool. The ceiling test limits such costs to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) the present value of estimated future net revenue computed by applying prices of oil and gas reserves as prescribed by U.S. standards (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not subject to depletion; plus (C) the lower of cost or estimated fair value of the unproven properties included in the costs subject to depletion; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproven property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproven property, and geographic and geologic data. The Company adds the amount of impairment assessed to the costs that are subject to depletion and the ceiling test.

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

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured. Gas-balancing arrangements are accounted for using the sales method.

j)	Income Taxes

The Company follows the asset and liability method for recording deferred income taxes. Under this method, deferred taxes are recognized based on temporary differences at the balance sheet date using the enacted tax rates. The Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of deferred income tax assets are not recognized in the accounts until realization is more likely than not. As of January 31, 2010 and 2009, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian income tax returns, the open tax years range from 2006 to 2010. The U.S. federal statute of limitations for assessment of income tax is closed for the tax years ending on or prior to January 31, 2005. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended January 31, 2010 and 2009, there were no charges for interest or penalties.

k)	Basic and Diluted Net Loss Per Share (“EPS”)

Basic EPS is computed by dividing net loss available to common stock (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive instruments outstanding during the period including stock options and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes instruments if their effect is anti-dilutive.

l)	Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, other receivables, accounts payable and accrued liabilities approximate their carrying values due to the relatively short time to maturity of these instruments.

m)	Concentration of Risk

The Company maintains its cash accounts predominately in one commercial bank located in Calgary, Alberta, Canada. The Company's cash accounts consist of uninsured and insured business checking accounts and deposits maintained in Canadian and U.S. dollars. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

n)	Derivative Liabilities

The Company records derivatives at their fair values on the date that they meet the requirements of a derivative instrument and at each subsequent balance sheet date.  Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. As at January 31, 2010, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

o)	Comprehensive Loss

As at January 31, 2010 and 2009, the Company has no items that would be included in comprehensive loss other than the net loss and, therefore, has not included a statement of comprehensive loss in the financial statements.

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

The fair value of share-based awards is estimated on the date of grant using an option-pricing model and for consultants each period until the award is vested. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

q)	Recently Adopted Accounting Pronouncements

U.S. accounting standards setters have implemented new standards in December 2007 with respect to accounting for business combinations. These new standards require an acquirer to be identified for all business combinations and applies the same method of accounting for business combinations – the acquisition method – to all transactions. In addition, transaction costs associated with acquisitions are required to be expensed. The revised statement was effective to business combinations after February 1, 2009. No business combinations were completed in fiscal 2010. There was no impact that arose from adopting the new business combination standard.

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

In March 2008, new accounting standards were issued with respect to disclosures about derivative instruments and hedging activities, which require disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These new standards were effective on February 1, 2009. No business combinations were completed in fiscal 2010; therefore, there was no impact that arose from adopting the new business combination standard.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

In May 2009, new accounting standards were issued with respect to subsequent events, which are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, these standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These standards are effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not significantly impact the disclosures in the Company’s financial statements.

The Securities and Exchange Commission adopted major revisions to its required oil and gas reporting disclosures which became effective as of December 31, 2009.  Among other things, the amendments provide for the use of the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period for purposes of both the disclosure and full-cost accounting rules.  These amendments did not have a significant impact on the Company’s financial statements.

3.	Property and Equipment

	January 31, 2010			January 31, 2009
	Cost $	Accumulated Depreciation $	Net Carrying Value $	Cost $	Accumulated Depreciation $	Net Carrying Value $

Computer hardware	81,280	73,805	7,475	80,748	65,706	15,042
Furniture and equipment	50,398	38,296	12,102	49,674	28,289	21,385
Computer software	37,010	17,291	19,719	12,537	9,199	3,338
Leasehold Improvements	7,927	7,927	–	7,927	7,927	–

	176,615	137,319	39,296	150,886	111,121	39,765

4.	Oil and Gas Properties

All of the Company’s oil and gas properties are located in the United States and Canada. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	January 31, 2010			January 31, 2009
	Canada	US	Total	Canada	US	Total
	$	$	$	$	$	$
Proved Properties:
Opening net costs	72,869	-	72,869	324,162	89,747	413,909
Additions	2,207	14,454	16,661	13,984	40,450	54,434
Depletion	(24,327)	(14,454)	(38,781)	(86,825)	(5,922)	(92,747)
Proceeds on dispositions	(426,600)	(1,117,860)	(1,544,460)	(2,943,510)	(1,266,796)	(4,210,306)
Costs transferred from unproven properties	222,917	4,500	227,417	3,073,287	9,016,207	12,089,494
Ceiling test write-downs	-	-	-	(308,229)	(8,000,000)	(8,308,229)
Gain on sale of assets	152,934	1,113,360	1,266,294	-	126,314	126,314
Closing net proved costs	-	-	-	72,869	-	72,869
Closing net unproven costs	18,783,375	-	18,783,375	16,869,995	-	16,869,995
Closing Oil and Gas Properties	18,783,375	-	18,783,375	16,942,864	-	16,942,864

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

During the year ended January 31, 2010:
Canada:
•
In January 2010, the Company sold its interests in an Alberta gas well and 896 gross acres of undeveloped land (108 net acres) for gross proceeds of $426,600. The net book value of the Canadian full cost pools subject to depletion at the time of the sale was $273,666. As such, the Company recorded a gain on the sale of assets of $152,934.

U.S.
•
In June 2009, the Company sold its 25% working interest in 17,307 gross acres (4,327 net acres) of undeveloped land in the Nugget area of Colorado (Rocky Mountains project) for cash of $83,325 and recovered a drilling deposit in the Fayetteville area of Arkansas for cash of $50,000. The net book value of the U.S. properties at the time of sale was $8,704. As such, the Company recorded a gain on sale of assets of $124,621.

•
In September 2009, the Company sold its 50% working interest in 11,800 gross acres (5,900 net acres) of undeveloped land in the Fayetteville area of Arkansas and all the related seismic rights for net cash proceeds of $744,408. The acquirer also assumed the non-cash asset retirement obligations pertaining thereto of $39,375. The net book value of the U.S. properties at the time of sale was $171. As such, the Company recorded a gain on sale of assets of $783,612.

•
In November 2009, the Company sold its 50% working interest in its remaining 6,760 gross acres (3,880 net acres) of undeveloped land in the Fayetteville area of Arkansas for net cash proceeds of $240,127. The net book value of the U.S. properties at the time of sale was $35,000. As such, the Company recorded a gain on sale of assets of $205,127.

During the year ended January 31, 2009:
Canada:
•
At January 31, 2009, the Company’s proved properties in Alberta exceeded the ceiling test limit as described in Note 2(f), which resulted in a $308,229 non-cash ceiling test write-down being recognized.

•	In July 2008, the Company received cash of $2,943,510 for a partner’s share of its 30% working interest in exploration costs associated with the Windsor Block of Nova Scotia.

U.S.
•
In June 2008, the Company sold its interests in a Barnett shale well for gross proceeds of $164,985. The acquirer also assumed the related asset retirement obligation of $7,545. Also in June 2008, the Company sold its 25% working interest in 38,768 gross acres (9,692 net acres) of undeveloped land in the Phat City area of Montana (Rocky Mountains project) for cash of $800,503. The net book value of the U.S. full cost pools subject to depletion at the time of the sales was $962,328. As such, the Company recorded a gain on the sale of assets of $10,705.

•
In September 2008, the Company sold 20 of its 10,437 net Fayetteville acres for $13,000. The net book value of the U.S. full cost pools subject to depletion at the time of the sales was $8,013,000. As such, an $8,000,000 non-cash ceiling test write-down was recognized.

•
In November 2008, the Company sold 240 of its 10,417 net Fayetteville acres for cash of $288,308. The net book value of the U.S. full cost pools subject to depletion at the time of the sale was $172,699. As a result, the Company recorded a gain on the sale of assets of $115,609.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

Unproven Properties

	Canada			U.S.
	Nova Scotia	New Brunswick	Western Canada Shale	Fayetteville	Rocky Mountains	Total
	$	$	$	$	$	$

Opening, January 31, 2008	15,441,144	21,975	-	8,289,901	812,020	24,565,040
Additions	4,320,952	107,802	51,409	(104,202)	18,488	4,394,449
Costs transferred to depletion base	(2,943,510)	(129,777)	-	(8,185,699)	(830,508)	(12,089,494)
Closing, January 31, 2009	16,818,586	-	51,409	-	-	16,869,995
Additions	1,964,789	-	171,508	4,500	-	2,140,797
Costs transferred to depletion base	-	-	(222,917)	(4,500)	-	(227,417)
Closing, January 31, 2010	18,783,375	-	-	-	-	18,783,375

Canada
•
In Canada, $18,783,375 (2009 - $16,869,995) of unproven property costs were excluded from costs subject to depletion which relate to Canadian shale gas exploration costs mainly in the Windsor Block of the Maritimes Basin. The Company anticipates that these costs will be subject to depletion in fiscal 2013, when the Company anticipates having confirmed commerciality of the Windsor Block and pipelines are built and commissioned to market potential gas from the Windsor Block.

•
In July 2008, the Company received cash of $2,943,510 for a partner’s share of its 30% working interest in exploration costs associated with the Windsor Block of Nova Scotia. As such, the related costs of the properties disposed of $2,943,510 became subject to amortization in the Canadian full cost pool.

•
In December 2008, the Company elected to not drill a test well on the Beech Hill Block thus forfeiting its right to earn on the Block. The carrying value of these unproven property costs of $129,777 was considered impaired and became subject to amortization in the Canadian full cost pool.

•
In June 2009, the Company acquired an additional 30% working interest in the Windsor Block of the Maritimes Basin in Nova Scotia from Contact Exploration Inc. (“Contact”) for a cash payment of approximately $245,000. The Company also agreed to provide Contact a 5.75% non-convertible gross overriding royalty interest and assumed the liabilities related to Contact's former working interest.

•	At January 31, 2010, the Western Canada Shale costs of $222,917 were considered impaired and became subject to amortization in the Canadian full cost pool.

United States
•
In June 2008, the Company sold its 25% working interest in 9,692 net acres in the Phat City area of Montana (Rocky Mountains project). The net book value of the Rocky Mountains project at the time of the sale was $830,508 which became subject to amortization in the U.S. full cost pool.

•	In September 2008, the Company sold 20 of its 10,437 net Fayetteville acres. The related unproven Fayetteville land costs of $8,013,000 became subject to amortization in the U.S. full cost pool.
•
In November 2008, the Company sold 240 of its 10,417 net Fayetteville acres for cash of $288,308. The related remaining unproven Fayetteville land costs $172,699 became subject to amortization in the U.S. full cost pool.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

5.	Natural gas and oil reserves (unaudited)

The gas and oil reserve quantities owned by the Company were estimated by the independent petroleum engineering firm of Ryder Scott, Inc. at January 31, 2009.  The Company did not obtain a reserve report at January 31, 2010 as the proved reserves are not material. The following table summarizes the changes in the Company’s proved natural gas and oil reserves for the years ended January 31, 2009 and 2010:

	Gas (MMcf)			Liquids (Bbls)			Total (MMcfe)
	Canada	US	Total	Canada	US	Total	Canada	US	Total

Proved reserves, February 1, 2008	103	7	111	1,846	-	1,846	114	7	122
Revisions of previous estimates	(34)	66	32	(29)	12	(17)	(34)	66	32
Production	(27)	(17)	(44)	(639)	(12)	(651)	(31)	(17)	(48)
Proved reserves, February 1, 2009	42	56	98	1,178	-	1,178	49	56	105
Revisions of previous estimates	(20)	(38)	(58)	-	-	-	(20)	(38)	(58)
Sales of reserves	(5)	-	(5)	(334)	-	(334)	(7)	-	(7)
Production	(17)	(18)	(35)	(844)	-	(844)	(22)	(18)	(40)
Proved reserves, February 1, 2010	-	-	-	-	-	-	-	-	-
Proved developed reserves:
Beginning of year	42	56	98	1,178	-	1,178	49	56	105
End of year	-	-	-	-	-	-	-	-	-

MMcf – Millions of cubic feet	Bbls – Barrels
MMcfe – Millions of cubic feet equivalent	(1 Bbls = 6 Mcfe = 0.006 MMcfe)

The “Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and Oil Reserves” (standardized measure) is a disclosure required under U.S. GAAP.  The standardized measure does not purport to present the fair market value of a company’s proved gas and oil reserves. In addition, there are uncertainties inherent in estimating quantities of proved reserves.

The following table is the standardized measure relating to proved gas and oil reserves at January 31, 2010 and, 2009:

	Year Ended January 31, 2010			Year Ended January 31, 2009
	Canada	US	Total	Canada	US	Total

Future cash inflows	$-	$-	$-	$257,474	$331,049	$588,523
Future production costs	-	-	-	179,509	236,863	416,372
Future net cash flows	-	-	-	77,965	94,186	172,151
10% annual discount for estimated timing of cash flows	-	-	-	4,675	11,063	15,738
Standardized measure of discounted future net cash flows	$-	$-	$-	$73,290	$83,123	$156,413

Under the standardized measure at January 31, 2009, future cash inflows were estimated by applying year-end prices, adjusted for known contractual changes, to the estimated future production of year-end proved reserves. Year-end market prices used for the standardized measures above were $5.62 per Mcf for Canadian gas, $5.78 per Mcf for U.S. gas and $30.52 per barrel for liquids in 2009.  Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the year-end statutory rate, after consideration of permanent differences, to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the standardized measure.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

The Company had three producing wells at the end of 2010 that were not assigned any proved reserves. The following table is an analysis of changes in the standardized measure during the year ended January 31, 2010 and 2009:

	Canada	US	Total

Standardized measure, January 31, 2008	$329,979	$16,711	$346,690
Sales and transfers of gas and oil produced, net of production costs	(185,499)	(75,617)	(261,116)
Accretion of discount	32,998	1,671	34,669
Other	(104,188)	140,358	36,170
Standardized measure, January 31, 2009	73,290	83,123	156,413
Sales and transfers of gas and oil produced, net of production costs	(21,270)	(14,123)	(35,393)
Accretion of discount	7,329	8,312	15,641
Other	(59,349)	(77,312)	(136,661)
Standardized measure, January 31, 2010	$-	$-	$-

6.	Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligations is as follows:

	January 31, 2010 $	January 31, 2009 $

Balance, beginning of year	727,862	1,003,353
Liabilities incurred	357,807	548,312
Liabilities settled as part of disposition	(31,205)	(187,768)
Liabilities settled in cash	(23,956)	(743,338)
Accretion	150,007	107,303

Total asset retirement obligations	1,180,515	727,862

The asset retirement obligations were estimated based on a discount rate of 15%-30%, an inflation rate of 2.5%-3.3% and settlement from 1 to 24 years. The total cost estimate prior to discounting was approximately $1.5 million at January 31, 2010 (2009 - $1.1 million).

7.	Convertible Debentures

Agreement Date	December 8, 2005 $	December 28, 2005 $	Total $

Balance, January 31, 2008	4,778,271	6,770,721	11,548,992

Converted	(2,100,140)	(3,500,000)	(5,600,140)
Accretion – expensed	815,052	2,107,857	2,922,909
Repaid	(4,000,000)	(6,500,000)	(10,500,000)
Accretion – settled on repayment	506,817	1,121,422	1,628,239

Balance, January 31, 2009 and 2010	-	-	-

Interest rate	5%	7.5%

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

December 28, 2005 Debentures

In December 2008, the Company settled the $10,000,000 December 28, 2005 convertible debentures through a reduction in the conversion price from $4.00 per share to $1.40 per share whereby $3,500,000 of the debentures were converted into 2,500,000 common shares, which had a fair value on the date of conversion of $500,000. In addition, the Company also entered into settlement agreements for the remaining debenture of $6,500,000 plus $2,204,792 in accrued interest, whereby the convertible debentures holders agreed to accept $6,500,000 in cash for the final settlement of the debentures and the accrued interest. A gain of $4,083,375 was recorded on this debt extinguishment.

8.	Derivative Liabilities

The Company was required to bifurcate and separately account for the embedded conversion feature contained in the December 8, 2005 convertible debenture as a derivative. The Company was required to record the derivative at the estimated fair value on each balance sheet date with changes in fair values reflected in the statement of operations.

Fair Value $

January 31, 2008	3,262,846

-Conversion features settled	(1,039,906)
-Change in fair value	(793,589)
-Conversion features settled on repayment	(1,429,351)

January 31, 2009 and 2010	-

9.	Common Stock

	Shares	Common Stock	Additional Paid-In Capital
	#	$	$

January 31, 2008	46,794,530	468	57,852,277
Private Placement, net of share issuance costs of $2,257,959 (a)	18,257,500	182	19,065,259
Conversion of debentures (b)	4,874,013	49	3,639,997
Stock Based Compensation (Note 11)	-	-	598,182
January 31, 2009	69,926,043	699	81,155,715
Stock Based Compensation (Note 11)	-	-	794,361
January 31, 2010	69,926,043	699	81,950,076

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

(a)
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

(b)
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

As at January 31, 2010, the Company had 9,128,750 warrants outstanding that can be exercised into 9,128,750 shares of common stock at a price of $2.25 per share, which expire on June 3, 2010. The warrants were granted on June 3, 2008, at which time they had a relative fair value compared to the common stock issued of $4,237,100.

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

Effective January 28, 2009, the Company’s Board of Directors approved a Stock Option Plan (the “Rolling Plan”) whereby the number of authorized but unissued Common Shares that may be issued upon the exercise of stock options granted under the Rolling Plan at any time plus the number of Common Shares reserved for issuance under the outstanding 2005 Plan and the 2007 Plan shall not exceed 10% of the issued and outstanding Common Shares on a non-diluted basis at any time, and such aggregate number of Common Shares shall automatically increase or decrease as the number of issued and outstanding common shares change. Pursuant to the Rolling Plan, stock options become exercisable as to one-third on each of the first, second and third anniversaries of the date of the grant, and allow for the granting of stock options at a price of not less than fair value of the common shares and for a term not to exceed ten years. As at January 31, 2010, the Company had 1,292,604 stock options available for granting pursuant to the Rolling Plan.

The weighted average grant date fair value of the  3,050,000 (2009 - 3,800,000) stock options granted during the year ended January 31, 2010 was $0.10 per share (2009 – $0.35 per share). No stock options were exercised during the years ended January 31, 2010 and 2009. During the year ended January 31, 2009, the Company granted, to non-executives/directors, 775,000 stock options under the Rolling Plan (“New Options”) to replace 950,000 forfeited stock options under the 2005 Plan and 2007 Plan (“Old Options”), which was treated as a modification. Under modification rules, the remaining unamortized original grant date fair value of the Old Options at modification date, along with the incremental fair value of the New Options over the Old Options at modification date, is expensed over the New Options vesting period of three years. During the year ended January 31, 2010 and 2009, the Company recorded stock-based compensation related to stock option grants of $794,361 and $598,182, respectively, as general and administrative expense.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

A summary of the Company’s stock option activity is as follows:

	Options #	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2008	2,580,000	2.54

Granted	3,800,000	0.67
Cancelled	(950,000)	2.61
Forfeited	(445,000)	2.30

Outstanding, January 31, 2009	4,985,000	1.14	-

Granted	3,050,000	0.14
Cancelled	(50,000)	1.40
Forfeited	(2, 285,000)	1.35

Outstanding, January 31, 2010	5,700,000	0.52	675,357

Exercisable, January 31, 2010	1,836,667	1.26	50,267

A summary of the Company’s stock options outstanding is as follows:

Exercise price $	Options Outstanding #	Weighted Average Remaining Contractual Life (years)	Options Exercisable #	Aggregate Intrinsic Value $

0.125	2,800,000	4.83	-	675,357
0.25 (CDN$0.30)	2,050,000	3.27	1,016,667	-
1.40	150,000	3.42	120,000	-
2.00	300,000	2.52	300,000	-
3.23	400,000	0.78	400,000	-

Balance, end of year	5,700,000	3.83	1,836,667	675,357

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 31, 2010	Year Ended January 31, 2009

Expected dividend yield	0%	0%
Expected volatility	130%	104%
Expected life (in years)	4.0	3.5
Risk-free interest rate	1.60%	1.71%

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

As at January 31, 2010, there was $468,260 (2009 - $1,082,880) of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2007 Plan and Rolling Plan which are expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the years ended January 31, 2010 and 2009 was $676,067 and $1,079,397, respectively.

A summary of the status of the Company’s non-vested shares as of January 31, 2010, and changes during the years ended January 31, 2010 and 2009, is presented below:

Non-vested shares	Shares #	Weighted-Average Grant-Date Fair Value $

January 31, 2008	1,250,000	0.93

Granted	3,800,000	0.33
Vested	(1,165,000)	0.93
Cancelled	(290,000)	0.70
Forfeited	(70,000)	0.69

January 31, 2009	3,525,000	0.31

Granted	3,050,000	0.10
Vested	(1,711,667)	0.39
Cancelled	(10,000)	0.78
Forfeited	(990,000)	0.28

January 31, 2010	3,863,333	0.11

12.	Commitments

The Company entered into a 10-year production lease for 474,625 gross acres on the Windsor Block in Nova Scotia, Canada on April 15, 2009. During the first five years of the lease, Triangle has agreed to continue to evaluate the Windsor Block by drilling seven wells, completing three wells previously drilled and acquiring seismic, which was estimated to cost Cdn $12.7 million gross (approximately US$11.8 million). At the end of the fifth year of the lease, areas of the block not adequately drilled or otherwise evaluated may be subject to surrender. Furthermore, at the end of the second year of the lease, a technical report is required to be provided to and assessed by the Nova Scotia government to maintain certain lands.

During the first year of the lease, the Company has agreed to perform completion operations on the three wells drilled in the prior year and acquire seismic, which was estimated to cost Cdn $2 million gross (approximately US$1.9 million). The Company posted a Cdn $200,000 (approximately US$189,000) gross refundable deposit related to the first year commitment; should the Company not perform the work, a portion or all of the deposit could be forfeited. As of January 31, 2010, all three of the required well completions have been performed and the seismic has been acquired, which satisfied the first year lease requirements.

13.	Income Taxes

Income tax expense differs from the amount that would result from applying the U.S federal, state and Canadian income tax rates to the loss before income taxes. The reconciliation of the provision for income taxes to the expected tax provision based on the loss for the year multiplied by the weighted average statutory tax rate of 32.37% (2009 – 37.52%) is as follows:

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)

	2010 $	2009 $

Expected income tax benefit	692,804	5,058,194
Stock-based compensation	(301,857)	(227,309)
Non-deductible interest and accretion for convertible debentures	-	(1,396,847)
Non-taxable gain on change in fair value of derivatives	-	301,564
Non-taxable portion of gain on debt extinguishment	-	762,355
Change in tax rates	(557,126)	(680,014)
Changes in valuation allowance	1,066,015	(3,904,783)
Other	(899,836)	86,840

Provision for income taxes	–	–

The significant components of the Company’s deferred tax assets and liabilities as at January 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Deferred income tax assets
Resource properties	2,697,192	8,659,221
Net losses carried forward (expire from 2023 to 2029)	12,769,031	7,873,017

Gross deferred income tax assets	15,466,223	16,532,238
Valuation allowance	(15,466,223)	(16,532,238)

Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed quarterly. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in earnings.

14.	Subsequent Events

In February 2010, the Company purchased 4,000 net acres in the Williston Basin of North Dakota that is prospective for the Bakken Shale from Slawson Exploration for $2,973,000.

In February 2010, the Company issued 2,100,000 Deferred Stock Units to employees and directors of the Company, which vest one year after issuance. Once the Deferred Stock Units vest on February 2, 2011, they will automatically be exchanged for shares of Triangle Petroleum common stock on a one-for-one basis without any action required by the holder. Also in February 2010, the Company cancelled 850,000 stock options that were granted to directors of the Company under the 2005 Plan and 2007 Plan that had exercise prices ranging from $1.40-$3.23.

In March 2010, the Company sold an aggregate of 27,993,939 shares of common stock to certain accredited investors for aggregate proceeds of $9,238,000 (net proceeds of approximately $8,300,000).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to the management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of January 31, 2010 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Corporation.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in internal control over financial reporting that was identified is:

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

As a result of the existence of this material weakness as of January 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2010, based on the criteria set forth by COSO in Internal Control-Integrated Framework.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes to Internal Controls and Procedures Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. At January 31, 2010, due to the reduced complexity of our financial accounting and reporting requirements, we remediated our control deficiency identified in prior filings whereby we did not maintain sufficient personnel with an appropriately level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with the complexity of our financial accounting and reporting requirements. Senior management will continue to consult with external experts to assist with the accounting for complex and non-routine accounting transactions.

Management’s Remediation Plans

Senior management will monitor the number of personnel employed in the accounting and financial reporting functions.

ITEM 9B – OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names:	Ages	Titles:	Board of Directors
Peter Hill (1)	62	Chief Executive Officer	Director
Jonathan Samuels	31	Chief Financial Officer and Corporate Secretary	Director
F. Gardner Parker (2)	67	Chairman of the Board	Chairman
Stephen A. Holditch (3)	62		Director
Randal Matkaluk (3)	50		Director

(1)Member of Audit Committee
(2) Independent Director, Member of Compensation Committee
(3) Independent Director, Member of Audit Committee, Member of Compensation Committee

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Dr. Peter Hill has been a director and the Chief Executive Officer of Triangle Petroleum Corporation since November 2009. Dr. Hill has over 37 years experience in the international oil and gas industry. He commenced his career in 1972 and spent 22 years in senior positions at British Petroleum including Chief Geologist, Chief of Staff for BP Exploration, President of BP Venezuela and Regional Director for Central and South America. Dr. Hill then worked as Vice President Exploration at Ranger Oil in England (1994-95), Managing Director Exploration and Production at Deminex in Germany (1995-97), Technical Director/Chief Operating Officer at Hardy Oil & Gas (1998-2000), President & CEO at Harvest Natural Resources (2000-2005), Director/Chairman at Austral Pacific Energy (2006-2008), independent advisor to Palo Alto ( January 2008 to December 2009) and Non Executive Chairman at Toreador Resources Corporation (January 2009 to present). Dr. Hill has a BSc Honors Geology and a PhD.

Jonathan Samuels has been a director, the Chief Financial Officer and Corporate Secretary of Triangle Petroleum Corporation since December 2009. Prior to joining Triangle, Mr. Samuels was an investment professional responsible for research and investment sourcing in the energy sector at Palo Alto Investors, a $1.3 billion hedge fund founded in 1989. Mr. Samuels worked for five years at California-based Palo Alto and worked for a period in Dubai with an investment firm. Mr. Samuels received his BA from the University of California and his MBA at the Wharton School. He also has a Certified Financial Analyst designation.

F. Gardner Parker has been a director and Chairman of the Board of Triangle Petroleum Corporation since November 2009. From 1970 until 1984, Mr. Parker worked at Ernst & Ernst (now Ernst & Young LLP), an accounting firm, and was a partner at that firm from 1978 until 1984. Mr. Parker served as Managing Outside Trust Manager with Camden Property Trust, a real estate investment trust, from 1998-2005 and still serves as a Trust Manager of Camden Property Trust. He has also served as a director of Carrizo Oil & Gas since 2000. Mr. Parker also serves on the boards of Hercules Offshore, Pinnacle Oil & Gas, and Sharpes Medical Compliance. He is a graduate of the University of Texas and is a CPA in Texas. Mr. Parker is board certified by the National Association of Corporate Directors. Mr. Parker previously served as a director of Blue Dolphin Energy Company from 2004-2007.

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

Randal Matkaluk has been a director of Triangle Petroleum Corporation since August 2007. From November 2008 to February 2010, Mr. Matkaluk was the Chief Financial Officer and Corporate Secretary of Vigilant Exploration Inc., a private oil and gas exploration company. From March 2006 to October 2008, Mr. Matkaluk was an independent businessman. Mr. Matkaluk has been a Director and Officer of Virtutone Networks Inc. (formerly "Sawhill Capital Ltd.") since October 2005. Between January 2003 and February 2006, Mr. Matkaluk was the co-founder and Chief Financial Officer of Relentless Energy Corporation, a private oil and gas exploration company. Between June 2001 and December 2002, Mr. Matkaluk was the Chief Financial Officer of Antrim Energy Inc., a public international oil and gas exploration company listed on the Toronto Stock Exchange. Mr. Matkaluk has also worked for Gopher Oil and Gas Company and Cube Energy Corp. Mr. Matkaluk has been a Chartered Accountant since 1983. Mr. Matkaluk received his Bachelors Degree in Commerce in 1980 from the University of Calgary.

The following is a summary of the committees on which our directors serve.

Audit Committee

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messrs. Randal Matkaluk, Peter Hill and Stephen Holditch, the majority of whom (Messrs. Matkaluk and Holditch) satisfy the requirements to serve as Independent Directors, as those requirements have been defined by Canadian Securities Regulators, The Securities and Exchange Commission and NASDAQ. The Board of Directors has determined that Mr. Matkaluk, who is a Chartered Accountant and having over 25 years of financial experience, qualifies as an "audit committee financial expert." Mr. Matkaluk is independent of management based on the independence requirements set forth in the Financial Industry Regulatory Authority’s definition of "independent director."

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

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company’s fiscal year ended January 31, 2010, the Audit Committee:

-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended January 31, 2010 with management and KPMG LLP, the Company’s independent auditor;
-	Discussed with management, and KPMG LLP the adequacy of the system of internal controls;
-	Discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 114 relating to the conduct of the audit; and
-	Received a letter from KPMG LLP regarding its independence as required by Independence Standards Board Standard No. 1 and discussed with KPMG LLP its independence.

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and KPMG LLP, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010 for filing with the SEC.

Audit Committee
Randal Matkaluk, Chairman
Stephen A. Holditch
Peter Hill

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

Compensation Committee

Our Compensation Committee currently consists of Messrs. Randal Matkaluk, F. Gardner Parker and Stephen Holditch, with Mr. Matkaluk elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent.” Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we believe that, during fiscal 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, with the exception noted below:

•	A late Form 4 was filed for Mark Gustafson on May 29, 2009 to report the disposition of 200,000 shares of common stock, effective May 13, 2009.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending January 31, 2010 and 2009 exceeded $100,000:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)
Peter Hill (a),
CEO, Principal
Executive Officer	2010	41,667	-	-	5,660	-	47,327

Jonathan Samuels (b)
CFO, Principal
Financial Officer	2010	25,000	-	-	3,841	-	28,841

Mark Gustafson (c),
CEO, Principal	2010	186,820	-	-	138,600	233,525	558,945
Executive Officer	2009	201,000	29,000	-	47,481	835	278,316

Howard Anderson (d),	2010				80,180	131,552	382,984
President and COO	2009	156,000	-	-	93,798	2,326	252,124

Shaun Toker (e)
CFO, Principal	2010	122,601	23,353	-	88,522	93,410	327,886
Financial Officer	2009	122,000	39,000	-	57,545	5,533	224,078

Ron Hietala (f), Former President of
Elmworth Energy
Corporation	2009	48,000	16,000	-	-	197	64,197

a)	Effective November 30, 2009, we agreed to pay a salary of $250,000 per year to Mr. Hill.
b)	Effective December 16, 2009, we agreed to pay a salary of $200,000 per year to Mr. Samuels.
c)
On November 1, 2006, we agreed to pay a salary of Cdn $24,000 per month to Mr. Gustafson. Effective March 17, 2008, we agreed to pay a salary of Cdn $20,000 per month to Mr. Gustafson. Mr. Gustafson resigned effective November 30, 2009 and we agreed to pay a severance of Cdn $250,000 and fully vested his 500,000 stock options granted January 28, 2009 and extended the expiration date of such options from 10 days after resignation to one year.

d)
Effective February 1, 2008, we agreed to pay a salary of Cdn $15,000 per month to Mr. Anderson. On July 1, 2008, we agreed to pay a salary of Cdn $16,667 per month to Mr. Anderson. Mr. Anderson resigned effective January 5, 2010 and we agreed to pay a severance of Cdn $133,333.

e)
Effective September 1, 2007, we agreed to pay an annual salary of Cdn $120,000 to Mr. Toker until December 31, 2007. Effective January 1, 2008, we agreed to pay an annual salary of Cdn $150,000 to Mr. Toker. Mr. Toker resigned from his officer positions effective December 23, 2009 and we agreed to pay a severance of Cdn $100,000.

f)
On June 23, 2005, we entered into a management consulting agreement with RWH Management Services Ltd. (RWH Management Serves Ltd. is owned by Mr. Hietala). Under the terms of the agreement, we agreed to pay US$20,000 per month for an initial term of two years. The agreement was extended to December 31, 2007. Effective March 17, 2008, we agreed to pay a salary of Cdn $16,667 per month to Mr. Hietala. Mr. Hietala resigned effective June 30, 2008.

Employment Agreements with Executive Officers

Both Dr. Hill and Mr. Samuels have entered into employment agreements with the company effective January 29, 2010. The agreements provide for a one year term with an automatic renewal for an additional year unless either party provides written notice of non-renewal. For more detail, please see the complete agreements filed as exhibits to this form 10-K.

Peter Hill

The agreement provides for an annual salary of $250,000. In addition, Dr. Hill is entitled to receive an annual bonus based upon various criteria targets. Additionally, he is entitled to participate in any and all benefit plans, from time to time, in effect for executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the event that Dr. Hill’s employment is terminated by the Company without cause (as defined in the agreement) or by the employee for good reason, Dr. Hill is entitled to the continuation of payment of annual salary, target bonus and benefits for a 18 month period and the immediate vesting of all Common Shares previously awarded. In the event that Dr. Hill’s employment is terminated by the Company after a Change of Control (as defined in the agreement), he is entitled lump sum cash payment of two times annual salary and two times the target bonus, and the immediate vesting of all Common Shares previously awarded.

Jonathan Samuels

The agreement provides for an annual salary of $200,000. In addition, Mr. Samuel is entitled to receive an annual bonus based upon various criteria targets. Additionally, he is entitled to participate in any and all benefit plans, from time to time, in effect for executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the event that Mr. Samuel’s employment is terminated by the Company without cause (as defined in the agreement) or by the employee for good reason, Mr. Samuels is entitled to the continuation of payment of annual salary, target bonus and benefits for a 12 month period and the immediate vesting of all Common Shares previously awarded. In the event that Mr. Samuels employment is terminated by the Company after a Change of Control (as defined in the agreement), he is entitled lump sum cash payment of two times annual salary and two times the target bonus, and the immediate vesting of all Common Shares previously awarded.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the number of stock options granted to named executive officers during fiscal 2010.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Peter Hill	November 30, 2010	1,400,000	$0.125	126,000
Jonathan Samuels	November 30, 2010	950,000	$0.125	85,500

 Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of January 31, 2010.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (mm/dd/yy)
Peter Hill	-	1,400,000	$0.125	11/30/15
Jonathan Samuels	-	950,000	$0.125	11/30/15

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

Directors received compensation for their services for the fiscal year ended January 31, 2010 as set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Stephen A. Holditch	$40,000	$0	$37,698	$0	$0	$0	$77,698
David L. Bradshaw	$33,333	$0	$103,900	$0	$0	$0	$137,233
Randal Matkaluk	$40,000	$0	$119,406	$0	$0	$0	$159,406
F. Gardner Parker	$12,500	$0	$1,819	$0	$0	$0	$14,319

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 7, 2010.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Peter Hill	Common Stock	0		0%

Jonathan Samuels	Common Stock	0		0%

F. Gardner Parker	Common Stock	0		0%

Stephen A. Holditch	Common Stock	95,600	(4)	*

Randal Matkaluk	Common Stock	150,000	(5)	*

All Officers and Directors	Common Stock	245,600	(6)	*
As a Group (5 persons)

Palo Alto Investors, LLC	Common Stock	14,751,350	(7)	15.06%
470 University Avenue
Palo Alto, California 94301

Sprott Asset Management	Common Stock	14,216,900	(8)	14.03%
200 Bay Street, Suite 2700
Box 27 Toronto, Ontario M5J 2J1

Cambrian Capital, L.P.	Common Stock	19,393,939	(9)	19.81%
45 Coolidge Point
Manchester, Massachusetts 01944

* Less than 1%.

(1) Address is c/o Triangle Petroleum Corporation, Suite 750, 521-3rd Avenue SW, Calgary, Alberta T2P 3T3 Canada unless otherwise indicated.

(2) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 7, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 97,919,982 shares issued and outstanding on April 7, 2010.

(4) Includes 7,000 shares of common stock underlying warrants that are currently exercisable and 50,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(5) Includes 50,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(6)  Includes 7,000 shares of common stock underlying warrants that are currently exercisable and 100,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(7) As reported pursuant to a Schedule 13D/A filed with the Securities and Exchange Commission on December 1, 2009. Palo Alto Investors, LLC is a registered investment adviser and general partner of Micro Cap Partners, L.P., Palo Alto Global Energy Master Fund, L.P., Palo Alto Global Energy Fund, L.P., Palo Alto Small Cap Master Fund, L.P. and Palo Alto Small Cap Fund, L.P., who in the aggregate, own 14,751,350 shares of Triangle common stock. Palo Alto Investors is the manager of Palo Alto Investors, LLC. William L. Edwards is the controlling shareholder and President of Palo Alto Investors. Each of Mr. Edwards, PAI and Palo Alto Investors disclaims beneficial ownership of the common stock except to the extent of that person's pecuniary interest therein and each disclaims that it is, the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of any of the common stock.

(8) As reported pursuant to a Schedule 13G/A filed with the Securities and Exchange Commission on January 26, 2010. Includes 3,420,900 shares of common stock issuable upon exercise of warrants. Kirstin McTaggart, the Chief Compliance Officer of Sprott Asset Management has voting and dispositive power over the shares held by Sprott Asset Management. Ms. McTaggart disclaims beneficial ownership of the common stock.

(9) As reported pursuant to a Schedule 13G filed with the Securities and Exchange Commission on March 22, 2010. Cambrian Capital, L.P. serves as the investment manager to CamCap Energy Offshore Master Fund, L.P., which owns 12,121,212 shares of our common stock, and CamCap Resources Offshore Master Fund, L.P., which owns 7,272,727 shares of our common stock.  CamCap Resources Partners, LLC serves as general partner of CamCap Resources Offshore Master Fund, L.P.  CamCap Energy Partners, LLC serves as general partner of CamCap Energy Offshore Master Fund, L.P.  Cambrian Capital, LLC is the general partner of Cambrian Capital, L.P.  Ernst von Metzsch and Roland von Metzsch are the managers of each of Cambrian Capital, LLC, CamCap Resources Partners, LLC and CamCap Energy Partners, LLC, and in such capacities may be deemed to have voting and investment control over the shares for such entities.  Each of the Reporting Persons disclaims beneficial ownership of all shares except to the extent of its pecuniary interest therein.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (AMOUNTS IN CANADIAN DOLLARS).

Audit Fees

The aggregate fees billed by our current auditor during the years ended January 31, 2010 and 2009 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $92,656 and $130,000, respectively.

The aggregate fees billed by our previous auditor during the years ended January 31, 2009 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year was $43,900.

Audit-Related Fees

Our current independent registered public accounting firm billed us $nil and $97,000 during the fiscal years ended January 31, 2010 and 2009, respectively, for audit related services. These services relate to required securities filings such as prospectus, Form S-1 and Form S-8.

Our previous independent registered public accounting firm billed us $13,500 during the fiscal year ended January 31, 2009 for audit related services.

Tax Fees

Our current independent registered public accounting firm billed us $13,654 and $17,760 during the fiscal years ended January 31, 2010 and 2009 for tax related work.

All Other Fees

Our current and previous independent registered public accounting firm did not bill us during fiscal years ended January 31, 2010 or 2009 for other services.

The Board of Directors and Audit Committee have considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation, changing the name to Triangle Petroleum Corporation, filed with the Nevada Secretary of State on May 10, 2005.

3.3	Amended and Restated Bylaws of the Company, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 19, 2008 and incorporated herein by reference.

10.01	2005 Incentive Stock Plan, filed as an exhibit to the Registration Statement on Form S-8, filed with the Commission on October 14, 2005 and incorporated herein by reference.

10.02	2007 Incentive Stock Plan, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2007 and incorporated herein by reference.

10.03	Stock Option Plan, filed as an exhibit to the definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on May 22, 2009 and incorporated herein by reference.

10.04
Production Lease, dated as of April 15, 2009, by and between the Company and Her Majesty the Queen in the Right of the Province of Nova Scotia, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 20, 2009 and incorporated herein by reference.

10.05
Overriding Royalty Agreement, dated as of June 10, 2009, by and between Elmworth Energy Corporation and Contact Exploration Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2009 and incorporated herein by reference.

10.06
Memorandum of Understanding, dated as of November 30, 2009, by and among Triangle Petroleum Corporation, Palo Alto Global Energy Master Fund, L.P. and Mark Gustafson, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009 and incorporated herein by reference.

10.07
Separation Agreement, dated as of November 30, 2009, by and between Triangle Petroleum Corporation and Mark Gustafson, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009 and incorporated herein by reference.

10.08
Termination of Employment of Shaun Toker, dated December 23, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 and incorporated herein by reference.

10.09
Termination of Employment of J. Howard Anderson, dated December 30, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 and incorporated herein by reference.

10.10	Form of Warrant, dated as of June 3, 2008, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 4, 2008 and incorporated herein by reference.

10.11	Form of Employment Agreement, effective as of January 29th, 2010, by and between Triangle USA Petroleum Corporation and Peter Hill.

10.12	Form of Employment Agreement, effective as of January 29th, 2010, by and between Triangle USA Petroleum Corporation and Jonathan Samuels.

14.01
Code of Ethics for Senior Financial Officers, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 3, 2009 and incorporated herein by reference.

14.02	Audit Committee Charter

21.01	List of subsidiaries, filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on January 18, 2006 and incorporated herein by reference.

23.01	Consent of Ryder Scott, Independent Petroleum Engineers.

24.01	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: April 9, 2010	By:	/s/ PETER HILL
Peter Hill
Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2010	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Hill and Jonathan Samuels, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ PETER HILL	Chief Executive Officer (Principal Executive Officer)	April 9, 2010
Peter Hill	and Director

/s/ JONATHAN SAMUELS	Chief Financial Officer (Principal Financial Officer and	April 9, 2010
Jonathan Samuels	Principal Accounting Officer)

/s/ F. GARDNER PARKER	Director	April 9, 2010
F. Gardner Parker

/s/ STEPHEN A. HOLDITCH	Director	April 9, 2010
Stephen A. Holditch

/s/ RANDAL MATKALUK	Director	April 9, 2010
Randal Matkaluk