Form 10-Q
period 2010-04-30
Triangle Petroleum Corp
filed 2010-06-14
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-51321

TRIANGLE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 800, 444 – 5th Avenue SW
Calgary, Alberta
Canada T2P 2T8
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

As of June 1, 2010, there were 98,711,648 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	April 30, 2010 $	January 31, 2010 $

ASSETS
Current Assets
Cash and cash equivalents	8,514,200	4,878,601
Prepaid expenses	387,636	342,635
Other receivables	99,295	313,785
Total Current Assets	9,001,131	5,535,021
Property and Equipment	32,223	39,296
Oil and Gas Properties (Note 3)	23,623,681	18,783,375
Total Assets	32,657,035	24,357,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	659,690	574,723
Accrued liabilities	104,199	119,224
Total Current Liabilities	763,889	693,947
Asset Retirement Obligations (Note 4)	1,244,994	1,180,515
Total Liabilities	2,008,883	1,874,462
Subsequent Events (Note 8)
Stockholders’ Equity
Common Stock
Authorized: 150,000,000 shares, par value $0.00001
Issued: 98,711,648 shares
(January 31, 2010 – 69,926,043 shares)	987	699
Additional Paid-In Capital	90,783,090	81,950,076
Warrants (Note 5)	4,237,100	4,237,100
Deficit	(64,373,025)	(63,704,645)
Total Stockholders’ Equity	30,648,152	22,483,230
Total Liabilities and Stockholders’ Equity	32,657,035	24,357,692

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2010	2009
	$	$

Revenue, net of royalties	32,919	33,904

Operating Expenses
Oil and gas production	7,208	20,701
Depletion and accretion (Note 4)	64,479	41,215
Depreciation – property and equipment	7,073	4,339
General and administrative	551,141	684,928
Stock based compensation	121,541	134,920
Foreign exchange gain	(49,802)	(149,079)
	701,640	737,024
Loss from Operations	(668,721)	(703,120)
Other Income (Expense)
Interest and royalty income	341	6,172
Loss for the Period	(668,380)	(696,948)

Loss Per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	84,115,862	69,926,043
Common Shares Outstanding	98,711,648	69,926,043

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,
	2010	2009
	$	$
Operating Activities
Loss for the period	(668,380)	(696,948)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depletion and accretion (Note 4)	64,479	41,215
Depreciation – property and equipment	7,073	4,339
Stock-based compensation (Notes 6 and 7)	121,541	134,920
Foreign exchange changes	(46,538)	(162,587)
Asset retirement costs (Note 4)	-	(6,509)
Changes in operating assets and liabilities
Foreign exchange changes	1,467	(8,158)
Prepaid expenses	(44,904)	(21,876)
Other receivables	44,472	671,252
Accounts payable	(199,551)	(114,134)
Accrued liabilities	(15,025)	1,488
Cash Used in Operating Activities	(735,366)	(156,998)
Financing Activities
Proceeds from issuance of common shares	9,472,957	-
Common stock issuance costs	(761,196)	-
Cash Provided by Financing Activities	8,711,761	-
Investing Activities
Purchase of property and equipment	-	(23,004)
Oil and gas property expenditures (Note 3)	(4,395,672)	(1,557,826)
Cash advances from partners	-	(677,843)
Cash Used in Investing Activities	(4,395,672)	(2,258,673)
Foreign exchange gain on cash and cash equivalents	54,876	125,967
Change in Cash and Cash Equivalents	3,635,599	(2,289,704)
Cash and Cash Equivalents – Beginning of Period	4,878,601	8,449,471
Cash and Cash Equivalents – End of Period	8,514,200	6,159,767
Cash	8,514,200	6,159,767
Cash equivalents	-	-

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Three Months Ended April 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2010	69,926,043	699	81,950,076	4,237,100	(63,704,645)	22,483,230
Stock options exercised at a price of $0.30 per share	791,666	8	234,949	-	-	234,957
Common shares issued (net of costs -$761,196) at a price of $0.33 per share	27,993,939	280	8,476,524	-	-	8,476,804
Stock based compensation (Note 6 & 7)	-	-	121,541	-	-	121,541
Net loss for the period	-	-	-	-	(668,380)	(668,380)

Balance – April 30, 2010	98,711,648	987	90,783,090	4,237,100	(64,373,025)	30,648,152

Three Months Ended April 30, 2009
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2009	69,926,043	699	81,155,715	4,237,100	(61,564,544)	23,828,970
Stock based compensation	-	-	134,920	-	-	134,920
Net loss for the period	-	-	-	-	(696,948)	(696,948)

Balance – April 30, 2009	69,926,043	699	81,290,635	4,237,100	(62,261,492)	23,266,942

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

Triangle Petroleum Corporation, together with its consolidated subsidiaries (“Triangle” or the “Company”), is an independent oil and gas company focused primarily on the acquisition, exploration and development of resource properties.  The Company’s primary exploration and development acreage is located in the Williston Basin of North Dakota and the Horton Bluff formation of the Maritimes Basin of Eastern Canada. The Company also has minor producing properties in the Fort Worth Basin and in the Alberta Deep Basin.

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

The Company believes that it has sufficient funds, including those raised in the first quarter of fiscal 2011, to maintain its interest in the existing properties and to maintain core operating, exploration and development activities through to April 30, 2011 The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete exploration and development activities. The Company plans to fund exploration and development activities through existing cash resources and in the future by offering debt or equity securities, farm-out arrangements or other means.

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

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2010 and our operations and cash flows for the three month periods ended April 30, 2010 and 2009. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2010.

The Company’s oil and gas operations are generally conducted jointly with others and, as such, these financial statements reflect the Company’s proportionate share of these operations.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3. Oil and Gas Properties

Three months ended April 30, 2010:

	Costs			Accumulated Depletion			Net Carrying
	Opening	Additions	Closing	Opening	Depletion	Closing	Value
	$	$	$	$	$	$	$
Proved Properties	12,775,959	-	12,775,959	12,775,959	-	12,775,959	-
Unproven Properties	36,660,276	4,840,306	41,500,582	17,876,901	-	17,876,901	23,623,681
Total	49,436,235	4,840,306	54,276,541	30,652,860	-	30,652,860	23,623,681

For the three month period ended April 30, 2010, the Company’s net cash outflow for oil and gas additions was $4,840,306 less $444,634 of increases in non cash working capital during the quarter

Proved Properties

At April 30, 2010 and January 31, 2010, the Company had no carrying value for proved properties.

Unproven Properties

All of the Company’s unproven properties are not subject to depletion. The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	April 30, 2010 $	January 31, 2010 $
Windsor Block of Maritimes Basin (Nova Scotia)	18,863,890	18,783,375
Williston Basin (North Dakota)	4,759,791	-
Total unproven acquisition and exploration costs	23,623,681	18,783,375

We have an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada (the “Windsor Block”) and serve as operator. Effective April 15, 2009, the Nova Scotia government issued a 10 year production lease covering the lands. The production lease and work program for the Windsor Block will be due for review in April 2014 with the Province of Nova Scotia.
The Company is currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the newly identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

4.  Asset Retirement Obligations

	Three Months April 30, 2010 $	Three Months April 30, 2009 $
Balance, beginning of period	1,180,515	727,862
Liabilities settled in cash	-	(6,509)
Accretion	64,479	18,724
Balance, end of period	1,244,994	740,077

5.  Warrants

As at April 30, 2010, the Company had 9,128,750 warrants outstanding that can be exercised into 9,128,750 shares of common stock at a price of $2.25 per share, which expire on June 3, 2010. The warrants were granted on June 3, 2008, at which time they had a relative fair value compared to the common stock issued of $4,237,100.

6.  Stock Options

As a result of the actual number of  forfeited stock options exceeding the estimated forfeiture rate, during the three month period ended April 30, 2010, the Company recorded a net recovery of stock-based compensation of $27,122 (2009 – expense of $134,920), in general and administrative expense.

A summary of the Company’s stock options outstanding is as follows:

	Options #	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2010	5,700,000	0.52	-

Exercised	(791,666)	0.24	403,750
Forfeited	(850,000)	2.47	-
Cancelled	(658,334)	0.24	-
Outstanding April 30,2010	3,400,000	0.15	2,040,000
Exercisable, April 30, 2010	200,000	0.25	100,000

The weighted average remaining contractual life of stock options outstanding as of April 30, 2010 was 4.5 years.  As at April 30, 2010, there was $360,174 of total unrecognized compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 30 months.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

A summary of the status of the Company’s non-vested share options as of April 30, 2010, and changes during the three month period ended April 30, 2010, is presented below:

	Options #	Weighted Average Grant-Date Fair Value $

Non-vested at January 31, 2010	3,863,333	0.11

Cancelled	(30,000)	1.40
Forfeited	(550,000)	0.24
Vested	(83,333)	0.27
Non-vested at April 30, 2010	3,200,000	0.11

7.  Deferred Share Units

Effective February 2, 2010, the Company implemented a Deferred Share Unit (“DSU”) pursuant to the existing Stock Option Plan (2009). A DSU vests and will be automatically exchanged on a one-for-one basis for common shares issued from treasury equal to the number of DSU’s granted, one year from the date of grant.

	Deferred Share Units #	Aggregate Intrinsic Value $

Outstanding, January 31, 2010	-	-

Granted	2,100,000
Outstanding April 30,2010	2,100,000	1,575,000
Exercisable, April 30, 2010	-	-

The stock based compensation associated with the DSU’s was based on the number of DSU’s granted multiplied by the trading price of the common shares on the grant date. The forfeiture rate applied to the DSU’s is 10%. The estimated cost of the DSU’s is being expensed over the one year vesting period.

During the three month period ended April 30, 2010, the Company recorded stock-based compensation of $148,663 (2009 - nil), for the DSU’s, in general and administrative expense. As at April 30, 2010, there was $475,037 of total unrecognized compensation costs related to deferred share units which are expected to be recognized over a weighted-average period of 9 months.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

8.  Subsequent Events

In May 2010, the Company sold the producing well at Wapiti, Alberta including 2,560 gross acres (1,001 net acres) of developed lands and 1,920 gross acres (864 net acres) of undeveloped lands for the sum of $977,000. The sale was effective April 1, 2010.

In May 2010, the Company executed a purchase and sale agreement to acquire 2,600 net acres of oil and gas properties in the Williston Basin, which includes approximately 15 boepd of production and a 30% share of associated surface facilities and assets. Total consideration of $3.2 million, will be paid in the form of future well carry, which is expected to occur in fiscal 2011.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q and the Annual Consolidated Financial Statements and the MD&A included in the fiscal 2010 Form 10-K. Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Overview

We are an oil and gas exploration and development company focused primarily on the acquisition, exploration and development of resource properties consisting mainly of unconventional oil and gas reserves. We have recently undertaken a new strategic investment strategy in the Bakken Shale play in North Dakota with our entry into a joint participation agreement, effective January 15, 2010 (the “Slawson Agreement”), with Slawson Exploration Company, Inc. (“Slawson”), aimed at the acquisition and development of acreage in known areas of production in McKenzie and Williams Counties of North Dakota. In addition, we have interests in the Maritimes Basin in the Province of Nova Scotia. See “Properties” below.

Properties

All of our oil and gas properties are located in the United States and Canada.

Core Property

Williston Basin – During the first quarter fiscal 2011, the Company spent $4,759,791 to acquire 5,300 net acres in the Williston basin in North Dakota as part of the ongoing leasehold acquisitions pursuant to the Slawson Agreement in addition to other independent leasing activities.

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

As part of the Slawson Agreement, we have agreed to pay our participation interest share of all costs incurred in the Project, plus (i) an additional amount equal to 20% to 60% of our costs directly attributable to lease acquisitions, which amount depends on the bonus cost of a lease per net acre, (ii) an additional amount equal to 50% of our share of brokerage costs and other leasehold costs except those direct lease costs set out above and except those included in an applicable authorization for expenditure, and (iii) an additional 10% of our share in costs proposed in the applicable authorizations for expenditure for wells drilled under the Slawson Agreement. We anticipate the first well under this agreement to be spud in the summer of 2010.

On shore Exploration Program –Nova Scotia – The company currently holds an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada (the “Windsor Block”) and serve as operator of the Windsor Block. Prior to April 15, 2009, the land was governed by an exploration agreement between the company and the Province of Nova Scotia. On April 15, 2009, the Windsor Block exploration agreement was designated a 10-year Production Lease. The company acquired a 30% working interest in the Windsor Block in June 2009 from Contact Exploration Inc. (“Contact”) in exchange for a 5.75% non-convertible gross overriding royalty interest, a cash payment of Cdn $270,000 and the assumption of any liabilities related to the former working interest of Contact. This acquisition resulted in the current 87% working interest.

In October 2009, the Company conducted a 30 kilometer 2D seismic program on the Windsor Block. This data was processes and interpreted in the fiscal quarter ending January 31, 2010. This seismic program, combined with the three completion operations on previously drilled exploration wells fulfill the first-year work program as provided for in the production lease.

Based on the interpretation of the seismic data, a conventional closed structure has been identified on the Windsor Block. The company is currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the newly identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block.

Other Properties

Non-Core Producing Properties – We are producing from one well in the Alberta Deep Basin of Canada, which has been sold in May 2010 along with the associated undeveloped acreage for the sum of $977,000. The Company also has production from three low working interest shale gas wells in the Barnett Shale trend of the Fort Worth Basin of Texas, U.S.
Non-Core Undeveloped Properties – We have 4,427 non-operated net acres in the U.S. Rocky Mountains and 3,024 net acres in the Alberta Deep Basin of Canada. In fiscal 2010, there was no exploration activity on these undeveloped land positions and there continues to be no exploration activity planned for these projects in fiscal 2011.

Results of operations for the three months ended April 30, 2010 compared to the three months ended April 30, 2009
Daily Sales Volumes, Working Interest before royalties

		Three Months Ended April 30, 2010	Three Months Ended April 30, 2009
Barnett Shale in Texas, USA	Mcf/day	59	56
Deep Basin in Alberta, Canada	Mcf/day	29	71
Total Company	Mcf/day	88	127
Total Company	Boe/day*	15	21

* Thousand Cubic Feet (“Mcf”) converted into Barrel of Oil Equivalent (“Boe”) on a basis of 6:1

Net Operating Results

		Three Months Ended April 30, 2010	Three Months Ended April 30, 2009
Volumes	Mcf	7,784	11,315
Price	$/Mcf	5.03	3.66
Revenue		$39,193	$41,400
Royalties		6,274	7,496
Revenue, net of royalties		32,919	33,904
Production expenses		7,208	20,701
Net		$25,711	$13,203

We realized $39,193 revenue from sales of natural gas and natural gas liquids for the three month period ended April 30, 2010 compared to $41,400 in the same period of the prior year. Revenue decreased mainly due to reduced production volumes as a result of natural declines, and the sale of a Barnett Shale well but was offset by higher gas prices. Royalties as a percentage of revenue were 16% for the three month period April 30, 2010, compared with 18% in the same period of the prior year. Production expenses related to this revenue were $5.55/Boe for the three month period ended April 30, 2010 compared to $10.98/Boe in the same period of the prior year. The decrease in the per Boe rate was mainly due to positive adjustments to miscellaneous operating charges from our partner operated wells.

Depletion, Depreciation and Accretion

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009
Depletion – oil and gas properties	$-	$22,491
Accretion	64,479	18,724
Depletion and Accretion	64,479	41,215
Depreciation – property and equipment	7,073	4,339
Total	$71,552	$45,554

Unproven property costs of $23,623,681 (January 31, 2010 – $18,783,375) were excluded from costs subject to depletion at April 30, 2010.

General and Administrative (“G&A”)

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009
Salaries, benefits and consulting fees	$281,241	$302,907
Office costs	153,935	160,849
Professional fees	64,851	140,938
Public company costs	51,304	92,093
Operating overhead recoveries	(190)	(11,859)
Total G&A	$551,141	$684,928

General and administrative expenses have decreased $133,787 in the three month period ended April 30, 2010 compared to the same period of the prior year primarily due to reduced professional fees and public company costs, as follows:

•	Salaries, benefits and consulting fees, decreased $21,666 mainly due to reduced staff and consultants.
•	Professional fees, which are primarily incurred in Canadian dollars, decreased $76,087 mainly due to reduced legal and reserve evaluation fees.
•
Public company costs decreased $40,789 mainly due to reduced investor relation costs. Public company costs consist mainly of fees for investor relations and also include directors' fees, press release and Securities Exchange Commission filing costs, printing costs and transfer agent fees.

Oil and Gas Properties

	Net Book Value January 31, 2010	Additions	Net Book Value April 30, 2010
Unproven
Nova Scotia, Canada	$18,783,375	$80,516	$18,863,891
Williston Basin	-	4,759,790	4,759,790
Proved
Canada	-	-	-
U.S.A	-	-	-
Net	$18,783,375	$4,840,306	$23,623,681

During the three month period ended April 30, 2010, we focused on land acquisition in the Williston basin and spent $4,759,790 acquiring 5,300 net acres and $80,516 in the Windsor Block, mainly for lease rentals.

Net Cash Oil and Gas Additions:
Three Months Ended April 30, 2010
Net additions, per above table	$4,840,306
Changes in investing working capital	(444,634)
Net oil and gas additions, per Statements of Cash Flows	$4,395,672

Liquidity and Capital Resources

As at April 30, 2010, we had working capital of $8,237,242, resulting primarily from our cash of $8,514,200 and prepaids and other receivables of $486,931, offset by payables and accrued liabilities of $763,889. For the three month period ended April 30, 2010, we had net cash outflow from operating activities before changes in working capital of $521,514, mainly related to $551,330 of cash general and administrative expenses, which is equal to general and administrative expenses net of non-cash stock based compensation expense. For the three month period ended April 30, 2010, we had net cash inflow from financing activities of $8,711,761 from the issuance of 27,993,939 common shares for net proceeds of $8,476,804 and $234,957 of proceeds from 791,666 stock options that were exercised.

For the three month period ended April 30, 2010, we had net cash outflow from investing activities of $4,395,672 for the acquisition of 5,300 net acres in the Williston basin.

We expect significant capital expenditures during the next 12 months for land acquisition and drilling programs on our Williston basin program, overhead and working capital purposes.

 In the Williston basin project, the Company continues to seek addition undeveloped acreage, joint venture partners and farmin opportunities. The drilling program in the Williston basin project is anticipated to commence in the summer of 2010, and we anticipate participating in the drilling of 3.0 gross (0.5 net) wells in total for the fiscal year 2011. Capital expenditures for the balance of fiscal 2011 are projected at $4.0 million for the acquisition of undeveloped lands and $3.0 million for the drilling and completion programs.

The Company is currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the newly identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block. There is a risk we may not secure a new joint operating partner in the Windsor Block, which would slow down or stop exploration on the Windsor Block. There is no significant capital expenditures planned for the Windsor Block in fiscal 2011.

We will have to raise additional funds to complete the exploration and development phase of our programs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future.

By adjusting our operations to the current level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits in the near term and for at least the next twelve month period. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Stock-Based Compensation

We record compensation expense in the consolidated financial statements for stock options and deferred share units granted to employees, consultants and directors using the fair value method. Fair values for stock options are determined using the Black Scholes option pricing model, which is sensitive to the estimate of the Company’s stock price volatility and the options expected life. Compensation costs are recognized over the vesting period.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weakness, which relate to internal control over financial reporting, that was related to segregation of duties is:

a)
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

As a result of the existence of this material weakness as of April 30, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2010, based on the criteria set forth by COSO in Internal Control-Integrated Framework.

The Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. As part of this commitment, we will continue to assess our current personnel resources. As our activities levels increase, we will look to increase our personnel resources to increase segregation of duties. When funds are available to us and as operations increase, we will hire additional knowledgeable personnel to further support our current accounting personnel, which management estimates could cost approximately $100,000 per annum.

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

TRIANGLE PETROLEUM CORPORATION

Date: June 1, 2010	By:	/s/ PETER HILL
Peter Hill
Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2010	By:	/s/ JON SAMUELS
Jon Samuels
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)