Form 10-Q
period 2010-07-31
Triangle Petroleum Corp
filed 2010-09-14
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-51321

TRIANGLE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0430762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1625 Broadway, Suite 780
Denver, CO 80202
(Address of Principal Executive Offices)

(303) 260-7125
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

As of September 14, 2010, there were 101,055,835 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	July 31, 2010 $	January 31, 2010 $

ASSETS

Current Assets

Cash and cash equivalents	2,050,357	4,878,601
Prepaid expenses	461,464	342,635
Other receivables	1,913,241	313,785

Total Current Assets	4,425,062	5,535,021

Property and Equipment	25,432	39,296

Oil and Gas Properties (Note 3)	27,995,018	18,783,375

Total Assets	32,445,512	24,357,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	134,803	574,723
Accrued liabilities	111,702	119,224

Total Current Liabilities	246,505	693,947

Asset Retirement Obligations (Note 4)	1,297,689	1,180,515

Total Liabilities	1,544,194	1,874,462

Subsequent Events (Note 8)
Stockholders’ Equity

Common Stock
Authorized: 150,000,000 shares, par value $0.00001
Issued: 99,011,648 shares
(January 31, 2010 – 69,926,043 shares)	990	699

Additional Paid-In Capital	95,370,116	81,950,076
Warrants (Note 5)	-	4,237,100
Deficit	(64,469,788)	(63,704,645)

Total Stockholders’ Equity	30,901,318	22,483,230

Total Liabilities and Stockholders’ Equity	32,445,512	24,357,692

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended July 31,	Three Months Ended July 31,	Six Months Ended July 31,	Six Months Ended July 31,
	2010	2009	2010	2009
	$	$	$	$

Revenue, net of royalties	8,803	29,183	41,722	63,087

Operating Expenses

Oil and gas production	6,288	31,875	13,495	52,576
Depletion and accretion (Notes 3 and 4)	67,316	50,262	131,795	91,477
Depreciation – property and equipment	6,791	7,335	13,864	11,674
General and administrative	620,179	719,757	1,171,320	1,404,685
Stock-based compensation (Notes 6 and 7)	362,264	135,543	483,805	270,463
Gain on sale of assets	(976,900)	(124,621)	(976,900)	(124,621)
Foreign exchange loss (gain)	19,661	(558,575)	(30,141)	(707,654)

	105,599	261,576	807,238	998,600

Loss from Operations	(96,796)	(232,393)	(765,516)	(935,513)

Other Income

Interest income	32	41	373	6,213

Loss for the Period	(96,764)	(232,352)	(765,143)	(929,300)

Loss Per Share – Basic and Diluted	(0.001)	(0.003)	(0.008)	(0.013)

Weighted Average Number of Shares Outstanding – Basic and Diluted	98,812,735	69,926,043	91,586,096	69,926,043

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
	$	$	$	$
Operating Activities
Loss for the period	(96,764)	(232,352)	(765,143)	(929,300)

Adjustments to reconcile loss for the period to net cash used in operating activities:

Depletion and accretion (Notes 3 and 4)	67,316	50,262	131,795	91,477
Depreciation – property and equipment	6,791	7,335	13,864	11,674
Stock-based compensation (Notes 6 and 7)	362,264	135,543	483,805	270,463
Gain on sale of assets	(976,900)	(124,621)	(976,900)	(124,621)
Foreign exchange	33,424	(547,225)	(13,114)	(709,812)

Asset retirement costs (Note 4)	-	-	-	(6,509)

Changes in operating working capital

Foreign exchange	(212)	3,664	1,256	(4,494)
Prepaid expenses	(123,795)	(1,745)	(168,699)	(23,621)
Other receivables	(2,505)	11,992	41,967	683,244
Accounts payable	(182,366)	(40,268)	(381,917)	(154,402)
Accrued liabilities	7,504	4,251	(7,522)	5,739

Cash Used in Operating Activities	(905,243)	(733,164)	(1,640,608)	(890,162)

Financing Activities
Proceeds from issuance of common stock	-	-	9,472,957	-
Share issuance costs	(12,335)	-	(773,531)	-

Cash Provided by (used in) Financing Activities	(12,335)	-	8,699,426	-

Investing Activities
Purchase of property and equipment	-	(503)	-	(23,507)
Oil and gas property expenditures (Note 3)	(6,480,146)	(586,952)	(10,875,818)	(2,144,778)
Cash advances from partners	-	-	-	(677,843)
Proceeds received from the sale of oil and gas properties	976,900	133,325	976,900	133,325

Cash Used by Investing Activities	(5,503,246)	(454,130)	(9,898,918)	(2,712,803)

Foreign exchange change on cash and cash equivalents	(43,019)	547,557	11,856	673,524

Change in Cash and Cash Equivalents	(6,463,843)	(639,737)	(2,828,244)	(2,929,441)

Cash and Cash Equivalents – Beginning of Period	8,514,200	6,159,767	4,878,601	8,449,471

Cash and Cash Equivalents – End of Period	2,050,357	5,520,030	2,050,357	5,520,030

Non-cash Investing and Financing Activities

Common stock issued for conversion of debentures	-	625,000	-	2,100,140

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Six Months Ended July 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2010	69,926,043	699	81,950,076	4,237,100	(63,704,645)	22,483,230

Stock options exercised	791,666	8	234,949	-	-	234,957
Common shares issued (net of costs of $773,531) at a price of $0.33 per share	27,993,939	280	8,464,189	-	-	8,464,469
Common shares issued pursuant to Termination Agreements at a deemed price of $0.60 per share (Note 6)	300,000	3	179,997	-	-	180,000
Expired warrants			4,237,100	(4,237,100)		-
Stock-based compensation (Notes 6 and 7)	-	-	303,805	-	-	303,805

Net loss for the period	-	-	-	-	(765,143)	(765,143)

Balance – July 31, 2010	99,011,648	990	95,370,116	-	(64,469,788)	30,901,318

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Six Months Ended July 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Warrants	Deficit	Total
	#	$	$	$	$	$

Balance – January 31, 2009	69,926,043	699	81,155,715	4,237,100	(61,564,544)	23,828,970

Stock-based compensation (Notes 6 and 7)	-	-	270,463	-	-	270,463

Net loss for the period	-	-	-	-	(929,300)	(929,300)

Balance – July 31, 2009	69,926,043	699	81,426,178	4,237,100	(62,493,844)	23,170,133

The accompanying notes are an integral part of these consolidated financial statements

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

Triangle Petroleum Corporation, together with its consolidated subsidiaries (“Triangle” or the “Company”), is an independent oil and gas company focused primarily on the acquisition, exploration and development of resource properties.  The Company’s primary exploration and development acreage is located in the Williston Basin of North Dakota and the Horton Bluff formation of the Maritimes Basin of Eastern Canada. The Company also has minor producing properties in the Fort Worth Basin.

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

The Company believes that it has sufficient funds, including those raised in the first and third quarters of fiscal 2011, to maintain its interest in the existing properties and to maintain core operating, exploration and development activities through to July 31, 2011. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete exploration and development activities. The Company plans to fund exploration and development activities through existing cash resources and in the future by offering debt or equity securities, farm-out arrangements or other means.

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

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at July 31, 2010 and our operations and cash flows for the three and six month periods ended July 31, 2010 and 2009. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

3.	Oil and Gas Properties

Six months ended July 31, 2010:

		Costs		Accumulated Depletion				Net Carrying
	Opening	Additions	Closing	Opening	Depletion	Gain	Closing	Value

Proven Properties	-	805,251	805,251	-	-	-	-	805,251
Unproven Properties	36,660,276	8,406,392	45,066,668	17,876,901	-	-	17,876,901	27,189,767
Total	36,660,276	9,211,643	45,871,919	17,876,901	-	-	17,876,901	27,995,018

For the six month period ended July 31, 2010, the Company’s net cash outflow for oil and gas additions was $10,875,818, including cash additions of $9,226,264 plus $1,649,554 of changes in investing working capital during the first half of fiscal 2011. Net non-cash additions of ($14,621) included ($29,394) of ARO dispositions and $14,773 of ARO additions.

Proved Properties

At January 31, 2010, the carrying value of proved properties was $nil. At July 31, 2010, the carrying value of proved properties was $805,251, comprised of assets in the Williston Basin (North Dakota).

Unproven Properties

All of the Company’s unproven properties are not subject to depletion. The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	July 31, 2010 $	January 31, 2010 $

Windsor Block of Maritimes Basin (Nova Scotia)	18,861,608	18,783,375
Williston Basin (North Dakota)	8,328,159	-

Total unproven acquisition and exploration costs	27,189,767	18,783,375

The Company has an 87% working interest in 474,625 gross acres (412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada (the “Windsor Block”) and serve as operator. Effective April 15, 2009, the Nova Scotia government issued a 10 year production lease covering the lands. The production lease and work program for the Windsor Block will be due for review in April 2014 with the Province of Nova Scotia. The Company is currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the newly identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block.

During the first half of fiscal 2011, the Company acquired approximately 10,000 net acres in the Williston Basin of North Dakota for a cost of $7.4 million and incurred drilling costs of $0.9 million in the Grizzly project.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

4.  Asset Retirement Obligations

	Six Months July 31, 2010 $	Six Months July 31, 2009 $

Balance, beginning of period	1,180,515	727,862
Liabilities incurred	14,773	144,750
Liabilities settled as part of disposition	(29,394)	-
Liabilities settled in cash	-	(6,509)
Accretion	131,795	61,132

Balance, end of period	1,297,689	927,235

5.	Warrants

As at January 31, 2010, the Company had 9,128,750 warrants outstanding that were exercisable into 9,128,750 shares of common stock at a price of $2.25 per share. No warrants were exercised and all warrants expired on June 3, 2010.

6.	Stock Options

During the three and six month periods ended July 31, 2010, the Company recorded stock-based compensation expense for the stock options, DSU’s and Termination Agreements of $362,264 and $483,305 (2009 – $135,543 and $270,463). In the second quarter of fiscal 2011, the Company issued 300,000 common shares to former employees pursuant to various Termination Agreements at a deemed price of $0.60 share for consideration of $180,000.

A summary of the outstanding stock options is as follows:

	Options #	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2010	5,700,000	0.52	-

Exercised	(791,666)	0.24	203,458
Cancelled	(850,000)	2.47	-
Forfeited	(658,334)	0.24	-
Outstanding July 31,2010	3,400,000	0.15	1,197,480
Exercisable, July 31, 2010	200,000	0.25	49,140

The weighted average remaining contractual life of stock options outstanding as of July 31, 2010 was 4.2 years.
As at July 31, 2010, there was $265,517 of total unrecognized compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 27 months.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

6.	Stock Options (continued)

A summary of the status of the Company’s non-vested share options as of July 31, 2010, and changes during the six month period ended July 31, 2010, is presented below:

	Options #	Weighted Average Grant-Date Fair Value $

Non-vested at January 31, 2010	3,863,333	0.12

Cancelled	(30,000)	0.78
Forfeited	(550,000)	0.12
Vested	(83,333)	0.21

Non-vested at July 31, 2010	3,200,000	0.11

7. Deferred Share Units

Effective February 2, 2010, the Company implemented a Deferred Share Unit (“DSU”) pursuant to the existing Stock Option Plan (2009). A DSU vests and will be automatically exchanged on a one-for-one basis for common shares issued from treasury equal to the number of DSU’s granted, one year from the date of grant.

	Deferred Share Units #	Aggregate Intrinsic Value $

Outstanding, January 31, 2010	-	-

Granted	2,150,000	1,075,000
Outstanding July 31,2010	2,150,000	1,075,000
Exercisable, July 31, 2010	-	-

The stock-based compensation associated with the DSU’s was based on the number of DSU’s granted multiplied by the trading price of the common shares on the grant date. The forfeiture rate applied to the DSU’s is 10%. The estimated cost of the DSU’s is being expensed over the one year vesting period. As at July 31, 2010, there was $387,131 of total unrecognized compensation costs related to deferred share units which are expected to be recognized over a weighted-average period of 6 months.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

8.	Subsequent Event

On August 9, 2010, the Company completed a private placement; whereby, 2,044,187 common shares were issued at a price of $0.43 per share for net proceeds of approximately $836,000. Triangle intends to use the funds for general corporate purposes, including acquisition of acreage, funding of drilling commitments and working capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports and statements filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important  factors  currently  known  to our management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials and competition.

Overview

We are an oil and natural gas exploration company currently focused on the acquisition and development of unconventional shale oil resources. In late 2009, we adopted a new investment strategy shifting our area of focus from the Maritimes Basin in the Province of Nova Scotia to the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.  To date, we have acquired over 10,000 net acres primarily in McKenzie and Williams Counties of North Dakota. Having identified an area of focus in the Bakken Shale that we believe will generate attractive returns on invested capital, we are continuing to explore further opportunities in the region with a goal of reaching 30,000 net acres by the end of 2011.

In the Maritimes Basin, we hold over 400,000 net acres with numerous conventional and unconventional objectives, including the Windsor and Horton Shales. As a result of the processing and interpretation of our proprietary 2D seismic data, we have identified a conventional exploration opportunity that we believe could hold significant natural gas reserves. We are currently marketing the prospect to industry partners as a farm-out opportunity and propose to enter into an agreement whereby we would maintain a working interest position and potential partners would agree to cover 100% of the capital costs of an initial exploration well.

Properties

All of our oil and gas properties are located in the United States and Canada.

Plan of Operations

Williston Basin – We have non-operated leasehold positions in the Williston Basin.  The operations of our non-operated leasehold positions are conducted primarily through agreements with Slawson and Kodiak.  Both companies are experienced operators focused on the development of the Bakken Shale and Three Forks formations.  We are seeking to acquire additional acreage outside of these agreements.

 During the first half fiscal 2011, the Company spent $7,422,387 to acquire approximately 10,000 net acres in the Williston basin in North Dakota as part of the ongoing leasehold acquisitions pursuant to the Slawson Agreement and the Grizzly Project.

We have entered into a joint participation agreement, effective January 15, 2010 (the “Slawson Agreement”) with Slawson Exploration Company, Inc. (“Slawson”) to acquire and develop acreage in known areas of production from the Bakken Shale and Three Forks formations. The Slawson Agreement is confined to an agreed upon area of mutual interest (“AMI”) within the Rough Rider area of McKenzie and Williams Counties in North Dakota.  We have acquired approximately 6,000 net acres to date under the Slawson Agreement and have identified numerous drilling locations with plans to spud our first well between late 2010 and early 2011. Under the terms of the Slawson Agreement, we agree to pay 33% of the gross well costs and between a 20% and 60% premium of our pro rata share of leasehold acquisition costs to earn a 30% working interest in all wells drilled within the AMI through January 15, 2012. We believe the terms of the Slawson Agreement are consistent with industry practice and will result in net costs to us that are substantially lower than we could achieve on our own.

In May 2010, the Company entered into a purchase and sale agreement with Kodiak Oil and Gas Corporation (“Kodiak”), acquiring approximately 2,600 net acres in an area of McKenzie County, referred to as the Grizzly Project. Under the terms of the agreement, we agreed to pay $3.2 million to Kodiak in the form of future drilling carry for a 30% working interest in the Grizzly Project area. After the $3.2 million has been expended, we will have earned our 2,600 net acres, with all future wells to be drilled according to our working interest position. As described below, we have plans to drill at least three gross wells in the Grizzly Project by year-end.

Using industry accepted well spacing parameters, we believe that there could be over 75 gross drilling locations prospective for the Bakken Shale on our acreage in the Williston Basin.  Where applicable we plan to drill three 9,500 foot lateral wells on 1,280 acre units. Consistent with leading field operators, we plan to perform multi-stage fracs with 25 to 30 stages on each lateral well. We also plan to drill shorter laterals on smaller units as dictated by our leasehold position. We expect the number of identified locations to grow as we continue to evaluate and expand our leasehold position and industry activity confirms the prospectivity of the Bakken Shale and Three Forks formations on our acreage.

In May 2010, we announced our plans to participate in the drilling of a well in McKenzie County with an approximate 15% working interest in this well. Operations commenced in July 2010 with XTO Energy Inc. as operator. The well is being drilled on a 1,280 spacing unit and is expected to be completed with a 25-stage frac job. We anticipate this well being spud in the third quarter of fiscal 2011.

In June 2010, we commenced a two well drilling program in the Grizzly Project with Kodiak as operator. The first well, the Grizzly #13-6H, is a short lateral re-entry of an existing wellbore. The gross estimated costs are $3.2 million and Triangle holds an approximate 26% working interest in this well. We anticipate this well completion will occur in September 2010. The second well, the Grizzly #1-27H, is being drilled on a 1,280 spacing unit and is expected to be completed with a 25-stage frac job. The gross estimated costs are $6.5 million and we have an approximate 26% working interest in this well. We anticipate this well will also be completed in September 2010. The Company also acquired an approximate 26% working interest in one oil well in the Grizzly Project area for a cost of $0.8 million. This oil well has an estimated production capability of 55 Boepd (15 Boepd net).

On Shore Exploration Program –Nova Scotia – We have an 87% working interest in approximately 474,625 gross acres (approximately 412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada (the “Windsor Block”) and serve as operator of the Windsor Block. In October 2009, we completed an approximately 30 square kilometer 2D seismic shoot on the Windsor Block. This data was processed and interpreted in the fiscal quarter ending January 31, 2010. We believe that this seismic program, combined with the three completion operations on previously drilled vertical exploration wells, satisfied the first-year requirements of our 10-year production lease.

We are continuing to evaluate the anticipated performance and viability of our working interest in the Windsor Block. In the course of such evaluations, we intend to consider a range of options available under our existing production lease, including potential farm-outs or divestitures of some or all of our leasehold. We do not currently plan on devoting any of our 2010 capital budget to our Maritimes Basin operations.

Based on the interpretation of the seismic data, a conventional closed structure has been identified on the Windsor Block. We are currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the newly identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block.

Other Properties

Non-Core Producing Properties – We were producing from one well in the Alberta Deep Basin of Canada, which was sold in May 2010 along with the associated undeveloped acreage for approximately $977,000 in cash. The Company also has production from three low working interest shale gas wells in the Barnett Shale trend of the Fort Worth Basin of Texas, although we consider the production volumes to be immaterial.

Non-Core Undeveloped Properties – We have 4,427 non-operated net acres in the U.S. Rocky Mountains and 3,024 net acres in the Alberta Deep Basin of Canada. In fiscal 2010, there was no exploration activity on these undeveloped land positions and there continues to be no exploration activity planned for these projects in fiscal 2011.

Results of operations for the three and six months ended July 31, 2010 compared to the three and six months ended July 31, 2009

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
Barnett Shale in Texas, USA	Mcf/day	67	56	57	56
Deep Basin in Alberta, Canada	Mcf/day	-	62	6	66
Total Company	Mcf/day	67	118	63	122
Total Company	Boe/day*	11	20	11	20

* Thousand Cubic Feet (“Mcf”) converted into Barrel of Oil Equivalent (“Boe”) on a basis of 6:1

Net Operating Results

		Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
Volumes	Mcf	6,159	10,825	11,375	22,140
Price	$/Mcf	3.60	3.19	$5.39	3.43
Revenue		$22,169	$34,584	$61,362	$75,984
Royalties		13,366	5,401	19,640	12,897
Revenue, net of royalties		8,803	29,183	41,722	63,087
Production expenses		6,288	31,875	13,495	52,576
Net		$2,515	$(2,692)	$28,227	$10,511

For the three and six month periods ended July 31, 2010, we realized $22,169 and $61,362, respectively, in revenue from sales of natural gas and natural gas liquids, as compared to $34,584 and $75,984 in the same periods of the prior year. Revenue decreased mainly due to the sale of the Wapiti property effective April 1, 2010. Royalties as a percent of revenue were 60% and 32% for the three and six month periods ended July 31, 2010, respectively, compared with 16% and 17% in the same periods of the prior year. Royalties increased due to natural gas cost allowance adjustments for the previous years. Production expenses related to this revenue were $6.13/Boe and $7.12/Boe for the three and six month periods ended July 31, 2010, respectively, compared to $17.67/Boe and $14.25/Boe in the same periods of the prior year. The decrease in the per Boe rate in the three and six month period ended July 31, 2010 was mainly due to the lower maintenance costs of wells and positive adjustments to miscellaneous operating cost from our partner operated wells.

Depletion, Depreciation and Accretion

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
Depletion – oil and gas properties	$-	$7,854	$-	$30,345
Accretion	67,316	42,408	131,795	61,132
Depletion and Accretion	67,316	50,262	131,795	91,477
Depreciation – property and equipment	6,791	7,335	13,864	11,674
Total	$74,107	$57,597	$145,659	$103,151

Unproven property costs of $27,189,767 (January 31, 2010 – $18,783,375) were excluded from costs subject to depletion at July 31, 2010.

General and Administrative (“G&A”)

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
Salaries, benefits and consulting fees	$271,134	$462,076	$552,375	$764,983
Office costs	154,642	142,278	308,574	303,127
Professional fees	127,640	42,910	192,491	183,848
Public company costs	66,698	92,962	118,002	185,055
Operating overhead recoveries	65	(20,469)	(122)	(32,328)
Total G&A	$620,179	$719,757	$1,171,320	$1,404,685

G&A expenses decreased in the three and six month periods ended July 31, 2010 compared to the same periods of the prior year primarily due to reduced salaries, benefits and consulting fees and public company costs, as follows:

•	Salaries, benefits and consulting fees decreased by $190,942 and $212,608 in the three and six month periods, respectively, mainly due to reduced staff and consultants; and
•
Public company costs decreased by $26,264 and $67,053 in the three and six month periods, respectively, mainly due to reduced investor relations costs. Public company costs consist mainly of fees for investor relations and also include directors' fees, press releases and SEC filing costs, printing costs and transfer agent fees.

Oil and Natural Gas Properties

	Net Book Value January 31, 2010	Additions	Depletion and Impairment	Dispositions	Gain (Loss)	Net Book Value July 31, 2009

Unproven
Windsor Block Maritimes Shale –Nova Scotia, Canada	$18,783,375	$78,233	$-	$-	$-	$18,861,608
Williston Basin – North Dakota	-	8,328,159	-	-	-	8,328,159
Western Canadian Shale – Alberta and B.C., Canada	-	-	-	(976,900)	976,900	-
Proved
Williston Basin – North Dakota	-	805,251	-	-	-	805,251
Total Proved and Unproven	$18,783,375	$9,211,643	$-	$(976,900)	$976,900	$27,995,018

During the six month period ended July 31, 2010, we focused on land acquisitions and drillings programs in the Williston Basin and spent $9.1 million primarily for:

•	acquiring approximately 10,000 net acres for a cost of $7.4 million,
•	drilling the Grizzly 13-6H-T147N-R104W horizontal well for a net cost of $0.3 million,
•	drilling the Grizzly 1-27H-T148N-R105W horizontal well for a net cost of $0.6 million and
•	acquiring the Grizzly 4-11-T147N-R104W oil well for $0.8 million.

Net Cash Oil and Natural Gas Additions:
	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
Net additions, per above table	$9,211,643	$1,232,064
Non-cash ARO additions	(14,773)	(144,750)
Non-cash ARO dispositions	29,394	-
Changes in investing working capital	1,649,554	1,057,464
Net oil and gas additions, per Statements of Cash Flows	$10,875,818	$2,144,778

Liquidity and Capital Resources

As of July 31, 2010, we had working capital of $4,178,557, resulting primarily from cash of $2,050,357, prepaid expenses of $461,464 and other receivables of $1,913,241, offset by payables and accrued liabilities of $246,505.

For the six month period ended July 31, 2010, we had net cash outflow from operating activities before changes in working capital of $1,125,693, mainly related to $1,171,320 of cash G & A expenses. For the six month period ended July 31, 2010, we had net cash inflow from financing activities of $8,699,426 from the issuance of 27,993,939 common shares for net proceeds of $8,464,469 and $234,957 of proceeds from 791,666 stock options that were exercised. For the six month period ended July 31, 2010, we had net cash outflow from investing activities of $10,875,818 which includes (i) $7,422,387 for the acquisition of approximately 10,000 net acres in the Williston Basin, (ii) $896,250 for the costs of drilling 2.0 gross (0.5 net) wells and (iii) $0.8 million for the acquisition of the Grizzly #4-11 oil well. Net cash outflows for Nova Scotia were $107,627. Changes to investing working capital accounted for $1,649,554, primarily due to cash calls paid in the connection with the drilling of our two wells in the Grizzly Project. During the six month period ended July 31, 2010, we received proceeds from the sale of the Wapiti property of $976,900.

In the Williston Basin project, we continue to seek additional undeveloped acreage, joint venture partners and farm-in opportunities. The drilling and completion program in the Williston Basin project commenced in the summer of 2010 and completion of the wells is anticipated to be finalized in the fourth quarter of fiscal 2011. We anticipate participating in the drilling of 6.0 gross (1.0 net) wells in total for the 2011 fiscal year. Capital expenditures for the balance of fiscal 2011 are projected at $2.0 million for the acquisition of undeveloped lands and $3.0 million for the drilling and completion programs.

We are currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the recently identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block. There is a risk we may not secure a new joint operating partner in the Windsor Block, which could result in a slowdown or suspension of exploration on the Windsor Block. There are no significant capital expenditures planned for the Windsor Block in fiscal 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

a)
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

As a result of the existence of this material weakness as of July 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2010, based on the criteria set forth by COSO in Internal Control-Integrated Framework.

The Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. As part of this commitment, we will continue to assess our current personnel resources. As our activities levels increase, we will look to increase our personnel resources to increase segregation of duties. When funds are available to us and as operations increase, we will hire additional knowledgeable personnel to further support our current accounting personnel, which management estimates could cost in excess of $100,000 per annum.

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

TRIANGLE PETROLEUM CORPORATION

Date: September 14, 2010	By:	/s/ PETER HILL
Peter Hill
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2010	By:	/s/ JON SAMUELS
Jon Samuels
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)