Form 10-Q
period 2010-10-31
Triangle Petroleum Corp
filed 2010-12-09
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2010

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

As of December 7, 2010, there were 22,525,584 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	October 31, 2010 $	January 31, 2010 $

ASSETS

Current Assets

Cash and cash equivalents	1,158,430	4,878,601
Prepaid expenses	933,682	342,635
Other receivables	162,740	313,785

Total Current Assets	2,254,852	5,535,021

Property and Equipment	20,144	39,296

Oil and Gas Properties (Note 3)	31,322,133	18,783,375

Total Assets	33,597,129	24,357,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	698,159	574,723
Accrued liabilities	539,758	119,224

Total Current Liabilities	1,237,917	693,947

Asset Retirement Obligations (Note 4)	1,364,978	1,180,515

Total Liabilities	2,602,895	1,874,462

Subsequent Events (Note 8)
Stockholders’ Equity

Common Stock (Note 2(b))
Authorized: 70,000,000 shares, par value $0.00001
Issued: 10,105,584 shares
(January 31, 2010 – 6,992,604 shares)	101	70

Additional Paid-In Capital	96,491,505	81,950,705
Warrants (Note 5)	-	4,237,100
Deficit	(65,497,372)	(63,704,645)

Total Stockholders’ Equity	30,994,234	22,483,230

Total Liabilities and Stockholders’ Equity	33,597,129	24,357,692

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,
	2010	2009	2010	2009
	$	$	$	$

Revenue, net of royalties	100,444	29,345	142,166	92,432

Operating Expenses

Oil and gas production	23,911	20,893	37,406	73,469
Depletion and accretion (Notes 3 and 4)	100,503	54,470	232,298	145,947
Depreciation – property and equipment	5,288	7,272	19,152	18,946
General and administrative	741,165	486,451	1,912,485	1,891,136
Stock-based compensation (Notes 6 and 7)	264,902	131,763	748,707	402,226
Gain on sale of assets	-	(783,612)	(976,900)	(908,233)
Foreign exchange loss (gain)	(7,638)	31,000	(37,779)	(676,654)

	1,128,131	(51,763)	1,935,369	946,837

Earnings (loss) from Operations	(1,027,687)	81,108	(1,793,203)	(854,405)

Interest income	103	47	476	6,260

Earnings (loss) for the Period	(1,027,584)	81,155	(1,792,727)	(848,145)

Earnings (loss) Per Share – Basic and Diluted	(0.10)	0.01	(0.19)	(0.12)

Weighted Average Number of Shares Outstanding – Basic and Diluted (Note 2(b))	10,085,586	6,992,600	9,470,979	6,992,600

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009
	$	$	$	$
Operating Activities
Earnings (loss) for the period	(1,027,584)	81,155	(1,792,727)	(848,145)

Adjustments to reconcile earnings (loss) for the period to net cash used in operating activities:

Depletion and accretion (Notes 3 and 4)	100,503	54,470	232,298	145,947
Depreciation – property and equipment	5,288	7,272	19,152	18,946
Stock-based compensation (Notes 6 and 7)	264,902	131,763	748,707	402,226
Gain on sale of assets	-	(783,612)	(976,900)	(908,233)
Foreign exchange	(9,464)	29,466	(22,579)	(680,346)

Asset retirement costs (Note 4)	-	(17,447)	-	(23,956)

Changes in operating working capital

Foreign exchange	483	(860)	1,739	(5,354)
Prepaid expenses	(150,087)	22,840	(318,786)	(781)
Other receivables	(70,523)	22,860	(28,556)	706,104
Accounts payable	231,716	574	(150,201)	(153,828)
Accrued liabilities	(21,951)	3,622	(29,473)	9,361

Cash Used in Operating Activities	(676,717)	(447,897)	(2,317,326)	(1,338,059)

Financing Activities
Proceeds from issuance of common stock	878,999	-	10,351,956	-
Share issuance costs	(23,401)	-	(796,932)	-

Cash Provided by Financing Activities	855,598	-	9,555,024	-

Investing Activities
Purchase of property and equipment	-	(2,222)	-	(25,729)
Oil and gas property expenditures (Note 3)	(1,079,792)	(273,586)	(11,955,610)	(2,418,364)
Cash advances from partners	-	-	-	(677,843)
Proceeds received from the sale of oil and gas properties	-	744,408	976,900	877,733

Cash Used by Investing Activities	(1,079,792)	468,600	(10,978,710)	(2,244,203)

Foreign exchange change on cash and cash equivalents	8,984	(30,616)	20,841	642,908

Change in Cash and Cash Equivalents	(891,927)	(9,913)	(3,720,171)	(2,939,354)

Cash and Cash Equivalents – Beginning of Period	2,050,357	5,520,030	4,878,601	8,449,471

Cash and Cash Equivalents – End of Period	1,158,430	5,510,117	1,158,430	5,510,117

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Nine Months Ended October 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares #	Amount	Capital	Warrants	Deficit	Total
	(Note 2(b))	$	$	$	$	$

Balance – January 31, 2010	6,992,604	70	81,950,705	4,237,100	(63,704,645)	22,483,230

Stock options exercised	79,167	1	234,956	-	-	234,957
Common shares issued (net of costs of $773,531) at a price of $3.30 per share	2,799,394	28	8,464,441	-	-	8,464,469
Common shares issued (net of costs of $23,401) at a price of $4.30 per share	204,419	2	855,596	-	-	855,598
Common shares issued pursuant to termination agreements at a deemed price of $6.00 per share (Note 6)	30,000	-	180,000	-	-	180,000
Expired warrants (Note 5)	-	-	4,237,100	(4,237,100)	-	-
Stock-based compensation (Notes 6 and 7)	-	-	568,707	-	-	568,707

Net loss for the period	-	-	-	-	(1,792,727)	(1,792,727)

Balance – October 31, 2010	10,105,584	101	96,491,505	-	(65,497,372)	30,994,234

Triangle Petroleum Corporation
Statement of Stockholders’ Equity
Nine Months Ended October 31, 2009
(Expressed in U.S. dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares #	Amount	Capital	Warrants	Deficit	Total
	(Note 2(b))	$	$	$	$	$

Balance – January 31, 2009	6,992,604	70	81,156,344	4,237,100	(61,564,544)	23,828,970

Stock-based compensation (Notes 6 and 7)	-	-	402,226	-	-	402,226

Net loss for the period	-	-	-	-	(848,145)	(848,145)

Balance – October 31, 2009	6,992,604	70	81,558,570	4,237,100	(62,412,689)	23,383,051

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

1. Nature of Operations

The Company is primarily engaged in the acquisition, exploration and development of oil and gas resource properties and has a limited number of producing wells that generate cash flows from operations. The Company has not generated significant revenues from operations. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves and to commercialize the oil and gas properties.

The Company believes that it has sufficient funds, including those raised in November 2010 (Note 8), to maintain its interest in the existing properties and to maintain core operating, exploration and development activities through to October 31, 2011. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. The Company plans to fund exploration and development activities through existing cash resources and in the future by offering debt or equity securities, farm-out arrangements or other means as required.

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

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company’s financial position at October 31, 2010 and its operations and cash flows for the three and nine month periods ended October 31, 2010 and 2009. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

The Company’s oil and gas operations are generally conducted jointly with others and, as such, these financial statements reflect the Company’s proportionate share of these operations.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

(b)    Share Consolidation

Effective November 5, 2010, the Company completed a 1-for-10 reverse stock split and amended its articles of incorporation to decrease the number authorized common stock from 150 million shares to 70 million shares. The October 31, 2010 interim financial statements have been adjusted to reflect the 1-for-10 reverse stock split. Information with respect to common shares, stock based compensation arrangements and loss/earnings per share have been adjusted in the current and comparative periods to reflect the 1-for-10 reverse stock split. In addition, the par value of common stock has been adjusted for the 1-for-10 reverse stock split with a corresponding adjustment to additional paid-in capital for all periods/transactions presented in the October 31, 2010 interim financial statements.

3.	Oil and Gas Properties

Nine months ended October 31, 2010:

	Costs			Depletion			Net Carrying
	Opening	Additions	Closing	Opening	Additions	Closing	Value
	$	$	$	$	$	$	$
Proved Properties	-	805,251	805,251	-	35,844	35,844	769,407
Unproven Properties	36,660,276	11,769,351	48,429,627	17,876,901	-	17,876,901	30,552,726
Total	36,660,276	12,574,602	49,234,878	17,876,901	35,844	17,912,745	31,322,133

For the nine month period ended October 31, 2010, the Company’s net cash outflow for oil and gas additions was $11,955,610, including cash additions of $12,586,593 less $630,983 of changes in investing working capital during the first three quarters of fiscal 2011. Net non-cash additions of ($11,991) included ($29,394) of ARO dispositions and $17,403 of ARO additions.

Proved Properties

At October 31, 2010, the net carrying value of proved properties was $769,407 (January 31, 2010 – nil), comprised of assets in the Williston Basin (North Dakota).

Unproven Properties

All of the Company’s unproven properties are not subject to depletion. The Company's unproven acquisition and exploration costs were distributed in the following geographic areas:

	October 31, 2010 $	January 31, 2010 $

Windsor Block of Maritimes Basin (Nova Scotia)	18,881,330	18,783,375
Williston Basin (North Dakota)	11,671,396	-

Total unproven acquisition and exploration costs	30,552,726	18,783,375

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

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

The production lease and work program for the Windsor Block will be due for review in April 2014 with the Province of Nova Scotia. The Company is currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate an identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block.

During the first three quarters of fiscal 2011, the Company acquired undeveloped land for a cost of $8,490,243 and incurred drilling and completion costs of $3,169,000 in the Williston Basin of North Dakota.

4.	Asset Retirement Obligations

	Nine Months October 31, 2010 $	Nine Months October 31, 2009 $

Balance, beginning of period	1,180,515	727,862
Liabilities incurred	17,403	375,254
Liabilities settled as part of disposition	(29,394)	(39,375)
Liabilities settled in cash	-	(23,956)
Accretion	196,454	107,166

Balance, end of period	1,364,978	1,146,951

5.	Warrants

As at January 31, 2010, the Company had 9,128,750 warrants outstanding that were exercisable into 9,128,750 shares of common stock at a price of $2.25 per share. No warrants were exercised and all warrants expired on June 3, 2010.

6.	Stock Options

During the three and nine month periods ended October 31, 2010, the Company recorded stock-based compensation expense for stock options, Deferred Share Unit (see Note 7) and termination agreements of $264,902 and $748,707 (2009 – $131,763 and $402,226). In the second quarter of fiscal 2011, the Company issued 30,000 common shares to former employees pursuant to various termination agreements at a deemed price of $6.00 per share for consideration of $180,000. A summary of the outstanding stock options is as follows:

	Options #	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, January 31, 2010	570,000	5.20	-

Exercised	(79,167)	2.40	-
Cancelled	(85,000)	24.70	-
Forfeited	(65,833)	2.40	-
Outstanding October 31,2010	340,000	1.50	1,513,960
Exercisable, October 31, 2010	20,000	2.50	61,320

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

The weighted average remaining contractual life of stock options outstanding as at October 31, 2010 was 3.9 years. As at October 31, 2010, there was $242,141 of total unrecognized stock-based compensation costs related to non-vested share-based compensation arrangements which are expected to be recognized over a weighted-average period of 24 months.

A summary of the status of the Company’s non-vested share options as of October 31, 2010, and changes during the nine month period ended October 31, 2010, is as follows:

	Options #	Weighted Average Grant-Date Fair Value $

Non-vested at January 31, 2010	386,333	1.20

Cancelled	(3,000)	7.80
Forfeited	(55,000)	1.20
Vested	(8,333)	2.10

Non-vested at October 31, 2010	320,000	1.10

7. Deferred Share Units

Effective February 2, 2010, the Company implemented a Deferred Share Unit (“DSU”) pursuant to the existing Stock Option Plan (2009). A DSU vests and will be automatically exchanged on a one-for-one basis for common shares issued from treasury equal to the number of DSU’s granted.

	Deferred Share Units #	Aggregate Intrinsic Value $

Outstanding, January 31, 2010	-	-

Granted - one year vesting	215,000	1,260,000
Granted - three year vesting	86,000	516,000
Outstanding October 31, 2010	301,000	1,806,000
Exercisable, October 31, 2010	-	-

The stock-based compensation associated with the DSU’s was based on the number of DSU’s granted multiplied by the trading price of the common shares on the grant date. The forfeiture rate applied to the one year vesting DSU’s is 0% and to the three year vesting DSU’s is 10%. The estimated cost of the DSU’s is being expensed over one year or three year vesting period, as applicable. As at October 31, 2010, there was $626,519 of total unrecognized stock-based compensation costs related to DSU’s which are expected to be recognized over a weighted-average period of 12 months.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars, except as noted)
(Unaudited)

8.	Subsequent Events

On November 5, 2010, the Company’s common stock began trading on the NYSE Amex under the symbol "TPLM." In connection with its listing on the NYSE Amex, the Company's common stock ceased trading on the OTC Bulletin Board and continued trading on the TSX Venture Exchange under the new symbol "TPO." The Company's 1-for-10 reverse stock became effective for trading purposes as of November 5, 2010.

In November 2010, Triangle completed the offering of 12,420,000 common shares (adjusted for the 1 for 10 reverse stock split) at a price of $5.50 per share for gross proceeds of $68.3 million. The net proceeds to the Company of this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, is expected to be approximately $62.6 million.

On October 25, 2010, Triangle announced the acquisition of substantially all the assets of Williston Exploration LLC, a private company, for consideration of up to $2.2 million of cash and up to 433,500 common shares. The closing, which is subject to various conditions, is scheduled to occur in two parts in December 2010 and February 2011.

On December 2, 2010, the Board of Directors of the Company granted senior executives 183,636 shares of restricted stock that will not become effective until approval by the stockholders of the Company of a new equity incentive plan in 2011. Once approved the restricted stock will vest in full on January 31, 2012 subject to the continued service of the executives.

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

Overview

We are an oil and natural gas exploration company currently focused on the acquisition and development of unconventional shale oil resources. In late 2009, we adopted a new investment strategy shifting our area of focus from the Maritimes Basin in the Province of Nova Scotia to the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.  To date, we have acquired over 11,300 net acres primarily in McKenzie and Williams Counties of North Dakota. Having identified an area of focus in the Bakken Shale that we believe will generate attractive returns on invested capital; we are continuing to explore further opportunities in the region with a goal of reaching 30,000 net acres by the end of 2011.

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

Plan of Operations

Williston Basin – We have non-operated leasehold positions in the Williston Basin.  The operations of our non-operated leasehold positions are conducted primarily through agreements with Slawson Exploration Company, Inc. (“Slawson”) and Kodiak Oil and Gas Corp. (“Kodiak”).  Both companies are experienced operators focused on the development of the Bakken Shale and Three Forks formations.  We are seeking to acquire additional acreage outside of these agreements.

During the first three quarters of fiscal 2011, the Company spent $8,490,243 to acquire approximately 11,300 net acres in the Williston basin in North Dakota as part of the ongoing leasehold acquisitions pursuant to the Slawson Agreement and as  joint venture partner with Kodiak in the Grizzly area.

We have entered into a joint participation agreement, effective January 15, 2010 (the “Slawson Agreement”) with Slawson to acquire and develop acreage in known areas of production from the Bakken Shale and Three Forks formations. The Slawson Agreement is confined to an agreed upon area of mutual interest (“AMI”) within the Rough Rider area of McKenzie and Williams Counties in North Dakota.  We have acquired approximately 5,200 net acres to date under the Slawson Agreement and have identified numerous drilling locations with plans to spud our first well between late 2010 and early 2011. Under the terms of the Slawson Agreement, we agree to pay 33% of the gross well costs and between a 20% and 60% premium of our pro rata share of leasehold acquisition costs to earn a 30% working interest in all wells drilled within the AMI through January 15, 2012. We believe the terms of the Slawson Agreement are consistent with industry practice and will result in net costs to us that are substantially lower than we could achieve on our own.

The first well of our joint venture with Slawson has spud on October 30, 2010. The well, Bonanza #1-21-16H, is located in the Rough Rider area in McKenzie County. We currently anticipate that Slawson will drill an additional nine wells in the Rough Rider area during the remainder of 2010 and 2011.

In May 2010, we entered into an agreement with Kodiak pursuant to which we have the opportunity to acquire approximately 2,600 net acres in the Grizzly area. Under the terms of the agreement, we agreed to pay $3.2 million to Kodiak in the form of future drilling carry for a 30% working interest in the Grizzly area. After the $3.2 million has been expended, we will have earned our 2,600 net acres, with all future wells to be drilled according to our working interest position. As described below, we have drilled three gross wells in the Grizzly area, two of which are awaiting completion and one of which has been production tested and is being prepared for production. We anticipate drilling one additional well by fiscal year-end.

Using industry-accepted well-spacing parameters and a combination of short and long laterals, we believe that there could be over 100 unrisked drilling locations for the Bakken Shale and Three Forks formations on our acreage in the Williston Basin. Based on current industry expectations, we believe we can drill up to eight 9,500 foot lateral wells on 1,280 acre spacing units within our acreage. Consistent with leading field operators, we plan to perform multi-stage fracs with 25 to 30 stages on each lateral well. We also plan to drill shorter laterals on smaller units as dictated by our leasehold position.

In May 2010, we announced our plans to participate in the Roedeske Federal #12-21H well in McKenzie County with an approximate 15% working interest. The 9,000 foot lateral well was drilled on a 1,280 acre spacing unit and is awaiting completion with a 22-stage frac job. The well is operated by XTO Energy Inc. This well was spud in the third quarter of fiscal 2011.

In June 2010, we commenced a two well drilling program in the Grizzly area with Kodiak as operator. The first well, the Grizzly #13-6H, is a 4,000 foot lateral re-entry of an existing wellbore. The estimated gross costs are $3.2 million and we have an approximate 26% working interest in this well. We anticipate that this well will be completed in the fourth quarter of fiscal 2011. The second well, the Grizzly #1-27H, is a 9,000 foot lateral well was being drilled on a 1,280 acre spacing unit. This well experienced mechanical difficulties during completion resulting in only 10 of 24 initially planned stages being completed, reducing the estimated cost of the well. The well produced 507 Boe during its initial 24 hour test and is currently being prepared for production. The gross estimated costs are $5.7 million and we have an approximate 26% working interest in this well. The Company also acquired an approximate 26% working interest in one oil well in the Grizzly area for a cost of $0.8 million. This oil well has an estimated production capability of 55 Boepd (15 Boepd net).

Effective October 22, 2010 Triangle announced a joint venture with Oppenheimer Global Resource Private Equity Fund I and a related co-investment fund ("OGR"), each a New York based investment fund managed by an affiliate of Oppenheimer & Co, Inc. OGR has made a $25 million capital commitment to co-invest with Triangle in its future acquisition and development of assets in the North Dakota Bakken Shale play. $10 million of OGR's initial capital, which OGR has the right to increase up to $19 million, is allocated for leasehold acquisition with the remainder available for well development. Under the agreement, OGR has the right to participate in up to 25% of future Triangle activity in the Williston Basin. OGR will pay its share of leasehold costs in all leases in which it participates, plus a premium to Triangle equal to an additional percentage of lease acquisition costs which is designed to remunerate Triangle for its services in sourcing and managing the acreage activity in the Williston Basin. The acreage premium varies depending upon the level of lease acquisition costs. OGR will also bear 25% of all of Triangle's brokerage costs in the region. In addition, OGR will pay its proportional share of all drilling & completion costs, plus a 10% premium thereof to Triangle for its services associated with well development. Triangle will also earn an annual management fee as G&A reimbursement. Future leasehold acquisition pursuant to Triangle's joint venture with Slawson Exploration is excluded from the OGR agreement.

Triangle also announced the acquisition of substantially all the assets of Williston Exploration LLC ("Williston"), a privately held Texas based company. The assets, approximately 1,732 net undeveloped acres in Williams County, North Dakota, are in contiguous blocks in 3 separate 1,280 acre drilling units and will provide Triangle's first operated drilling locations. Total consideration will be up to $2.2 million of cash and up to 433,500 shares of Triangle stock. The closing, which is subject to typical conditions and financing, is scheduled to occur in two parts in December 2010 and February 2011.

Beginning in the fourth quarter of 2010, we believe we will participate in the drilling of up to 20 gross (5.3 net) wells by the end of 2011. We anticipate participating in two gross (1.25 net) wells in the acreage being acquired from Williston, 10 gross (2.0 net) wells on our Slawson AMI, two to four gross (0.7 to 1.40 net) wells in the Grizzly area and up to four gross (0.6 net) wells in our other non-operated areas. With an average drilling and completion cost of $7.0 million per well, we have budgeted a range of anticipated drilling capital costs of $30 million to $40 million over this period.

On Shore Exploration Program –Nova Scotia – We have an 87% working interest in approximately 474,625 gross acres (approximately 412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada (the “Windsor Block”) and serve as operator of the Windsor Block. In October 2009, we completed an approximately 30 square kilometer 2D seismic program on the Windsor Block. This data was processed and interpreted in the fiscal quarter ending January 31, 2010. We believe that this seismic program, combined with the three completion operations on previously drilled vertical exploration wells, satisfied the first-year requirements of our 10-year production lease.

We are continuing to evaluate the anticipated performance and viability of our working interest in the Windsor Block. In the course of such evaluations, we intend to consider a range of options available under our existing production lease, including potential farm-outs or divestitures of some or all of our leaseholdings. We do not currently plan on devoting any of our 2010 capital budget to our Maritimes Basin operations.

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

Results of operations for the three and nine months ended October 31, 2010 compared to the three and nine months ended October 31, 2009

Daily Sales Volumes, Working Interest before royalties

		Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009
Natural gas production
Barnett Shale in Texas, USA	Mcf/day	49	35	54	49
Deep Basin in Alberta, Canada	Mcf/day	-	56	4	54
Williston Basin in North Dakota	Mcf/day	23	-	8	-
Total Company-natural gas	Mcf/day	71	91	66	103
Total Company-natural gas	Boe/day*	12	15	11	17

Oil/NGL production
Williston Basin in North Dakota	Boe/day	16	-	5	-
Deep Basin in Alberta, Canada	Boe/day	-	2	1	2
Total Company-oil/ngl	Oil/day	16	2	6	2
Total Company-boe	Boe/day*	28	17	17	19

* Thousand Cubic Feet (“Mcf”) converted into Barrel of Oil Equivalent (“Boe”) on a basis of 6:1

Net Operating Results

		Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009
Natural gas volumes	Mcf	6,536	8,434	17,910	28,167
Price	$/Mcf	3.40	3.27	4.33	3.27
Oil and ngl volumes	Bbl	1,435	178	1,532	580
Price	$/Bbl	65.03	33.88	64.83	29.94
Revenue		$115,585	$33,622	$176,946	$109,606
Royalties		15,141	4,277	34,780	17,174
Revenue, net of royalties		100,444	29,345	142,166	92,432
Production expenses		23,911	20,893	37,406	73,469
Net		$76,533	$8,452	$104,760	$18,963

For the three and nine month periods ended October 31, 2010, we realized $115,585 and $176,946, respectively, in revenue from sales of natural gas and natural gas liquids, as compared to $33,622 and $109,606 in the same periods of the prior year. Revenue increased mainly due to the acquisition of the Grizzly 4-11 producing well. Royalties as a percent of revenue were 13% and 20% for the three and nine month periods ended October 31, 2010, respectively, compared with 13% and 16% in the same periods of the prior year. Production expenses related to this revenue were $9.47/Boe and $8.28/Boe for the three and nine month periods ended October 31, 2010, respectively, compared to $13.20/Boe and $13.93/Boe in the same periods of the prior year. The decrease in the per Boe rate in the three and nine month period ended October 31, 2010 was mainly due to the lower maintenance costs of wells and positive adjustments to miscellaneous operating cost from our partner operated wells.

Depletion, Depreciation and Accretion

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009
Depletion – oil and gas properties	$35,844	$8,434	$35,844	$38,781
Accretion	64,659	46,036	196,454	107,166
Depletion and Accretion	100,503	54,470	232,298	145,947
Depreciation – property and equipment	5,288	7,272	19,152	18,946
Total	$105,791	$61,742	$251,450	$164,893

Unproven property costs of $30,552,726 (January 31, 2010 – $18,783,375) were excluded from costs subject to depletion at October 31, 2010.

General and Administrative (“G&A”)

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009
Salaries, benefits and consulting fees	$358,744	$288,339	911,120	$1,053,322
Office costs	215,847	124,943	524,422	428,070
Professional fees	80,542	25,975	273,033	209,823
Public company costs	86,132	57,130	204,134	242,185
Operating overhead recoveries	(100)	(9,936)	(224)	(42,264)
Total G&A	$741,165	$486,451	$1,912,485	$1,891,136

G&A expenses increased in the three and nine month periods ended October 31, 2010 compared to the same periods of the prior year primarily due to the following:

•
Salaries, benefits and consulting fees increased by $70,405 in the three month period ended October 31, 2010 as compared to the three months ended October 31, 2009, as the Company added staff to begin implementing the corporate strategy and decreased by $142,202 in nine month periods ended October 31, 2010, mainly due to reduced consulting fees as compared to the nine month period ended October 31, 2009; and

•	Office costs increased by $90,904 and $96,352 the three and nine month periods ending October 31, 2010 respectively, mainly due to the Company opening an office in Denver, Colorado.

Oil and Natural Gas Properties

	Net Book Value January 31, 2010	Additions	Depletion and Impairment	Dispositions	Gain (Loss)	Net Book Value October 31, 2010

Unproven
Windsor Block Maritimes Shale – Nova Scotia, Canada	$18,783,375	$97,955	$-	$-	$-	$18,881,330
Williston Basin – North Dakota	-	11,671,396	-	-	-	11,671,396
Western Canadian Shale – Alberta and B.C., Canada	-	-	-	(976,900)	976,900	-
Proved
Williston Basin – North Dakota	-	805,251	(35,844)	-	-	769,407

Total Proved and Unproven	$18,783,375	$12,574,602	$(35,844)	$(976,900)	$976,900	$31,322,133

During the nine month period ended October 31, 2010, we focused on land acquisitions and drilling programs in the Williston Basin and spent $12.5 million primarily for:

•	acquiring approximately 11,300 net acres for a cost of $8.5 million,
•	drilling the Grizzly 13-6H-T147N-R104W horizontal well for a net cost of $1.0 million,
•	drilling the Grizzly 1-27H-T148N-R105W horizontal well for a net cost of $2.0 million
•	drilling the XTO Roedeske 12-21 horizontal well for a net cost of $0.2 million and
•	acquiring the Grizzly 4-11-T147N-R104W oil well for $0.8 million.

Net Cash Oil and Natural Gas Additions:

	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009
Net additions, per above table	$12,574,602	$2,029,220
Non-cash ARO additions	(17,403)	(375,254)
Non-cash ARO dispositions	29,394	39,375
Changes in investing working capital	(630,983)	725,023
Net oil and gas additions, per Statements of Cash Flows	$11,955,610	$2,418,364

Liquidity and Capital Resources

As of October 31, 2010, we had working capital of $1,016,935, resulting primarily from cash of $1,158,430, prepaid expenses of $933,682 and other receivables of $162,740, offset by payables and accrued liabilities of $1,237,917.

For the nine month period ended October 31, 2010, we had net cash outflow from operating activities before changes in working capital of $1,792,049, mainly related to $1,912,485 of cash G & A expenses. For the nine month period ended October 31, 2010, we had net cash inflow from financing activities of $9,555,024 from the issuance of 3,003,813 common shares for net proceeds of $9,320,067 and $234,957 of proceeds from 79,167 stock options that were exercised (both adjusted for the 1 for 10 reverse stock split). For the nine month period ended October 31, 2010, we had net cash outflow from investing activities of $10,978,710 which includes (i) $8,490,243 for the acquisition of approximately 11,300 net acres in the Williston Basin, (ii) $3,169,000 for the costs of drilling and completing 3.0 gross (0.7 net) wells and (iii) $0.8 million for the acquisition of the Grizzly #4-11 oil well. Net cash outflows for Nova Scotia were $127,350. Changes to investing working capital accounted for ($630,983), primarily due to accounts payable in connection with the drilling of our three wells in the Williston area. During the nine month period ended October 31, 2010, we received proceeds from the sale of the Wapiti property of $976,900.

Beginning in the fourth quarter of 2010, we believe we will participate in the drilling of up to 20 gross (5.3 net) wells by the end of 2011. We anticipate participating in two gross (1.25 net) wells in the acreage being acquired from Williston Exploration LLC, 10 gross (2.0 net) wells on our Slawson AMI, two to four gross (0.7 to 1.40 net) wells in the Grizzly Project and up to four gross (0.6 net) wells in our other non-operated areas. With an average drilling and completion cost of $7.0 million per well, we have budgeted a range of anticipated drilling capital costs of $30 million to $40 million over this period.

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

On November 5, 2010, the Company’s common stock began trading on the NYSE Amex under the symbol "TPLM." In connection with its listing on the NYSE Amex, the Company's common stock ceased trading on the OTC Bulletin Board and continued trading on the TSX Venture Exchange under the new symbol "TPO." The Company's 1-for-10 reverse stock became effective for trading purposes as of November 5, 2010.

In November 2010, Triangle completed the offering of 12,420,000 common shares (adjusted for the 1 for 10 reverse stock split) at a price of $5.50 per share for gross proceeds of $68.3 million. The net proceeds to the Company of this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, is expected to be approximately $62.6 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

a)
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

As a result of the existence of this material weakness as of October 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2010, based on the criteria set forth by COSO in Internal Control-Integrated Framework.

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

TRIANGLE PETROLEUM CORPORATION

Date: December 7, 2010	By:	/s/ PETER HILL
Peter Hill
Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2010	By:	/s/ JON SAMUELS
Jon Samuels
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)