Form 10-Q
period 2011-04-30
Triangle Petroleum Corp
filed 2011-06-14
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to _________

Commission file number  001-34945

TRIANGLE PETROLEUM CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0430762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1660 Wynkoop Street, Suite 900
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

As of June 9, 2011, there were 42,942,538 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Consolidated Balance Sheets
(unaudited)

	April 30,	January 31,
	2011	2011
ASSETS
CURRENT ASSETS
Cash	$122,462,028	$57,773,269
Restricted cash	105,264	105,264
Prepaid expenses and deposits	475,200	316,069
Other receivables	1,505,334	232,828
Total current assets	124,547,826	58,427,430

PROPERTY AND EQUIPMENT (Note 3)
Oil and gas properties	96,969,757	22,133,885
Furniture, fixtures and equipment	59,593	-
Prepaid drilling costs	3,800,694	1,469,453
Total assets	$225,377,870	$82,030,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$384,376	$1,939,754
Accrued liabilities	1,702,101	2,880,611
Total current liabilities	2,086,477	4,820,365
Asset retirement obligations (Note 2)	1,430,705	1,403,697
Total liabilities	3,517,182	6,224,062

STOCKHOLDERS' EQUITY (Note 5)
Common stock, $0.00001 par value, 70,000,000 shares authorized; 42,942,538 and 22,525,672 shares issued and outstanding at April 30, 2011 and January 31, 2011, respectively	429	225
Additional paid-in capital	306,713,874	159,788,323
Accumulated deficit	(84,853,615)	(83,981,842)
Total stockholders’ equity	221,860,688	75,806,706
Total liabilities and stockholders’ equity	$225,377,870	$82,030,768

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statement of Operations
(unaudited)

	April 30,	April 30,
	2011	2010
REVENUES
Oil and natural gas sales, net of royalties	$513,282	$32,919

EXPENSES
Lease operating	68,835	7,208
General and administrative	1,186,133	672,682
Accretion of asset retirement obligations (Note 2)	70,061	64,479
Depletion, depreciation and amortization (Note 3)	163,761	7,073
Foreign exchange gain	(8,262)	(49,802)
Total operating expense	1,480,528	701,640

LOSS FROM OPERATIONS	(967,246)	(668,721)

OTHER INCOME
Interest and royalty income	95,473	341

NET LOSS	$(871,773)	$(668,380)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.08)

Weighted average common shares outstanding – basic and diluted	32,484,857	8,411,586

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Stockholders’ Equity
(unaudited)

For the three months ended April 30, 2011

	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Total Equity
Balance - January 31, 2011	22,525,672	$225	$159,788,323	$-	$(83,981,842)	$75,806,706

Common stock issued for the purchase of oil and natural gas property	433,500	4	3,134,201	-	-	3,134,205
Common stock issued for the purchase of oil and natural gas property	1,004,199	10	8,646,143	-	-	8,646,153
Sale of common stock at $7.50/share	18,975,000	190	142,312,310	-	-	142,312,500
Common stock offering costs	-	-	(7,245,980)	-	-	(7,245,980)
Exercise of stock options	4,167	-	12,779	-	-	12,779
Stock-based compensation	-	-	66,098	-	-	66,098
Net loss for the period	-	-	-	-	(871,773)	(871,773)

Balance, April 30, 2011	42,942,538	$429	$306,713,874	$-	$(84,853,615)	$221,860,688

For the three months ended April 30, 2010

	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Total Equity
Balance - January 31, 2010	6,992,604	$70	$81,950,705	$4,237,100	$(63,704,645)	$22,483,230

Exercise of stock options	79,167	1	234,956	-	-	234,957
Sale of common stock at $3.30/share	2,799,394	28	9,237,972	-	-	9,238,000
Common stock offering costs	-	-	(773,531)	-	-	(773,531)
Stock-based compensation	-	-	121,541	-	-	121,541
Net loss for the period	-	-	-	-	(668,380)	(668,380)

Balance, April 30, 2010	9,871,165	$99	$90,771,643	$4,237,100	$(64,373,025)	$30,635,817

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(871,773)	$(668,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	70,061	64,479
Depreciation, depletion and amortization	163,761	7,073
Stock-based compensation	66,098	121,541
Foreign exchange changes	-	(46,538)
Changes in operating assets and liabilities:
Foreign exchange changes	-	1,467
Prepaid expenses and deposits	(159,131)	(44,904)
Other receivables	50,163	44,472
Accounts payable and accrued liabilities	(2,130,307)	(214,576)
Cash used in operating activities	(2,811,128)	(735,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(59,593)	-
Oil and gas property expenditures	(63,865,900)	(4,395,672)
Cash advanced to operators for oil and gas property expenditures	(2,331,241)	-
Amount receivable from joint venture partner	(1,322,678)	-
Cash used in investing activities	(67,579,412)	(4,395,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for exercise of options	12,779	-
Proceeds from issuance of common stock	142,312,500	9,472,957
Common stock issuance costs	(7,245,980)	(761,196)
Cash provided by financing activities	135,079,299	8,711,761

Foreign exchange change on cash	-	54,876

NET INCREASE IN CASH	64,688,759	3,635,599

CASH, BEGINNING OF PERIOD	57,773,269	4,878,601

CASH, END OF PERIOD	$122,462,028	$8,514,200

Non-cash investing activities
Additions to oil and gas properties through accounts payable and accrued expenses	$1,473,037	$-
Additions to oil and gas properties through the issuance of common stock	$11,780,358	$-

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

Triangle Petroleum Corporation (“Triangle,” “we,” “us,” “our,” or the “Company”) is an exploration and development company currently focused on the acquisition and development of unconventional shale oil resources in the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.  Triangle has identified an area of focus in the Bakken Shale and Three Forks formations.

The Company also owns acreage in the Maritimes Basin of Nova Scotia, which contains numerous conventional and unconventional prospective reservoirs, including the Windsor Group sandstones and limestones and Horton Group shales.

2.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, and Triangle USA Petroleum Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. We believe the disclosures made are adequate and recommend that these consolidated financial statements be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2011.

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three-month period ended April 30, 2011 are not necessarily indicative of the operating results for the entire fiscal year ending January 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and natural gas reserve quantities provide the basis for calculation of depletion, depreciation, and amortization, and impairment, each of which represents a significant component of the consolidated financial statements.

Significant Accounting Policies

 For descriptions of the Company’s significant accounting policies, please see pages F-7 through F-10 of our Annual Report on Form 10-K for the year ended January 31, 2011.

Amortization of oil and gas property costs is computed quarterly and not year-to-date, using the estimated proved reserves as of the end of the quarter. Amortization for the fiscal year is the sum of the four quarterly amortization amounts.

Recent Accounting Pronouncements

As of April 30, 2011, there have been no recent accounting pronouncements currently relevant to the Company in addition to those discussed on page F-10 of our  Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Reclassifications

Certain amounts in the fiscal 2011 consolidated financial statements have been reclassified to conform to the fiscal 2012 financial statement presentation. Such reclassifications have had no effect on net loss for the period ended April 30, 2011.

Asset Retirement Obligations

The following table reflects the change in asset retirement obligations for the periods presented:

	For the three	For the
	months ended	year ended
	April 30,	January 31,
	2011	2011
Balance, beginning of period	$1,403,697	$1,180,515
Liabilities incurred	10,269	2,224
Revision of estimates	(53,322)	-
Liabilities settled	-	(29,361)
Accretion	70,061	250,319
Balance, end of period	$1,430,705	$1,403,697

3.  Property and Equipment

Property and equipment at April 30, 2011 and January 31, 2011, consisted of the following:

	April 30,	January 31,
	2011	2011
Oil and gas properties, full cost method:
Unevaluated costs, not yet subject to amortization	$86,309,595	$15,206,667
Evaluated costs	10,919,924	7,023,218
	97,229,519	22,229,885
Less accumulated amortization	(259,762)	(96,000)
Net carrying value of oil and gas properties	96,969,757	22,133,885
Cost of other property and equipment	59,593	-
Less accumulated depreciation and amortization	-	-
Net property and equipment	$97,029,350	$22,133,885

Total property and equipment located in the United States	$93,029,350	$18,133,885
Total property and equipment located in Canada	$4,000,000	$4,000,000

During the quarter ended April 30, 2011, we acquired undeveloped acreage from various entities for consideration of approximately $72.6 million, comprised of cash in the amount of $60.8 million and 1,437,699 shares of common stock with a deemed value of $11.8 million.  These costs are included in the unevaluated cost category.

Ceiling Impairment

We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs exceed a ceiling as described on page F-8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. We did not recognize impairment for the three-month periods ended April 30, 2011 or 2010.

4.  Income Taxes

The Company has a net deferred tax asset as of April 30, 2011 primarily due to accumulated net operating losses.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that the entire valuation allowance should remain as of April 30, 2011.

5.  Stockholders’ Equity

Common Stock

The following transactions occurred during the quarter ended April 30, 2011 with regard to our common stock:
•
On February 15, 2011, the Company issued 433,500 shares of common stock to Williston Exploration LLC in the second closing of the Williston acquisition (see Note 3 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011).

•
On April 1, 2011, the Company issued 1,004,199 shares of common stock to Slawson Exploration Company, LLC and certain other related parties for the purchase of approximately 6,716 undeveloped net acres in Williams County, North Dakota in addition to $14.5 million in cash.

•
In March 2011, the Company issued 18,975,000 shares of common stock in a public offering for gross proceeds of $142.3 million.  The Company paid approximately $7.2 million in expenses related to this offering.

•	In March 2011, 4,167 shares were issued pursuant to the exercise of stock options.

Stock Options

Effective January 28, 2009, the Company’s board of directors approved a Stock Option Plan (the “Rolling Plan”) whereby the number of authorized but unissued shares of common stock that may be issued upon the exercise of stock options granted under the Rolling Plan at any time shall not exceed 10% of the issued and outstanding shares of common stock on a non-diluted basis at any time, and such aggregate number of shares of common stock shall automatically increase or decrease as the number of issued and outstanding shares of common stock change. Pursuant to the Rolling Plan, stock options become exercisable as to one-third on each of the first, second and third anniversaries of the date of the grant, and allow for the granting of stock options at a price of not less than fair value of the common stock and for a term not to exceed ten years. All stock options outstanding are those issued under the 2009 Rolling Plan. There were no grants, forfeitures or cancelations of stock options during the first quarter of fiscal 2012.  In the first quarter of fiscal 2012, 4,167 options were exercised. The following table summarizes information about stock options outstanding and exercisable at April 30, 2011:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Outstanding	Weighted-Average	Exercisable	Weighted-Average
	at April 30,	Remaining	at April 30,	Remaining
Exercise Price	2011	Contractual life	2011	Contractual life
$3.00	59,166	2.83	36,667	2.85

$1.25	280,000	3.59	93,333	3.59

The aggregate intrinsic value of options outstanding and exercisable at April 30, 2011 and 2010 was $166,000 and $100,000, respectively.  As of April 30, 2011, there was approximately $284,000 of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of approximately 3.46 years.

 For the quarter ended April 30, 2011, the Company recorded stock-based compensation related to stock option grants of $23,370 as general and administrative expense.

Subsequent to April 30, 2011, two officers of the Company exercised options to purchase 78,333 shares of common stock at $1.25 per share.

Restricted Stock

During fiscal 2011 and 2012, the Company awarded restricted stock to officers, directors and employees of the Company.  Some of these awards were granted upon achievement of certain performance requirements.  These awards will not become effective until the 2011 Omnibus Incentive Plan (the “2011 Plan”) is approved by Triangle stockholders at the Company’s next annual meeting.  Once the 2011 Plan is approved, the restricted stock will vest based on the pre-established vesting timeline subject to the continued service of the executives, directors and employees.  The restricted stock vests over a period of between one and three years.  The following table summarizes the status of restricted stock outstanding:

	Number of Shares	Weighted-Average Award Date Fair Value
Restricted stock outstanding - January 31, 2011	509,636	$4.85
Restricted stock granted - one year vesting	318,474	$8.15
Restricted stock granted - three year vesting	1,307,362	$8.01
Restricted stock outstanding - April 30, 2011	2,135,472	$7.28

The NYSE Amex, LLC (the “NYSE Amex”) requires that all grants of options and awards of restricted stock be issued under a plan approved by stockholders.  Therefore, 1,839,472 shares of restricted stock that were awarded after November 5, 2010 are not approved awards under the NYSE Amex rules.  Because of this, stock-based compensation for these awards has not been recorded.  At the time the 2011 Plan is approved by the Company’s stockholders and ratified by the board of directors, compensation expense will be recognized based on the original vesting schedule.  The restricted stock will be valued at the market value of a share of common stock on the date the 2011 Plan is approved and ratified for purposes of calculating stock-based compensation.

Prior to being listed on the NYSE Amex, grants of options and awards of restricted stock were not required to be issued under a plan approved by the stockholders.  Stock-based compensation was recognized on all grants and awards that occurred prior to November 5, 2010.  Awards of restricted stock prior to listing on the NYSE Amex were valued at the trading price of Triangle’s common stock at the date of award.  The Company recognized $42,728 of stock-based compensation for the quarter ended April 30, 2011 related to restricted stock awards prior to November 5, 2010.

6.  Commitments and Contingencies

As of April 30, 2011, there are no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Triangle’s financial position, results of operations or cash flows.

During the first quarter of fiscal 2012, the Company signed a contract to lease office space in Denver, Colorado.  The lease term is 39 months and the commencement date of the lease was April 15, 2011.  The annual rentals are approximately $240,000.  In addition to the commitments for this new lease, the Company also has lease commitments for previous office space of approximately $70,000 per year for fiscal 2012, 2013 and 2014.

7.  Subsequent Events

In May 2011, the Company entered into an agreement to acquire approximately 42,000 net acres prospective for the Bakken and Three Forks formations in Montana.

In May 2011, the Company entered into an agreement to divest a working interest in two producing wells targeting the Barnett Shale in Texas for $46,800.

On May 31, 2011, the Company entered into a sublease agreement for its office facility in Calgary, Alberta.  The term of the sublease begins June 1, 2011 and ends on September 29, 2013.  The annual rental payment on the sublease is $32,175.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We or our representatives may make forward-looking statements, oral or written, including statements in this Quarterly Report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during fiscal 2012 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the Risk Factors noted in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, including, but not limited to, the Risk Factors identified in Item 1A. of such report. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

Any references to reserves and future net revenue in this Form 10-Q have been determined in accordance with the SEC guidelines and the United States Financial Accounting Standards Board (the “U.S. Rules”) and not in accordance with National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”). The reserves data and other oil and natural gas information for the Company prepared in accordance with NI 51-101 can be found for viewing by electronic means in the Company’s Form 51-101F1 – Statements of Reserves Data and Other Oil and Gas Information under the Company’s profile on SEDAR at www.sedar.com.

Overview

We are an oil and natural gas exploration company currently focused on the acquisition and development of unconventional shale oil resources. In late 2009, we adopted a new investment strategy shifting our area of focus from the Maritimes Basin in the Province of Nova Scotia to the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.  To date, we have acquired approximately 72,000 net acres in the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana. Having identified an area of focus in the Bakken Shale that we believe will generate attractive returns on invested capital; we are continuing to explore further opportunities in the region.

In the Maritimes Basin, we hold over 400,000 net acres with numerous conventional and unconventional objectives, including the Windsor and Horton Shales.   As a result of the five wells we have drilled since 2008, and the processing and interpretation of our proprietary 2D and 3D seismic data, we have identified both conventional structures and an unconventional gas resource play across the Maritimes Basin.  We continue to assess and analyze the data to prepare a detailed “proof of concept” program to unlock the large amount of gas resource potential that is known to sit in the Maritimes Basin.  The aim is to bring a strategic partner to carry some or all of the capital costs going forward.

All of our oil and gas properties are located in the United States and Canada.

Properties, Plan of Operations and Capital Expenditures

Williston Basin

We have operated and non-operated leasehold positions in the Williston Basin. We are currently assembling our operations team and plan to spud our first operated well in the fourth quarter of 2011. Our non-operated leasehold positions are operated by a number of different operators in the Williston Basin, including Slawson Exploration, Inc., Kodiak Oil & Gas Corporation, Continental Resources Inc., and Whiting Petroleum Corporation. As of June 9 2011, we are participating in over 40 non-operated wells in which we have an interest greater than 2%, and an additional 40 wells with an interest less than 2%.

Using industry-accepted well-spacing parameters and a combination of short and long laterals, we believe that there could be over 170 net unrisked drilling locations for the Bakken Shale and Three Forks formations on our acreage in the Williston Basin. Based on current industry expectations, we believe we can drill up to eight 9,500 foot lateral wells on 1,280 acre spacing units within our acreage. Consistent with leading field operators, we plan to perform multi-stage fracs with 25 to 30 stages on each lateral well. We also plan to drill shorter laterals on smaller units as dictated by our leasehold position.

In March 2011, Triangle announced an updated twelve-month capital expenditure budget of $150 million, with an estimated $85 million to be spent on the drilling and completing of 9 net non-operated and 1.6 net operated wells. The budget also provided for $50 million of capital dedicated to land acquisition and $15 million reserved for working capital and infrastructure.

On Shore Exploration Program –Nova Scotia

We have an 87% working interest in approximately 474,625 gross acres (approximately 412,924 net acres) in the Windsor Sub-Basin of the Maritimes Basin located in the Province of Nova Scotia, Canada (the “Windsor Block”) and serve as operator of the Windsor Block. We are continuing to evaluate the anticipated performance and viability of our working interest in the Windsor Block. In the course of such evaluations, we intend to consider a range of options available under our existing production lease, including potential farm-outs or divestitures of some or all of our lease holdings. We do not currently plan on devoting any of our 2011 capital budget to our Maritimes Basin operations.

Based on the interpretation of the seismic data, a conventional closed structure has been identified on the Windsor Block. We are currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the newly identified seismic structure and to participate in a joint venture to further evaluate the potential on the Windsor Block.

Non-Core Undeveloped Properties

 We have 4,427 non-operated net acres in the U.S. Rocky Mountains and 3,024 net acres in the Alberta Deep Basin of Canada. In fiscal 2011, there was no exploration activity on these undeveloped land positions and there continues to be no exploration activity planned for these projects in fiscal 2012.

Results of Operations for the Three Months Ended April 30, 2011 Compared to the Three Months ended April 30, 2010

For the quarter ended April 30, 2011, we recorded a net loss of $871,773 ($0.03 per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $668,380 ($0.08 per share of common stock, basic and diluted) for the quarter ended April 30, 2010.

Oil and Natural Gas Operations

For the quarter ended April 30, 2011, we had total oil and natural gas revenues of $513,282 compared with $39,193 for the same period in fiscal 2011.  Oil and natural gas sales and production costs for each period are summarized in the table that follows.  Oil sales volumes and revenues increased in the first quarter of fiscal 2012 compared to the first quarter in fiscal 2011 due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and the first quarter of fiscal 2012.  Natural gas sales volumes and revenues decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 because we sold all of our natural gas producing properties in fiscal 2011.

	Quarter ended April 30,
	2011	2010
Oil sold (barrels)	6,785	-
Average oil price	$75.65	$-
Oil revenue	$513,282	$-
Natural gas sold (mcf)	-	7,784
Average gas price	$-	$5.03
Natural gas revenue	$-	$39,193
Total oil and gas revenues	$513,282	$39,193
Less royalties	-	6,274
Less lease operating expenses	68,835	7,208
Less oil and gas amortization expense	163,761	-
Less accretion of asset retirement obligations	70,061	64,479
Income (loss) from oil and gas operations	$210,625	$(38,768)
Other income	95,473	341
Plus foreign exchange gain	8,262	49,802
Less depreciation of furniture and equipment	-	7,073
Less general and administrative expenses	1,186,133	672,682
Net Loss	$(871,773)	$(668,380)
Total barrels of oil equivalent (“boe”) sold	6,785	1,297
Oil and natural gas revenue per boe sold	$75.65	$30.21
Lease operating expense per boe sold	$10.15	$5.56
Amortization expense per boe sold	$24.14	$-

Lease Operating Expenses

Lease operating expenses increased $61,627 to $68,835 for the quarter ended April 30, 2011 as compared with the same period in fiscal 2011.  The increase is due to production costs from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and the first quarter of fiscal 2012.

Oil and Natural Gas Amortization Expense

Amortization of oil and natural gas properties increased to $163,761 in the first quarter of fiscal 2012 from zero for the same period in fiscal 2011.  Again, this increase is due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and the first quarter of fiscal 2012.  In the prior year, production and amortization ceased due to the sale of all of the producing oil and natural gas properties in Canada.

Other Income

Other income of $95,473 for the quarter ended April 30, 2011 is interest income on cash held in bank accounts.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the quarter ended April 30, 2011 and 2010:

	April 30,	April 30,
	2011	2010
Salaries, benefits and consulting fees	$506,589	$281,241
Office costs	278,922	153,745
Professional fees	170,477	64,851
Public company costs	164,047	51,304
Stock-based compensation	66,098	121,541
Total general and administrative expense	$1,186,133	$672,682

General and administrative expenses of $1,186,133 for the quarter ended April 30, 2011 exceeded that of $672,682 for the same period in the prior year by $513,451, or 76%.  The increase is due primarily to the following: (i) a decrease in stock-based compensation because the Company has not issued new options since November of 2009; therefore, compensation cost related to option grants is declining.  In addition, compensation expense related to most of the restricted stock grants was not yet being recorded because the grants are not yet considered qualified grants (see “Restricted Stock” in Note 5),  (ii) an increase in public company costs to $162,356 compared to $51,304 in the same period in the prior year, which is related primarily to public company listing fees, (iii) an increase in professional fees of $107,317, which is comprised primarily of the following: (a) $88,000 for a contract accountant in our Calgary office of which approximately $44,000 was a termination cost; Our Calgary office is now closed and our accounting function is maintained in our Denver office; (b) $27,000 for the preparation of our year-end reserve report; (c) $37,000 related to personnel recruitment; and (d) a decrease in other miscellaneous professional costs of approximately $45,000, (iv) an increase in salaries, wages and benefits of $225,348 due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development; We had five employees at April 30, 2010 and as of April 30, 2011 we had 13 employees, and (v) an increase of $125,177 in office costs associated with moving into a larger office in Denver as well as accommodating the increasing number of employees at the Company.

Net Cash Used By Operating Activities

Cash flow used by operating activities was $2,811,128 and $735,366 for the quarters ended April 30, 2011 and 2010, respectively.  The $2,075,762 increase in cash used in the first quarter of fiscal 2011 compared with fiscal 2010 is mainly due to increased general and administrative expenditures including increased salaries and wages and other costs associated with growth in the Company.

Net Cash Used By Investing Activities

For the quarter ended April 30, 2011, investing activities used $67,579,412 in cash as compared to $4,395,672 used in the first quarter of fiscal 2011.  Cash used in investing activities increased primarily as a result of the acquisitions of oil and natural gas properties.

Net Cash Provided By Financing Activities

Cash flow provided by financing activities in the first quarter of fiscal 2012 of $135,079,299 was primarily a result of the sale of our common stock for $7.50 per share in March 2011. Share issue costs in connection with the sale of these securities were $7,245,980.   During the first quarter of fiscal 2012, we also received proceeds of $12,778 from the exercise of stock options.

Liquidity and Capital Resources

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties.  In March 2011, the Company announced an updated twelve-month capital expenditure budget of $150 million.  We expect to be able to fund these expenditures as well as other commitments and working capital requirements using existing capital as well as with additional capital raised through the sale of debt or equity.  In March 2011, we raised $135.1 million (net of underwriting discounts and commissions and estimated offering expenses) through the sale of our equity securities.  We may expand or reduce our capital expenditures depending on, among other things, the results of future wells and our available capital.

As of April 30, 2011, we had cash of $122,462,028 consisting primarily of cash held in bank accounts with Wells Fargo, Royal Bank of Canada and JP Morgan Chase as compared to $8,514,200 at April 30, 2010.  Working capital was $122,461,349 as of April 30, 2011 as compared to $8,237,242 at April 30, 2010.   We may generate additional capital to fund increases in capital expenditures through additional sales of our securities, or debt financing.  We may not be able to obtain equity or debt financing on terms favorable to us, or at all.  Our ability to continue to acquire property and grow our oil and natural gas reserves and cash flow would be severely impacted if we are unable to obtain sufficient capital.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Reserved.

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

TRIANGLE PETROLEUM CORPORATION

Date: June 14, 2011	By:	/s/ PETER HILL
Peter Hill
Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2011	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)