Form 10-Q
period 2011-07-31
Triangle Petroleum Corp
filed 2011-09-07
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of August 31, 2011, there were 43,254,872 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Consolidated Balance Sheets
(unaudited)

	July 31,	January 31,
	2011	2011
ASSETS
CURRENT ASSETS
Cash	$110,661,161	$57,773,269
Restricted cash	105,264	105,264
Prepaid expenses and deposits	425,549	316,069
Other receivables	327,874	232,828
Total current assets	111,519,848	58,427,430

PROPERTY AND EQUIPMENT
Oil and gas properties (Note 3)	107,462,664	22,133,885
Furniture, fixtures and equipment (Note 3)	201,682	-
Prepaid drilling costs and other	3,640,557	1,469,453
Total assets	$222,824,751	$82,030,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$556,421	$1,939,754
Accrued liabilities	1,960,759	2,880,611
Total current liabilities	2,517,180	4,820,365
Asset retirement obligations (Note 2)	1,508,889	1,403,697
Total liabilities	4,026,069	6,224,062

STOCKHOLDERS' EQUITY (Note 5)
Common stock, $0.00001 par value, 70,000,000 shares authorized; 43,254,872 and 22,525,672 shares issued and outstanding at July 31, 2011 and January 31, 2011, respectively	432	225
Additional paid-in capital	309,979,889	159,788,323
Accumulated deficit	(91,181,639)	(83,981,842)
Total stockholders’ equity	218,798,682	75,806,706
Total liabilities and stockholders’ equity	$222,824,751	$82,030,768

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010
REVENUES
Oil and natural gas sales, net of royalties	$624,985	$8,803	$1,138,267	$41,722

EXPENSES
Lease operating	792,281	6,288	861,115	13,495
General and administrative	2,508,989	620,179	3,629,025	1,171,320
Stock-based compensation	3,491,693	362,264	3,557,791	483,805
Accretion of asset retirement obligations (Note 2)	70,259	67,316	140,319	131,795
Depletion, depreciation and amortization (Note 3)	178,224	6,791	341,985	13,864
Gain on sale of oil and gas properties	-	(976,900)	-	(976,900)
Foreign exchange (gain) loss	10,328	19,661	2,066	(30,141)
Total operating expenses	7,051,774	105,599	8,532,301	807,238

LOSS FROM OPERATIONS	(6,426,789)	(96,796)	(7,394,034)	(765,516)

OTHER INCOME
Interest and miscellaneous income	98,764	32	194,237	373

NET LOSS	$(6,328,025)	$(96,764)	$(7,199,797)	$(765,143)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.15)	$(0.01)	$(0.19)	$(0.08)

Weighted average common shares outstanding – basic and diluted	43,009,659	9,881,274	37,834,109	9,158,610

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Stockholders’ Equity
(unaudited)
For the six months ended July 31, 2011

	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Total Equity
Balance - January 31, 2011	22,525,672	$225	$159,788,323	$-	$(83,981,842)	$75,806,706
Common stock issued for the purchase of oil and natural gas property	433,500	4	3,134,201	-	-	3,134,205
Common stock issued for the purchase of oil and natural gas property	1,004,199	10	8,646,143	-	-	8,646,153
Sale of common stock at $7.50/share	18,975,000	190	142,312,310	-	-	142,312,500
Common stock offering costs	-	-	(7,569,527)	-	-	(7,569,527)
Exercise of stock options	4,167	-	12,778	-	-	12,778
Exercise of stock options	46,667	1	58,334	-	-	58,335
Exercise of stock options	31,667	-	39,538	-	-	39,538
Common stock issued pursuant to termination agreement	20,000	-	155,400			155,400
Vesting of restricted stock units	214,000	2	(2)	-	-	-
Stock-based compensation	-	-	3,402,391	-	-	3,402,391
Net loss for the period	-	-	-	-	(7,199,797)	(7,199,797)
Balance - July 31, 2011	43,254,872	$432	$309,979,889	$-	$(91,181,639)	$218,798,682

For the six months ended July 31, 2010

	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Total Equity
Balance - January 31, 2010	6,992,604	$70	$81,950,705	$4,237,100	$(63,704,645)	$22,483,230
Exercise of stock options	79,167	1	234,956	-	-	234,957
Sale of common stock at $3.30/share	2,799,394	28	9,237,972	-	-	9,238,000
Common stock offering costs	-	-	(773,531)	-	-	(773,531)
Common stock issued pursuant to termination agreements	30,000	-	180,000	-	-	180,000
Expiration of warrants	-		4,237,100	(4,237,100)	-	-
Stock-based compensation	-	-	303,805	-	-	303,805
Net loss for the period	-	-	-	-	(765,143)	(765,143)
Balance - July 31, 2010	9,901,165	$99	$95,371,007	$-	$(64,469,788)	$30,901,318

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation
Consolidated Statements of Cash Flows
(unaudited)
	Six months ended
	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,199,797)	$(765,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	140,319	131,795
Depreciation, depletion and amortization	341,985	13,864
Stock-based compensation	3,557,791	483,805
Gain on sale of oil and gas properties	-	(976,900)
Foreign exchange changes	-	(13,114)
Changes in operating assets and liabilities:
Foreign exchange changes	-	1,256
Prepaid expenses and deposits	(209,480)	(168,699)
Other receivables	(95,047)	41,967
Accounts payable and accrued liabilities	(1,934,518)	(389,439)
Cash used in operating activities	(5,398,747)	(1,640,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(243,906)	-
Oil and gas property expenditures	(74,298,775)	(10,875,818)
Cash advanced to operators for oil and gas property expenditures	(2,071,104)	-
Proceeds from sale of oil and gas properties	46,800	976,900
Cash used in investing activities	(76,566,985)	(9,898,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for exercise of options	110,651	234,957
Proceeds from issuance of common stock	142,312,500	9,238,000
Common stock issuance costs	(7,569,527)	(773,531)
Cash provided by financing activities	134,853,624	8,699,426

Foreign exchange change on cash	-	11,856

NET INCREASE (DECREASE) IN CASH	52,887,892	(2,828,244)

CASH, BEGINNING OF PERIOD	57,773,269	4,878,601

CASH, END OF PERIOD	$110,661,161	$2,050,357

NON-CASH INVESTING ACTIVITIES
Additions to oil and gas properties through accounts payable and accrued expenses	$1,707,943	$-
Additions to oil and gas properties through the issuance of common stock	$11,780,358	$-

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

2.  Basis of Presentation and Significant Accounting Policies

The accompanying (a) balance sheet as of January 31, 2011, which has been derived from audited financial statements, and (b) unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The accompanying consolidated financial statements are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, and Triangle USA Petroleum Corporation, incorporated in the State of Colorado, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. We believe the disclosures made are adequate and recommend that these consolidated financial statements be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six month periods ended July 31, 2011 are not necessarily indicative of the operating results for the entire fiscal year ending January 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and natural gas reserve quantities provide the basis for calculation of depletion, depreciation, amortization and impairment, each of which represents a significant component of the consolidated financial statements.

Significant Accounting Policies

For descriptions of the Company’s significant accounting policies, please see pages F-7 through F-10 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Amortization of oil and gas property costs is computed quarterly and not year-to-date, using the estimated proved reserves as of the end of the quarter. Amortization for the fiscal year is the sum of the four quarterly amortization amounts.

Recent Accounting Pronouncements

As of July 31, 2011, there have been no recent accounting pronouncements currently relevant to the Company in addition to those discussed on page F-10 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Reclassifications

Certain amounts in the fiscal 2011 consolidated financial statements have been reclassified to conform to the fiscal 2012 financial statement presentation. Such reclassifications have had no effect on net loss for the period ended July 31, 2011.

Asset Retirement Obligations

The following table reflects the change in asset retirement obligations for the periods presented:

	For the six	For the six
	months ended	months ended
	July 31,	July 31,
	2011	2010
Balance, beginning of period	$1,403,697	$1,180,515
Liabilities incurred	18,271	14,773
Revision of estimates	(53,322)	-
Liabilities settled	(76)	(29,394)
Accretion	140,319	131,795
Balance, end of period	$1,508,889	$1,297,689

3.  Property and Equipment

Property and equipment at July 31, 2011 and January 31, 2011, consisted of the following:

	July 31,	January 31,
	2011	2011
Oil and gas properties, full cost method:
Unevaluated costs, not yet subject to amortization	$97,375,345	$15,206,667
Evaluated costs	10,483,081	7,023,218
	107,858,426	22,229,885
Less accumulated amortization	(395,762)	(96,000)
Net carrying value of oil and gas properties	107,462,664	22,133,885
Cost of other property and equipment	243,906	-
Less accumulated depreciation and amortization	(42,224)	-
Net property and equipment	$107,664,346	$22,133,885

Total property and equipment located in the United States	$103,651,202	$18,133,885
Total property and equipment located in Canada	$4,013,144	$4,000,000

During the six months ended July 31, 2011, we acquired undeveloped acres from various entities for consideration of approximately $79.7 million, comprised of cash in the amount of $67.9 million and 1,437,699 shares of our common stock with a deemed value of $11.8 million.  These costs are included in the unevaluated cost category.

Ceiling Impairment

We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs exceed a ceiling as described on page F-8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. We did not recognize impairment for the six-month periods ended July 31, 2011 or 2010.

4.  Income Taxes

The Company has a net deferred tax asset as of July 31, 2011 primarily due to accumulated net operating losses.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that the entire valuation allowance should remain as of July 31, 2011.

5.  Stockholders’ Equity

Common Stock

The following transactions occurred during the six months ended July 31, 2011 with regard to shares of our common stock:

•
On February 15, 2011, the Company issued 433,500 shares of common stock to Williston Exploration LLC in the second closing of the Williston acquisition (see Note 3 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011).

•
On April 1, 2011, the Company issued 1,004,199 shares of common stock to Slawson Exploration Company, LLC and certain other parties for the purchase of approximately 6,716 undeveloped net acres in Williams County, North Dakota in addition to $14.5 million in cash.

•
In March 2011, the Company issued 18,975,000 shares of common stock in a public offering for gross proceeds of $142.3 million.  The Company paid approximately $7.6 million in expenses related to this offering.

•	In March 2011, 4,167 shares of common stock were issued pursuant to the exercise of stock options.
•	In May 2011, 78,334 shares of common stock were issued pursuant to the exercise of stock options.
•	In July 2011, 20,000 shares of common stock were issued pursuant to a termination agreement.
•	In July 2011, 214,000 shares of common stock were issued for restricted stock units that vested in February 2011.

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

Effective July 22, 2011, the Company’s stockholders approved the 2011 Omnibus Incentive Plan (the "2011 Plan"). The 2011 Plan authorized the Company to issue stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards to any employee, consultant, independent contractor, director or officer of the Company.  The maximum number of shares of common stock reserved for issuance under the 2011 Plan is 4,000,000 shares, subject to adjustment for certain transactions. Effective upon the approval of the 2011 Plan, all of the Company's existing equity incentive award plans terminated and no additional awards may be made under such plans. All outstanding awards under the existing plans shall continue in accordance with their applicable terms and conditions.

All stock options outstanding are those originally issued under the Rolling Plan.  The following table summarizes the status of stock options outstanding under the Rolling Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - January 31, 2011	343,333	$1.60
Less options forfeited	(25,000)	$3.00
Less options exercised	(82,501)	$1.34
Options outstanding - July 31, 2011	235,832	$1.50

The following table presents additional information related to the stock options outstanding at July 31, 2011:

	Options Outstanding		Options Exercisable
	Outstanding	Weighted-Average	Exercisable	Weighted-Average
	at July 31,	Remaining	at July 31,	Remaining
Exercise Price	2011	Contractual life	2011	Contractual life
$3.00	34,166	2.50	20,000	2.50

$1.25	201,666	3.34	15,000	3.34

The aggregate intrinsic value of stock options outstanding and exercisable at July 31, 2011 and 2010 was $50,700 and $49,140, respectively.  As of July 31, 2011, there was approximately $223,000 of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of approximately 1.22 years.

 For the fiscal quarter ended July 31, 2011, the Company recorded stock-based compensation related to stock option grants of $17,158 as general and administrative expense.

Restricted Stock Units

During the six months ended July 31, 2011, the Company issued 1,887,110 restricted stock units as compensation to officers, directors and employees.  Some of these awards were granted upon achievement of certain performance requirements. The restricted stock units vest over one to three years. As of July 31, 2011, there was approximately $13,101,000 of total unrecognized compensation expense related to unvested restricted stock units. This compensation expense is expected to be recognized over the remaining vesting period of approximately two years.  The following table summarizes the status of restricted stock units outstanding:

	Number of Shares	Weighted-Average Award Date Fair Value
Restricted stock units outstanding - January 31, 2011	509,636	$4.85
Grants - one to three year vesting	1,887,110	$7.75
Forfeitures	(50,000)	$5.40
Lapse of restrictions	(214,000)	$3.50
Restricted stock units outstanding - July 31, 2011	2,132,746	$7.56

The NYSE Amex, LLC (the “NYSE Amex”) requires that all grants of stock options and awards of restricted stock units be issued under a plan approved by stockholders.  Therefore, the restricted stock units that were awarded after November 5, 2010 were not considered approved awards under the NYSE Amex rules until the plan was approved by our stockholders on July 22, 2011.  Because of this, stock-based compensation for awards granted on or after November 5, 2010 was not recorded until the 2011 Plan was approved on July 22, 2011.  At the time the 2011 Plan was approved by the Company’s stockholders and ratified by the board of directors of the Company, compensation expense was recognized based on the original vesting schedule.  The restricted stock units were valued at the market value of a share of common stock on the date the 2011 Plan was approved and ratified for purposes of calculating stock-based compensation.  For the fiscal quarter ended July 31, 2011, the Company recorded stock-based compensation related to restricted stock units grants of $3,319,135 as general and administrative expense.

6.  Commitments and Contingencies

As of July 31, 2011, there were no known environmental or other regulatory matters related to the Company’s operations that were reasonably expected to result in a material liability. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company’s subsidiary, Triangle USA Petroleum Corporation, entered into a contract for the use of a drilling rig for a term of two years commencing in September 2011. The total drilling commitment over the term of the contract is estimated to be at least $17 million, excluding mobilization and demobilization charges and other charges under the contract that are dependent on the drilling operations that are performed.

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

Any references to reserves and future net revenue in this Quarterly Report on Form 10-Q have been determined in accordance with the SEC guidelines and the United States Financial Accounting Standards Board (the “U.S. Rules”) and not in accordance with National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”). The practice of preparing production and reserve quantities data under NI 51-101 differs from the U.S. Rules. The primary differences between the two reporting requirements include: (i) NI 51-101 requires disclosure of proved and probable reserves; the U.S. Rules require disclosure of only proved reserves; (ii) NI 51-101 requires the use of forecast prices in the estimation of reserves; the U.S. Rules require the use of 12-month average prices which are held constant; (iii) NI 51-101 requires disclosure of reserves on a gross (before royalties) and net (after royalties) basis; the U.S Rules require disclosure on a net (after royalties) basis; (iv) the Canadian standards require disclosure of production on a gross (before royalties) basis; the U.S. Rules require disclosure on a net (after royalties) basis; and (v) NI 51-101 requires that reserves and other data be reported on a more granular product type basis than required by the U.S. Rules.  The reserves data and other oil and natural gas information for the Company prepared in accordance with NI 51-101 can be found for viewing by electronic means in the Company’s Form 51-101F1 – Statements of Reserves Data and Other Oil and Gas Information under the Company’s profile on SEDAR at www.sedar.com.

Overview

We are an oil and natural gas exploration company currently focused on the acquisition and development of unconventional shale oil resources. In late 2009, we adopted a new investment strategy shifting our area of focus from the Maritimes Basin in the Province of Nova Scotia to the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.  To date, we have acquired approximately 74,000 net acres in the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana. Having identified an area of focus in the Bakken Shale that we believe will generate attractive returns on invested capital; we are continuing to explore further opportunities in the region.

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

Properties, Plan of Operations and Capital Expenditures

Williston Basin

We have operated and non-operated leasehold positions in the Williston Basin. We have assembled our operations team and plan to spud our first operated well in the fourth quarter of 2011. Our non-operated leasehold positions are operated by a number of different operators in the Williston Basin, including Slawson Exploration, Inc., Kodiak Oil & Gas Corporation, Continental Resources Inc. and Whiting Petroleum Corporation. As of September 2, 2011, we are participating in 40 non-operated wells in which we have an interest greater than 2%, and an additional 56 wells with an interest less than 2%.

Using industry-accepted well-spacing parameters and a combination of short and long laterals, we believe that there could be over 200 net unrisked drilling locations for the Bakken Shale and Three Forks formations on our acreage in the Williston Basin. Based on current industry expectations, we believe we can drill up to eight 9,500 foot lateral wells on 1,280 acre spacing units within our acreage. Consistent with leading field operators, we plan to perform multi-stage fracs with 25 to 30 stages on each lateral well. We also plan to drill shorter laterals on smaller units as dictated by our leasehold position.

In March 2011, Triangle announced an updated twelve-month capital expenditure budget of $150 million, with an estimated $85 million to be spent on the drilling and completing of 9.0 net non-operated and 1.6 net operated wells. The budget also provided for $50 million of capital dedicated to land acquisition and $15 million reserved for working capital and infrastructure.

On Shore Exploration Program – Nova Scotia

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

Based on the interpretation of the seismic data, a conventional closed structure has been identified on the Windsor Block. We are currently soliciting interest from industry parties to participate in the drilling of a test well to evaluate the newly identified seismic structure and to participate in a joint venture to further evaluate the unconventional gas resource potential on the Windsor Block.

Non-Core Undeveloped Properties

We have 4,427 non-operated net acres in the U.S. Rocky Mountains and 3,024 net acres in the Alberta Deep Basin of Canada. In fiscal 2011, there was no exploration activity on these undeveloped land positions and there continues to be no exploration activity planned for these projects in fiscal 2012.

Results of Operations for the Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010

For the fiscal quarter ended July 31, 2011, we recorded a net loss of $6,328,025 ($0.15 per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $96,764 ($0.01 per share of common stock, basic and diluted) for the fiscal quarter ended July 31, 2010.

Oil and Natural Gas Operations

For the fiscal quarter ended July 31, 2011, we had total oil and natural gas revenues of $624,985 compared with $8,803 for the same period in fiscal 2011.  Oil and natural gas sales and production costs for each period are summarized in the following table.  Oil sales volumes and revenues increased in the second quarter of fiscal 2012 compared to the second quarter in fiscal 2011 due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and the first half of fiscal 2012.  As of July 31, 2011, we were participating in 96 non-operated wells in the Bakken formation.  Natural gas sales volumes and revenues decreased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 because we sold all of our natural gas producing properties in fiscal 2011.

	Three months ended July 31,
	2011	2010
Oil sold (barrels)	6,787	-
Average oil price	$88.71	$-
Oil revenue	$602,096	$-
Natural gas sold (mcf)	-	6,159
Average gas price	$-	$1.43
Natural gas revenue	$-	$8,803
Natural gas liquids sold (gallons)	11,365	-
Average gas liquids price	$2.01	$-
Natural gas liquids revenue	$22,889	$-
Total oil and gas revenues	$624,985	$8,803
Less lease operating expense - North Dakota	223,239	-
Less lease operating expense - Canada	569,042	6,288
Less oil and gas amortization expense	136,000	-
Less accretion of asset retirement obligations	70,259	67,316
Loss from oil and gas operations	$(373,555)	$(64,801)
Other income	98,764	976,932
Less foreign exchange loss	10,328	19,661
Less depreciation of furniture and equipment	42,224	6,791
Less general and administrative expenses	6,000,682	982,443
Net loss	$(6,328,025)	$(96,764)
Total barrels of oil equivalent (“boe”) sold	7,058	1,027
Oil and natural gas revenue per boe sold	$88.55	$8.58
Lease operating expense per boe sold (North Dakota)	$31.63	$-
Lease operating expense per boe sold (Canada)	$-	$6.13
Amortization expense per boe sold	$19.27	$-

Lease Operating Expenses

Lease operating expenses increased $785,993 to $792,281 for the fiscal quarter ended July 31, 2011 as compared with the same period in fiscal 2011.  Approximately $569,000 of the increase was due to water disposal costs and other costs associated with two frac ponds in Nova Scotia.   Lease operating expense related to our North Dakota wells was approximately $223,000 for the fiscal quarter ended July 31, 2011 compared to zero for the fiscal quarter ended July 31, 2010.   The increase in lease operating expense related to our North Dakota wells was due to the increasing number of wells as discussed in “Oil and Natural Gas Operations” above.

Oil and Natural Gas Amortization Expense

Amortization of oil and natural gas properties increased to $136,000 in the second quarter of fiscal 2012 from zero for the same period in fiscal 2011.  This increase was due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and the first half of fiscal 2012.  In the prior year, production and amortization ceased due to the sale of all of the producing oil and natural gas properties in Canada.

Other Income

Other income of $98,764 for the fiscal quarter ended July 31, 2011 consists of $83,405 in interest income on cash held in bank accounts and $15,359 for the sale of a geological study.  Other income of $976,932 for the same period in fiscal 2011 is revenue from the sale of oil and natural gas properties in Canada.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the fiscal quarter ended July 31, 2011 and 2010:

	Three months ended July 31,
	2011	2010
Salaries, benefits and consulting fees	$885,499	$271,199
Office costs	406,937	154,642
Professional fees	1,056,543	127,640
Public company costs	160,010	66,698
Stock-based compensation	3,491,693	362,264
Total general and administrative expense	$6,000,682	$982,443

General and administrative expenses of $6,000,682 for the fiscal quarter ended July 31, 2011 exceeded that of $982,443 for the same period in the prior fiscal year by $5,018,239, or 511%.  The increase was primarily due to the following: (i) an increase in salaries, wages and benefits of $614,300 due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development; we had five employees at July 31, 2010 and as of July 31, 2011 we had 22 employees, (ii) an increase of $252,295 in office costs associated with moving into a larger office in Denver as well as accommodating the increasing number of employees and support needs of the Company, (iii) an increase in professional fees of $928,903, which was primarily the result of increased legal fees for various matters including our proxy statement filing, registration statements and due diligence work that cannot be capitalized, (iv) an increase in public company costs to $160,010 compared to $66,698 in the same period in the prior fiscal year, which was related primarily to the payment of director fees and investor relations costs, (v) an increase in stock-based compensation of $3,129,429 to $3,491,693 compared to $362,264 for the same period in fiscal 2011.  Stock-based compensation expense was higher because we had 17 more employees in fiscal 2012 as compared to the same period in fiscal 2011.  Additionally, as discussed in Note 5 of the financial statements, the NYSE Amex requires that all grants of stock options and awards of restricted stock units be issued under a plan approved by stockholders.  Therefore, the restricted stock units that were awarded after November 5, 2010 were not considered approved awards under the NYSE Amex and stock-based compensation for awards granted on or after November 5, 2010 was not recorded until the 2011 Plan was approved on July 22, 2011.  The 2011 Plan was approved by the Company’s stockholders and ratified by our board of directors on July 22, 2011 and compensation expense for grants under the 2011 Plan was recognized. Total stock-based compensation for restricted stock unit awards recorded in the second quarter of fiscal 2012 was $3,319,135.   Average quarterly stock-based compensation, based on stock options and restricted stock units outstanding at July 31, 2011, going forward will be approximately $2 million.

Results of Operations for the Six Months Ended July 31, 2011 Compared to the Six Months ended July 31, 2010

For the six months ended July 31, 2011, we recorded a net loss of $7,199,797 ($0.19 per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $765,143 ($0.08 per share of common stock, basic and diluted) for the six months ended July 31, 2010.

Oil and Natural Gas Operations

For the six months ended July 31, 2011, we had total oil and natural gas revenues of $1,138,267 compared with $41,722 for the same period in fiscal 2011.  Oil and natural gas sales and production costs for each period are summarized in the table that follows.  Oil sales volumes and revenues increased in the first half of fiscal 2012 compared to the first half of fiscal 2011 due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and the first half of fiscal 2012.  As of July 31, 2011, we were participating in 96 non-operated wells in the Bakken formation.  Natural gas sales volumes and revenues decreased in the first half of fiscal 2012 compared to the first half of fiscal 2011 because we sold all of our natural gas producing properties in fiscal 2011.

	Six months ended July 31,
	2011	2010
Oil sold (barrels)	12,122	-
Average oil price	$91.75	$-
Oil revenue	$1,112,148	$-
Natural gas sold (mcf)	-	11,375
Average gas price	$-	$3.67
Natural gas revenue	$-	$41,722
Natural gas liquids sold (gallons)	12,522	-
Average gas liquids price	$2.09	$-
Natural gas liquids revenue	$26,119	$-
Total oil and gas revenues	$1,138,267	$41,722
Less lease operating expense - North Dakota	288,157	-
Less lease operating expense - Canada	572,958	13,495
Less oil and gas amortization expense	299,761	-
Less accretion of asset retirement obligations	140,319	131,795
Loss from oil and gas operations	$(162,928)	$(103,568)
Other income	194,237	977,273
Foreign exchange (gain) loss	2,066	(30,141)
Less depreciation of furniture and equipment	42,224	13,864
Less general and administrative expenses	7,186,816	1,655,125
Net loss	$(7,199,797)	$(765,143)
Total barrels of oil equivalent (“boe”) sold	12,420	1,896
Oil and natural gas revenue per boe sold	$91.65	$22.01
Lease operating expense per boe sold (North Dakota)	$23.20	$-
Lease operating expense per boe sold (Canada)	$-	$7.12
Amortization expense per boe sold	$24.14	$-

Lease Operating Expenses

Lease operating expenses increased $847,620 to $861,115 for the six months ended July 31, 2011 as compared with $13,495 for the same period in fiscal 2011.  Approximately $573,000 of the increase was due to water disposal costs and other costs associated with two frac ponds in Nova Scotia.   Lease operating expense related to our North Dakota wells was approximately $288,000 for the six months ended July 31, 2011 compared to zero for the six months ended July 31, 2010.   The increase in lease operating expense related to our North Dakota wells was due to the increasing number of wells as discussed in “Oil and Natural Gas Operations” above.

Oil and Natural Gas Amortization Expense

Amortization of oil and natural gas properties increased to $299,761 in the first six months of fiscal 2012 from zero for the same period in fiscal 2011.  This increase was due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and the first half of fiscal 2012.  In the prior year, production and amortization ceased due to the sale of all of the producing oil and natural gas properties in Canada.

Other Income

Other income of $194,237 for the six months ended July 31, 2011 consists of $178,878 in interest income on cash held in bank accounts and $15,359 for the sale of a geological study.  Other income of $977,273 for the same period in fiscal 2011 is revenue from the sale of oil and natural gas properties in Canada.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the six months ended July 31, 2011 and 2010:

	Six months ended July 31,
	2011	2010
Salaries, benefits and consulting fees	$1,545,193	$552,253
Office costs	685,118	308,574
Professional fees	1,074,658	192,491
Public company costs	324,056	118,002
Stock-based compensation	3,557,791	483,805
Total general and administrative expense	$7,186,816	$1,655,125

General and administrative expenses of $7,186,816 for the six months ended July 31, 2011 exceeded that of $1,655,125 for the same period in the prior year by $5,531,691, or 334%.  The increase was primarily due to the following: (i) an increase in salaries, wages and benefits of $992,940 due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development; we had five employees at July 31, 2010 and as of July 31, 2011 we had 22 employees, (ii) an increase of $376,544 in office costs associated with moving into a larger office in Denver as well as accommodating the increasing number of employees and support needs of the Company, (iii) an increase in professional fees of $882,167, which was primarily the result of increased legal fees for various matters including our proxy statement filing, registration statements and due diligence work that cannot be capitalized.  A small portion of the increase was also related to termination costs in connection with the closing of our Calgary office as well as personnel recruitment costs associated with building our team in Denver, (iv) an increase in public company costs to $324,056 compared to $118,002 in the same period in the prior fiscal year, which was related primarily to the payment of director fees, investor relations costs and public company listing fees, (v) an increase in stock-based compensation of $3,073,986 to $3,557,791 compared to $483,805 for the same period in fiscal 2011.  Stock-based compensation expense was higher because we had 17 more employees in fiscal 2012 as compared to the same period in fiscal 2011.  Additionally, as discussed in Note 5 of the financial statements, the NYSE Amex requires that all grants of stock options and awards of restricted stock units be issued under a plan approved by stockholders.  Therefore, the restricted stock units that were awarded after November 5, 2010 were not considered approved awards under the NYSE Amex and stock-based compensation for awards granted on or after November 5, 2010 was not recorded until the 2011 Plan was approved on July 22, 2011.  The 2011 Plan was approved by the Company’s stockholders and ratified by our board of directors on July 22, 2011 and compensation expense for grants under the 2011 Plan was recognized. Total stock-based compensation for restricted stock unit awards recorded for the first six months of fiscal 2012 was $3,361,862.   Average quarterly stock-based compensation, based on stock options and restricted stock units outstanding at July 31, 2011, going forward will be approximately $2 million.

Analysis of Changes in Cash Flows

Net Cash Used By Operating Activities

Cash flows used by operating activities was $5,398,747 and $1,640,608 for the six months ended July 31, 2011 and 2010, respectively.  The $3,758,139 increase in cash used in the first six months of fiscal 2012 compared with fiscal 2011 was mainly due to increased general and administrative expenses including increased salaries and wages and other costs associated with the growth in the Company.

Net Cash Used By Investing Activities

For the six months ended July 31, 2011, investing activities used $76,566,985 in cash as compared to $9,898,918 used in the first six months of fiscal 2011.  Cash used in investing activities increased primarily as a result of the acquisitions of oil and natural gas properties.

Net Cash Provided By Financing Activities

Cash flows provided by financing activities in the first six months of fiscal 2012 of $134,853,624 was primarily a result of the sale of our common stock for $7.50 per share in March 2011. Share issue costs in connection with the sale of these securities were $7,569,527.   During the first six months of fiscal 2012, we also received proceeds of $110,651 from the exercise of stock options. Cash flows provided by financing activities in the first six months of fiscal 2011 of $8,699,426 was primarily a result of the sale of our common stock for $3.30 per share with share issue costs in connection with the sale of these securities of $773,531.  During the first six months of fiscal 2011, we also received proceeds of $234,957 from the exercise of stock options.

Liquidity and Capital Resources

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties.  In March 2011, the Company announced an updated twelve-month capital expenditure budget of $150 million.  We expect to be able to fund these expenditures as well as other commitments and working capital requirements using existing capital as well as with additional capital raised through the sale of debt or equity.  In March 2011, we raised $134.7 million (net of underwriting discounts and commissions and estimated offering expenses) through the sale of our equity securities.  We may expand or reduce our capital expenditures depending on, among other things, the results of future wells and our available capital.

As of July 31, 2011, we had cash of $110.7 million consisting primarily of cash held in bank accounts with Wells Fargo, Royal Bank of Canada and JP Morgan Chase as compared to $2.1 million as of July 31, 2010.  As of July 31, 2011, working capital was $109.0 million as compared to $4.2 million as of July 31, 2010.   We may generate additional capital to fund increases in capital expenditures through additional sales of our securities, or debt financing.  We may not be able to obtain equity or debt financing on terms favorable to us, or at all.  Our ability to continue to acquire property and to grow our oil and natural gas reserves and cash flows would be severely impacted if we are unable to obtain sufficient capital.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

None.

Item 5. Other Information.

None.

Item 6. Exhibits

10.01	Form of Restricted Stock Unit

10.02
Employment Agreement, dated July 28, 2011, between Jeremy Wagers and the Company filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 and incorporated herein by reference

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

TRIANGLE PETROLEUM CORPORATION

Date: September 7, 2011	By:	/s/ PETER HILL
Peter Hill
Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2011	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)