Form 10-Q
period 2011-10-31
Triangle Petroleum Corp
filed 2011-12-14
CIK 1281922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to _________

Commission file number  001-34945

TRIANGLE PETROLEUM CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0430762
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of December 9, 2011, there were 43,290,539 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	October 31,	January 31,
	2011	2011
ASSETS
CURRENT ASSETS
Cash	$93,861,258	$57,773,269
Restricted cash	-	105,264
Accounts receivable (Note 6)	5,034,199	232,828
Prepaid expenses and deposits	313,547	316,069
Total current assets	99,209,004	58,427,430

LONG-TERM ASSETS
Property and Equipment:
Oil and gas properties, full cost method (Note 3)	127,317,098	22,133,885
Other property and equipment (Note 3)	5,482,778	-
Total property and equipment	132,799,876	22,133,885
Prepaid drilling costs and other	5,756,888	1,469,453
Total assets	$237,765,768	$82,030,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,479,951	$1,939,754
Accrued liabilities	7,745,658	2,880,611
Asset retirement obligations (Note 2)	1,732,121	-
Total current liabilities	14,957,730	4,820,365

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	77,893	1,403,697
Total liabilities	15,035,623	6,224,062

STOCKHOLDERS' EQUITY (Note 5)
Common stock, $0.00001 par value, 70,000,000 shares authorized; 43,265,539 and 22,525,672 shares issued and outstanding at October 31, 2011 and January 31, 2011, respectively	432	225
Additional paid-in capital	312,050,475	159,788,323
Accumulated deficit	(93,291,826)	(83,981,842)
Total parent company stockholders’ equity	218,759,081	75,806,706
Noncontrolling interest in subsidiary	3,971,064	-
Total stockholders' equity	222,730,145	75,806,706
Total liabilities and stockholders’ equity	$237,765,768	$82,030,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2011	2010	2011	2010
REVENUES
Oil and natural gas sales, net of royalties	$3,462,471	$100,444	$4,600,739	$142,166

EXPENSES
Lease operating	575,146	23,911	1,436,261	37,406
General and administrative
Stock-based compensation	1,998,586	264,902	5,556,377	748,707
Other general and administrative	1,819,172	741,165	5,448,197	1,912,485
Depletion, depreciation and amortization (Note 3)	1,231,817	41,132	1,573,802	54,996
Accretion of asset retirement obligations (Note 2)	70,786	64,659	211,105	196,454
Less gain on sale of oil and gas properties	-	-	-	(976,900)
Foreign exchange loss (gain)	8,862	(7,638)	10,928	(37,779)
Total operating expenses	5,704,369	1,128,131	14,236,670	1,935,369

LOSS FROM OPERATIONS	(2,241,898)	(1,027,687)	(9,635,931)	(1,793,203)

OTHER INCOME
Interest and miscellaneous income	102,774	103	297,011	476

NET LOSS AND COMPREHENSIVE LOSS	$(2,139,124)	$(1,027,584)	$(9,338,920)	$(1,792,727)
Less: net loss attributable to the noncontrolling interest in subsidiary	28,936	-	28,936	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,110,188)	$(1,027,584)	$(9,309,984)	$(1,792,727)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.10)	$(0.23)	$(0.19)

Weighted average common shares outstanding - basic and diluted	43,261,133	10,085,586	39,662,997	9,470,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

For the nine months ended October 31, 2011

	Shares of Common Stock	Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Non- controlling interest in Subsidiary	Total Equity
Balance - January 31, 2011	22,525,672	$225	$159,788,323	$(83,981,842)	-	$75,806,706
Common stock issued for the purchase of oil and natural gas property	433,500	4	3,134,201	-	-	3,134,205
Common stock issued for the purchase of oil and natural gas property	1,004,199	10	8,646,143	-	-	8,646,153
Sale of common stock at $7.50/share	18,975,000	190	142,312,310	-	-	142,312,500
Common stock offering costs	-	-	(7,569,527)	-	-	(7,569,527)
Exercise of stock options	82,501	1	110,650	-	-	110,651
Common stock issued pursuant to termination agreement	20,000	-	155,400	-	-	155,400
Vesting of restricted stock units	224,667	2	(2)	-	-	-
Stock-based compensation	-	-	5,472,977	-	-	5,472,977
Minority equity contribution in subsidiary	-	-	-	-	4,000,000	4,000,000
Net loss for the period	-	-	-	(9,309,984)	(28,936)	(9,338,920)
Balance - October 31, 2011	43,265,539	$432	$312,050,475	$(93,291,826)	$3,971,064	$222,730,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,338,920)	$(1,792,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	211,105	196,454
Depreciation, depletion and amortization	1,573,802	54,996
Stock-based compensation	5,556,377	748,707
Gain on sale of oil and gas properties	-	(976,900)
Foreign exchange changes	-	(20,840)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	2,522	(318,786)
Accounts receivable	(4,801,372)	(28,556)
Accounts payable and accrued liabilities	(1,433,709)	(179,674)
Cash used in operating activities	(8,230,195)	(2,317,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures	(84,865,060)	(11,955,610)
Purchase of property and equipment	(5,534,819)	-
Cash advanced to operators for oil and gas property expenditures	(4,287,435)	-
Cash refund of collateral account	105,264	-
Non-controlling interest in subsidiary	4,000,000	-
Proceeds from sale of oil and gas properties	46,800	976,900
Cash used in investing activities	(90,535,250)	(10,978,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	142,312,310	10,117,000
Common stock issuance costs	(7,569,527)	(796,932)
Issuance of common stock for exercise of options	110,651	234,956
Cash provided by financing activities	134,853,434	9,555,024

Foreign exchange change on cash	-	20,841

NET INCREASE (DECREASE) IN CASH	$36,087,989	$(3,720,171)

CASH, BEGINNING OF PERIOD	57,773,269	4,878,601

CASH, END OF PERIOD	$93,861,258	$1,158,430

NON-CASH INVESTING ACTIVITIES
Additions to oil and gas properties through accounts payable and accrued liabilities	$9,839,143	$-
Additions to oil and gas properties through the issuance of common stock	$11,780,344	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

2.  Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated balance sheet as of January 31, 2011 has been derived from our audited financial statements. The accompanying unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: (i) Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, (ii) Integrated Operating Systems, incorporated in the State of Colorado and (iii) Triangle USA Petroleum Corporation, incorporated in the State of Colorado, and its wholly owned subsidiaries.  These financial statements also include the accounts of the Company’s 83% owned subsidiary RockPile Holdings LLC, incorporated in the state of Delaware. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. We believe the disclosures made are adequate to make the information not misleading.  We recommend that these consolidated financial statements be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine month periods ended October 31, 2011 are not necessarily indicative of the operating results for the entire fiscal year ending January 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities including contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and natural gas reserve quantities provide the basis for calculation of depletion, depreciation, amortization and impairment, each of which represents a significant component of the consolidated financial statements.  Management estimated the proved reserves at October 31, 2011 with consideration of (1) the proved reserve estimates for the prior fiscal year-end prepared by independent engineering consultants and (2) significant new discoveries and changes during the interim period in production, ownership, and other factors underlying reserve estimates.

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

On October 17, 2011, the Company entered into a definitive amended and restated limited liability company agreement of RockPile Holdings, LLC, a Delaware limited liability company (“RockPile”), between RockPile, the Company, and certain other investors named therein. RockPile is a pressure pumping company.  Pursuant to the Agreement, the Company retained approximately 83% of RockPile, with overall total capital commitments of $24 million.  The approximately 27% noncontrolling interest is included as a separate component of total equity. In addition, the net income (loss) on the consolidated statements of operations includes the net income (loss) attributable to the noncontrolling interest.

Recent Accounting Pronouncements

As of October 31, 2011, there have been no recent accounting pronouncements currently relevant to the Company in addition to those discussed on page F-10 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Reclassifications

Certain amounts in the fiscal 2011 consolidated financial statements have been reclassified to conform to the fiscal 2012 financial statement presentation. Such reclassifications have had no effect on net loss for the period ended October 31, 2010.

Asset Retirement Obligations

The following table reflects the change in asset retirement obligations for the periods presented:

	For the nine months ended
	October 31, 2011	October 31, 2010
Balance, beginning of period	$1,403,697	$1,180,515
Liabilities incurred	31,112	17,403
Revision of estimates	164,176	-
Liabilities settled	(76)	(29,394)
Accretion	211,105	196,454
Balance, end of period	$1,810,014	$1,364,978
Current portion, end of period	$1,732,121	$-
Long-term portion, end of period	$77,893	$1,364,978

The $1,732,121 current liability at October 31, 2011 is for reclamation of frac ponds and abandonment of well bores in Canada that previously were expected to be reclaimed no sooner than 2013.

3.  Property and Equipment

Property and equipment at October 31, 2011 and January 31, 2011, consisted of the following:

	October 31,	January 31,
	2011	2011
Oil and gas properties, full cost method:
Unevaluated costs, not yet subject to amortization	$95,335,799	$15,206,667
Evaluated costs	33,599,061	7,023,218
	128,934,860	22,229,885
Less accumulated amortization	(1,617,762)	(96,000)
Net carrying value of oil and gas properties	127,317,098	22,133,885
Other property and equipment	5,534,819	-
Less accumulated depreciation and amortization	(52,041)	-
Net property and equipment	$132,799,876	$22,133,885

Total property and equipment located in the United States	$128,562,998	$18,133,885
Total property and equipment located in Canada	$4,236,878	$4,000,000

During the nine months ended October 31, 2011, we acquired undeveloped acres from various entities and incurred drilling and completion costs for total consideration of approximately $106.7 million, comprised of cash in the amount of $84.9 million, accrued costs of $10 million and 1,437,699 shares of our common stock with a deemed value of $11.8 million.

In the third quarter of fiscal 2012, we capitalized $270,000 of internal land and geology department costs directly associated with property acquisition, exploration (including lease record maintenance) and development. The internal land and geology department costs were capitalized to unevaluated costs.

Other property and equipment includes additions of $4.6 million for pressure pumping equipment of the Company’s 83% owned subsidiary, RockPile.  This equipment has not been put into service and is not currently depreciated.  It is estimated that the equipment will not go into service until approximately the second quarter of fiscal 2013.

Ceiling-Test Impairments

The Company uses the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total net carrying value of oil and gas properties exceed a ceiling as described on page F-8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. The Company did not have such impairments for the nine-month periods ended October 31, 2011 and 2010.

4.  Income Taxes

The Company has a net deferred tax asset as of October 31, 2011 primarily due to accumulated net operating losses. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that the entire valuation allowance should remain as of October 31, 2011. Management has also estimated there to be a tax net operating loss for tax for fiscal year 2012. Income tax provisions are zero for the nine-month periods ended October 31, 2011 and 2010.

5.  Stockholders’ Equity

Common Stock

The following transactions occurred during the nine months ended October 31, 2011 with regard to shares of the Company’s common stock:

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

•	In July 2011, 20,000 shares of common stock were issued pursuant to an employment termination agreement.
•	For the nine months ended October 31, 2011, the Company issued 82,801 shares of common stock pursuant to the exercise of stock options.
•	For the nine months ended October 31, 2011, the Company issued 224,667 shares of common stock for restricted stock units that vested during the period.

Stock Options

Effective January 28, 2009, the Company’s board of directors approved a Stock Option Plan (the “Rolling Plan”) whereby the number of authorized but unissued shares of common stock that may be issued upon the exercise of stock options granted under the Rolling Plan at any time shall not exceed 10% of the issued and outstanding shares of common stock on a non-diluted basis at any time, and such aggregate number of shares of common stock shall automatically increase or decrease as the number of issued and outstanding shares of common stock change. Pursuant to the Rolling Plan, stock options become exercisable as to one-third on each of the first, second and third anniversaries of the date of the grant, and allow for the granting of stock options at an exercise price of not less than fair value of the common stock at the time of grant and for a term not to exceed ten years.

Effective July 22, 2011, the Company’s stockholders approved the 2011 Omnibus Incentive Plan (the "2011 Plan"). The 2011 Plan authorized the Company to issue stock options, stock appreciation rights (“SAR”s), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards to any employee, consultant, independent contractor, director or officer of the Company.  The maximum number of shares of common stock reserved for issuance under the 2011 Plan is 4,000,000 shares, subject to adjustment for certain transactions. All of the Company's previous equity incentive award plans were terminated, and no additional awards may be made under such plans. All outstanding awards under the plans shall continue in accordance with their applicable terms and conditions.

All stock options outstanding are those originally issued under the Rolling Plan.  The following table summarizes the status of stock options outstanding under the Rolling Plan:

	Options Outstanding		Options Exercisable
	Outstanding	Weighted-Average	Exercisable	Weighted-Average
	at October 31,	Remaining	at October 31,	Remaining
Exercise Price	2011	Contractual life	2011	Contractual life
$3.00	34,166	2.25	20,000	2.25

$1.25	201,666	3.08	15,000	3.08

The following table presents additional information related to the stock options outstanding at October 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - January 31, 2011	343,333	$1.60
Forfeited	(25,000)	$3.00
Exercised	(82,501)	$1.34
Options outstanding - October 31, 2011	235,832	$1.50

The aggregate intrinsic value of stock options outstanding and exercisable at October 31, 2011 and 2010 was $262,000 and $1,514,000, respectively.  As of October 31, 2011, there was approximately $246,000 of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of approximately one year.

For the fiscal quarter ended October 31, 2011, the Company recorded stock-based compensation related to stock option grants of $20,265 as general and administrative expense.

Restricted Stock Units

During the nine months ended October 31, 2011, the Company issued 1,892,110 restricted stock units as compensation to officers, directors and employees.  Some of these awards were granted upon achievement of certain performance requirements. The restricted stock units vest over one to three years. As of October 31, 2011, there was approximately $11,052,000 of total unrecognized compensation expense related to unvested restricted stock units. This compensation expense is expected to be recognized over the remaining vesting period of approximately two years.  The following table summarizes the status of restricted stock units outstanding:

	Number of Shares	Weighted-Average Award Date Fair Value
Restricted stock units outstanding - January 31, 2011	509,636	$4.85
Grants - one to three year vesting	1,892,110	$7.96
Forfeitures	(50,000)	$5.40
Lapse of restrictions	(224,667)	$3.62
Restricted stock units outstanding - October 31, 2011	2,127,079	$7.57

For the fiscal quarter ended October 31, 2011, the Company recorded $1,998,586 of stock-based compensation in general and administrative expense, of which $1,978,321 related to grants in recent years of restricted stock units with the amount of expense impacted by the following matters.  The NYSE Amex, LLC (the “NYSE Amex”) requires that all grants of stock options and awards of restricted stock units be issued under a plan approved by stockholders.  Therefore, the restricted stock units that were awarded after November 5, 2010 were not considered approved awards under the NYSE Amex rules until the plan was approved by the Company’s stockholders on July 22, 2011.  As a result, stock-based compensation for awards granted on or after November 5, 2010 was not recorded until the 2011 Plan was approved on July 22, 2011.  At the time the 2011 Plan was approved by the Company’s stockholders and ratified by the board of directors of the Company, compensation expense was recognized based on the original vesting schedule.  The restricted stock units were valued at the market value of a share of common stock on the date the 2011 Plan was approved and ratified for purposes of calculating stock-based compensation.

6.  Accounts receivable at October 31, 2011:

The accounts receivable balance of $5,034,199 at October 31, 2011 consisted of the following:

•	$2,649,255 of receivables for revenue, net of withheld production and severance taxes,
•
$1,613,677 of other trade receivables, primarily receivables from other working interest owners for their share of costs in a well begun in October 2011 and operated by Triangle USA Petroleum Corporation, and

•	$771,267 of other receivables, of which approximately $717,000 was received prior to December 14, 2011.

Management expects all of the $5,034,199 to be received and has recorded no allowance for doubtful accounts.

7.  Significant Changes in Proved Reserve Estimates

Changes in proved reserves under SEC rules and guidelines

The Company’s senior reservoir engineer prepared internal estimates (using SEC rules and guidelines) of the Company’s total proved and total proved undeveloped oil and gas reserves as of October 31, 2011.  Those estimates are approximately 80% to 90% greater than the Company’s total proved reserves of 1,235 MBoe and total proved undeveloped reserves of 1,021 MBoe as of January 31, 2011, as disclosed on page F-17 of the Company’s Annual Report filed on Form 10-K for the fiscal year ended January 31, 2011.  The January 31, 2011 estimated proved reserves were prepared by MHA Petroleum Consultants, whose report is filed as an exhibit to the Annual Report.  The Company has engaged Ryder Scott Company L.P., an independent petroleum consulting company,  to estimate the Company’s proved oil and gas reserves as of January 11, 2012 for the Company’s Annual Report on Form 10-K.

The increases in proved reserves are primarily attributable to  (a) Company exploration and development activities in North Dakota since January 31, 2011 and (b) the Company’s ability to recognize additional proved undeveloped locations, as a result of (i) more producing wells offsetting some of the Company’s undeveloped acreage, (ii) the Company’s ability to fund development of the proved undeveloped locations after receiving $142 million in proceeds from the sale of common stock in March 2011 and (iii) the Company’s acquisitions after January 31, 2011 of additional undeveloped properties in North Dakota.

The proved reserves at January 31, 2011 and October 31, 2011 are in the Bakken formation or the Three Forks formation in areas within McKenzie County, Williams County or Dunn County, North Dakota.

The Company’s senior reservoir engineer has been a Registered Professional Engineer in Colorado since 1984, and has over 15 years’ experience as a petroleum engineer.  The internal estimates of proved reserves are based on available geoscience and engineering data including North Dakota online files of monthly production for wells in which the Company has an interest and wells adjacent to drill spacing units in which the Company has an interest.  The internal reserve schedules and certain supporting schedules are reviewed by various members of management before the senior reservoir engineer prepares a final internal summary of proved reserves and a final listing (by well and drilling location) of proved reserves.

Changes in proved reserves under Canadian rules and guidelines

On April 19, 2011, the Company filed with Canada the Company’s Form 51-101F1 (Statements of Reserves Data and Other Oil and Gas Information).  The filing is viewable under the Company’s profile on SEDAR at www.sedar.com.  As explained more fully on page 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, the Canadian rules and guidelines for calculation of proved and probable reserves at January 31, 2011 reported in Form 51-101F1 differ from SEC rules and guidelines.  The reserve estimates at January 31, 2011 under Canadian rules and guidelines were also prepared by MHA Petroleum Consultants.

The Company’s senior reservoir engineer prepared internal estimates of the Company’s total proved oil and gas reserves as of October 31, 2011, using Canadian rules and guidelines.  Those estimates also are approximately 80% to 90% greater than the Company’s total proved oil and gas reserves at January 31, 2011 disclosed in the Form 51-101F1 of April 19, 2011.  The Form 51-101F1 showed no probable reserves.  The Company did not prepare any internal estimates of probable reserves as of October 31, 2011 under Canadian rules and guidelines.  In computing barrels of oil equivalent (“boes”), gas was converted into oil in the ratio of 6 mcf to 1 barrel of oil.  A boe conversion ratio of 6 mcf to 1 barrel is based on an energy equivalency conversion method and does not represent a value equivalency.

8.  Commitments and Contingencies

At October 31, 2011, there were no known environmental or other regulatory matters related to the Company’s operations that were reasonably expected to result in a material liability other than asset retirement obligations which are reflected on the balance sheet. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company’s wholly-owned subsidiary, Triangle USA Petroleum Corporation, entered into a contract for the use of a drilling rig for a term of two years commencing in September 2011. The total drilling commitment over the term of the contract is estimated to be approximately $17 million.

During the first quarter of fiscal 2012, the Company signed a contract to lease office space in Denver, Colorado.  The lease term is 39 months, and the commencement date of the lease was April 15, 2011.  The annual rentals are approximately $240,000.  In addition to the commitments for this new lease, the Company also has lease commitments for previous office space of approximately $70,000 per year for fiscal 2012, 2013 and 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We or our representatives may make forward-looking statements, oral or written, including statements in this Quarterly Report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling in the future, our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the Risk Factors noted in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, including, but not limited to, the Risk Factors identified in Item 1A of such report. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

Information Regarding Disclosure of Oil and Gas Reserves. Any references in this Quarterly Report to proved oil and gas reserves and future net revenue of such proved reserves have been determined in accordance with the SEC guidelines and the United States Financial Accounting Standards Board (the “U.S. Rules”) and not in accordance with National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”), except as disclosed in Note 7 to the Company’s financial statements in this Quarterly Report. The practice of preparing production and reserve quantities data under NI 51-101 differs from the U.S. Rules. The primary differences between the two reporting requirements include: (i) NI 51-101 requires disclosure of proved and probable reserves; the U.S. Rules usually require disclosure of only proved reserves; (ii) NI 51-101 requires the use of forecast prices in the estimation of reserves; the U.S. Rules require the use of 12-month average historical prices which are held constant; (iii) NI 51-101 requires disclosure of reserves on a gross (before royalties) and net (after royalties) basis; the U.S Rules require disclosure on a net (after royalties) basis; (iv) the Canadian standards require disclosure of production on a gross (before royalties) basis; the U.S. Rules require disclosure on a net (after royalties) basis; and (v) NI 51-101 requires that reserves and other data be reported on a more granular product type basis than required by the U.S. Rules.  The reserves data and other oil and natural gas information for the Company prepared in accordance with NI 51-101 can be found for viewing by electronic means in the Company’s Form 51-101F1 – Statements of Reserves Data and Other Oil and Gas Information under the Company’s profile on SEDAR at www.sedar.com.

Overview

We are an oil and natural gas exploration company currently focused on the acquisition and development of unconventional shale oil resources.  Following a change in management which occurred in late 2009, we adopted a new investment strategy shifting our area of focus from the Maritimes Basin in the Province of Nova Scotia to the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.  To date, we have acquired approximately 81,000 net acres in the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.

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

On October 17, 2011, the Company entered into a definitive amended and restated limited liability company agreement of RockPile between RockPile, the Company, and certain other investors named therein.  RockPile is a pressure pumping company.  Pursuant to the Agreement, the Company retained approximately 83% of RockPile, with overall total capital commitments of $24 million. RockPile is currently in the process of assembling an operations team.  RockPile is expected to commence operations in the second quarter of fiscal 2013.

Properties, Plan of Operations and Capital Expenditures

Williston Basin

We have operated and non-operated leasehold positions in the Williston Basin. Our operations team has been assembled. Our operated drilling program began in October 2011 with the spudding of the Dwyer 150-101-21-16-1H located in McKenzie County, North Dakota. The well targeted the Middle Bakken formation, and drilling operations were finished in December 2011. The well is currently waiting on completion operations to frac the well and place it on production. The drilling rig we have under contract, the Xtreme Coil Drilling #7, is currently being mobilized to a second drilling location in McKenzie County. We intend to continue drilling with a one-rig operated program for the foreseeable future although management may consider adding a second drilling rig for a three-month commitment in 2012. Should management elect to commit to a second rig in 2012, we anticipate drilling between fourteen and sixteen gross operated wells in fiscal 2013. Based on our current drilling schedule and current working interest levels in our units, this would result in us drilling between seven and eight net operated wells in fiscal 2013.

As of December 13, 2011, we were participating in 49 non-operated wells in which we have a working interest greater than 2%, and an additional 52 non-operated wells in which we have a working interest less than 2%. Our non-operated leasehold positions are operated by a number of different operators in the Williston Basin, including Slawson Exploration, Inc., Kodiak Oil & Gas Corporation, Continental Resources Inc. and Whiting Petroleum Corporation. Our Board of Directors has approved a fiscal 2013 capital expenditure budget which includes $30 million for the drilling of non-operated wells. We anticipate selling or trading our interest in between 2,000 and 4,000 non-operated net acres in fiscal 2013 as we continue to shift our focus and asset base towards our operated drilling program.

We are currently focused on growing our production and reserve base through the development of our leasehold position in the Williston Basin. We averaged approximately 450 barrels of oil equivalent per day in the fiscal quarter ended October 31, 2011.  As of December 8, 2011, we estimate the Company’s net production to be approximately 800 barrels of oil equivalent per day (“boepd”). All of our production currently comes from interests in non-operated wells. In December 2011, we provided guidance indicating management currently anticipates fiscal 2013 exit rate production to be between 2,600 and 3,200 boepd. We define exit rate production to be the average production for the last ten days of a given fiscal period. Changes to our anticipated drilling program as well as other risks associated with our business may have an impact on this estimate. For a description of risks associated with our operations, please see Item 1A “Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended January 31, 2011.

Using industry-accepted well-spacing parameters and a combination of short and long laterals, we believe that there could be over 350 net unrisked drilling locations for the Bakken Shale and Three Forks formations on our acreage in the Williston Basin. Based on current industry expectations, we believe we can drill up to between six and eight 9,500 foot lateral wells on 1,280 acre spacing units within our acreage (four wells in the Middle Bakken formation and four wells in the Three Forks formation per spacing unit). Consistent with leading field operators, we plan to perform multi-stage fracs with 25 to 30 stages on each lateral well. We also plan to drill shorter laterals on smaller units as dictated by our leasehold positions.

In August 2011, the Company formed RockPile Holdings LLC (“RockPile”), incorporated in the State of Delaware. In October 2011, the Company entered in a unit purchase agreement with RockPile for 20,000,000 Series A units, or approximately 83% of the Series A units. RockPile is an oilfield services company focused on providing pressure pumping and ancillary services to the Williston Basin. In early December 2011, RockPile established its headquarters in Denver, Colorado.  RockPile anticipates it will have approximately 11 employees as of January 3, 2012. RockPile will initially focus on providing dedicated services to the Company although it will seek to generate incremental revenue by expanding its product offering and seek work from other operators besides the Company in the Williston Basin.

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

Non-Core Undeveloped Properties

We have 4,427 non-operated net acres in the U.S. Rocky Mountains and 3,024 net acres in the Alberta Deep Basin of Canada for which unevaluated costs at October 31, 2011 are zero. In fiscal 2011, there was no exploration activity on these undeveloped land positions, and there continues to be no exploration activity planned for these projects in fiscal 2012.

Results of Operations for the Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

For the fiscal quarter ended October 31, 2011, we recorded a net loss attributable to common stockholders of $2,110,188 ($0.05 per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $1,027,584 ($0.10 per share of common stock, basic and diluted) for the fiscal quarter ended October 31, 2010.

Oil and Natural Gas Operations

For the fiscal quarter ended October 31, 2011, we had total oil and natural gas revenues of $3,462,471 compared with $100,444 for the same period in fiscal 2011.  Oil and natural gas sales and production costs for each period are summarized in the following table.  Oil sales volumes and revenues increased in the third quarter of fiscal 2012 compared to the third quarter in fiscal 2011 due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and 2012.  As of December 1, 2011, we had average daily production of approximately 800 barrels of oil equivalent per day (“boepd”), 2.56 net producing wells and 37 gross (1.63 net) wells in progress.  As of July 31, 2011, we had average daily production of 136 boepd, one net producing well and 18 gross (1.45 net) wells in progress.  Natural gas sales volumes and revenues decreased in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 because we sold all of our natural gas producing properties in fiscal 2011.

	Three months ended October 31,
	2011	2010
Oil sold (barrels)	39,636	-
Average oil price	$85.35	$-
Oil revenue	$3,382,804	$-
Natural gas sold (mcf)	10,591	6,536
Average gas price	$6.36	$2.96
Natural gas revenue	$67,331	$19,350
Natural gas liquids sold (gallons)	7,832	60,270
Average gas liquids price	$1.58	$1.35
Natural gas liquids revenue	$12,336	$81,094
Total oil and gas revenues, net of royalties	$3,462,471	$100,444
Less lease operating expense - North Dakota	(523,887)	-
Less lease operating expense - Canada	(51,259)	(23,911)
Less oil and gas amortization expense	(1,222,000)	(35,844)
Less accretion of asset retirement obligations	(70,786)	(64,659)
Income (loss) from oil and gas operations	$1,594,539	$(23,970)
Other income	102,774	103
Foreign exchange gain (loss)	(8,862)	7,638
Less depreciation of furniture and equipment	(9,817)	(5,288)
Less general and administrative expenses	(3,817,758)	(1,006,067)
Net loss	$(2,139,124)	$(1,027,584)
Total barrels of oil equivalent (“boe”) sold	41,588	2,524
Oil and natural gas revenue per boe sold	$83.26	$39.79
Lease operating expense per boe sold (North Dakota)	$12.60	$-
Lease operating expense per boe sold (Canada)	$-	$9.47
Amortization expense per boe sold	$29.38	$14.20

Lease Operating Expenses

Lease operating expenses increased $551,235, to $575,146 for the fiscal quarter ended October 31, 2011 as compared with $23,911 for the same period in fiscal 2011.  The increase in lease operating expense for the third quarter of fiscal 2012 is primarily related to our increasing number of wells in North Dakota as discussed in “Oil and Natural Gas Operations” above.

Oil and Natural Gas Amortization Expense

Amortization of oil and natural gas properties increased $1,186,156, to $1,222,000 in the third quarter of fiscal 2012 from $35,844 for the same period in fiscal 2011.  This increase was due primarily to increased production from wells in the Bakken formation that were completed in fiscal 2012 and in which the Company owns working interests.

Other Income

Other income of $102,774 for the fiscal quarter ended October 31, 2011 consists of $65,204 in interest income on cash held in bank accounts and $37,570 in rental income.  Other income of $103 for the same period in fiscal 2011 is interest income from bank accounts.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the fiscal quarters ended October 31, 2011 and 2010:

	Three months ended October 31,
	2011	2010
Salaries, benefits and consulting fees	$910,703	$358,744
Office costs	460,143	215,647
Professional fees	281,656	80,542
Public company costs	166,670	86,132
Stock-based compensation	1,998,586	264,902
Total general and administrative expense	$3,817,758	$1,005,967

General and administrative expenses of $3,817,758 for the fiscal quarter ended October 31, 2011 exceeded that of $1,005,967 for the same period in the prior fiscal year by $2,811,791, or 280%.  The increase was primarily due to the following: (i) an increase in salaries, wages and benefits of $551,959 due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development; we had five employees at October 31, 2010 and as of October 31, 2011 we had 21 employees, (ii) an increase of $244,496 in office costs associated with accommodating the increasing number of employees and support needs of the Company, (iii) an increase in professional fees of $201,114, which was primarily the result of increased legal fees for various matters , (iv) an increase in public company costs to $166,670 compared to $86,132 in the same period in the prior fiscal year, which was related primarily to the payment of director fees and investor relations costs, (v) an increase in stock-based compensation of $1,733,684 (to $1,998,586 compared to $264,902 for the same period in fiscal 2011).  Stock-based compensation expense was higher (i) because we had 16 additional employees with grants of restricted stock units in fiscal 2012 as compared to the same period in fiscal 2011 and (ii) because of having to delay recognition of certain share-based compensation expense until stockholder approval on July 22, 2011 of the 2011 Omnibus Incentive Plan, as explained in Note 5 of the condensed consolidated financial statements within this Quarterly Report.

Results of Operations for the Nine Months Ended October 31, 2011 Compared to the Nine Months ended October 31, 2010

For the nine months ended October 31, 2011, we recorded a net loss attributable to common stockholders of $9,309,984 ($0.23 per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $1,792,727 ($0.19 per share of common stock, basic and diluted) for the nine months ended October 31, 2010.

Oil and Natural Gas Operations

For the nine months ended October 31, 2011, we had total oil and natural gas revenues of $4,600,739 compared with $142,166 for the same period in fiscal 2011.  Oil and natural gas sales and production costs for each period are summarized in the table that follows.  Oil sales volumes and revenues increased in fiscal 2012 compared to fiscal 2011 due to production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and 2012.  As of December 1, 2011, we had average daily production of approximately 800 boepd, 2.56 net producing wells and 37 gross (1.63 net) wells in progress.  As of January 31, 2011, we had average daily production of 70 boepd, less than one net producing well and 4 gross (.25 net) wells in progress.  Natural gas sales volumes and revenues decreased in fiscal 2012 compared to fiscal 2011 because we sold all of our natural gas producing properties in fiscal 2011.

	Nine months ended October 31,
	2011	2010
Oil sold (barrels)	51,758	-
Average oil price	$86.85	$-
Oil revenue	$4,494,953	$-
Natural gas sold (mcf)	10,591	17,910
Average gas price	$6.36	$3.27
Natural gas revenue	$67,331	$58,578
Natural gas liquids sold (gallons)	20,354	64,344
Average gas liquids price	$1.89	$1.30
Natural gas liquids revenue	$38,455	$83,588
Total oil and gas revenues, net of royalties	$4,600,739	$142,166
Less lease operating expense - North Dakota	(812,044)	-
Less lease operating expense - Canada	(624,217)	(37,406)
Less oil and gas amortization expense	(1,521,761)	(35,844)
Less accretion of asset retirement obligations	(211,105)	(196,454)
Income (loss) from oil and gas operations	$1,431,612	(127,538)
Other income	297,011	977,376
Foreign exchange gain (loss)	(10,928)	37,779
Less depreciation of furniture and equipment	(52,041)	(19,152)
Less general and administrative expenses	(11,004,574)	(2,661,192)
Net loss	$(9,338,920)	$(1,792,727)
Total barrels of oil equivalent (“boe”) sold	54,008	4,517
Oil and natural gas revenue per boe sold	$85.19	$31.47
Lease operating expense per boe sold (North Dakota)	$15.04	$-
Lease operating expense per boe sold (Canada)	n/a	$8.28
Amortization expense per boe sold	$28.18	$7.94

Lease Operating Expenses

Lease operating expenses increased $1,398,855, to $1,436,261 for the nine months ended October 31, 2011 as compared with $37,406 for the same period in fiscal 2011.  Approximately $573,000 of the increase was due to water disposal costs and other costs associated with two frac ponds in Nova Scotia, Canada.   Lease operating expense related to our North Dakota wells was approximately $812,000 for the nine months ended October 31, 2011 compared to zero for the nine months ended October 31, 2010.   The increase in lease operating expense related to our North Dakota wells was due to the increasing number of wells as discussed in “Oil and Natural Gas Operations” above.

Oil and Natural Gas Amortization Expense

Amortization of oil and natural gas properties increased $1, 485,917 to $1,521,761 in the first nine months of fiscal 2012 from $35,844 for the same period in fiscal 2011.  This increase was due to increased production from wells in the Bakken formation that were drilled or acquired in fiscal 2011 and fiscal 2012.  In the prior year, production and amortization related to Canadian properties ceased due to the sale of all of the producing oil and natural gas properties.

Other Income

Other income of $297,011 for the nine months ended October 31, 2011 consists of $244,082 in interest income on cash held in bank accounts, $14,773 for the sale of a geological study and $38,156 in rental income.  Other income of $977,273 for the same period in fiscal 2011 consists primarily of the $976,900 gain on the sale of oil and natural gas properties in Canada.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the nine months ended October 31, 2011 and 2010:

	Nine months ended October 31,
	2011	2010
Salaries, benefits and consulting fees	$2,451,062	$911,120
Office costs	1,149,927	524,198
Professional fees	1,356,313	273,033
Public company costs	490,895	204,134
Stock-based compensation	5,556,377	748,707
Total general and administrative expense	$11,004,574	$2,661,192

General and administrative expenses of $11,004,574 for the nine months ended October 31, 2011 exceeded that of $2,661,192 for the same period in the prior year by $8,343,382, or 314%.  The increase was primarily due to the following: (i) an increase in salaries, wages and benefits of $1,539,942 due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development (we had five employees at October 31, 2010, and as of October 31, 2011, we had 21 employees), (ii) an increase of $625,729 in office costs associated with moving into a larger office in Denver as well as accommodating the increasing number of employees and support needs of the Company, (iii) an increase in professional fees of $1,083,280, which was primarily the result of increased legal fees for various matters including our proxy statement filing, registration statements and due diligence work that cannot be capitalized.  A small portion of the increase was also related to termination costs in connection with the closing of our Calgary office as well as personnel recruitment costs associated with assembling our team in Denver, (iv) an increase in public company costs to $490,895 compared to $204,134 in the same period in the prior fiscal year, which was related primarily to the payment of director fees, investor relations costs and public company listing fees, (v) an increase in stock-based compensation of $4,807,670 (to $5,556,377 compared to $748,707 for the same period in fiscal 2011).  Stock-based compensation expense was higher because (i) we had 16 additional employees with grants of restricted stock units in fiscal 2012 as compared to the same period in fiscal 2011 and (ii) because of having to delay recognition of certain share-based compensation expense until stockholder approval on July 22, 2011 of the 2011 Omnibus Incentive Plan, as explained in Note 5 of the condensed consolidated financial statements within this Quarterly Report.  Total stock-based compensation for restricted stock unit awards recorded for the first nine months of fiscal 2012 was $5,495,584.

Analysis of Changes in Cash Flows

Net Cash Used by Operating Activities

Cash flows used by operating activities were $8,230,195 and $2,317,326 for the nine months ended October 31, 2011 and 2010, respectively.  The $5,912,869 increase in cash used in the first nine months of fiscal 2012 compared with fiscal 2011 was mainly due (i) to increased general and administrative expenses including increased salaries and wages and other costs associated with the growth in the Company and (ii) an approximately $2.5 million increase in sales receivable for the period.  The Company earned $4.6 million in the nine-month period, but received approximately $2.1 million in sales for the same period because most of the earned revenues for the nine months were for sales from wells completed in late summer and early fall.  As a non-operator, the Company may not start to receive revenues on a new well until two to four months, sometime longer, after oil and gas are first sold from the well.

Net Cash Used by Investing Activities

For the nine months ended October 31, 2011, investing activities used $90,535,250 in cash as compared to $10,978,710 used in the first nine months of fiscal 2011.  Cash used in investing activities increased primarily as a result of spending in the current fiscal period of (i) approximately $ 76.1 million in acquisitions of unevaluated oil and natural gas properties and (ii) approximately $8.8 million in drilling and completion of wells.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities in the first nine months of fiscal 2012 of $134,853,434 were primarily a result of the sale of 18,975,000 shares of our common stock for $7.50 per share in March 2011. Share issue costs in connection with the sale of these securities were $7,569,527.   During the first nine months of fiscal 2012, we also received proceeds of $110,651 from the exercise of stock options. Cash flows provided by financing activities in the first nine months of fiscal 2011 of $9,555,024 was primarily a result of the sale of 2,799,394 shares of our common stock for $3.30 per share (with share issue costs in connection with the sale of these securities of $773,531) and the sale of 204,419 shares of our common stock for $4.30 per share (with share issue costs in connection with the sale of these securities of $23,401).  During the first nine months of fiscal 2011, we also received proceeds of $234,956 from the exercise of stock options.

Liquidity and Capital Resources

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties.  In March 2011, we raised $134.7 million (net of underwriting discounts and commissions and estimated offering expenses) through the sale of our equity securities.  We may expand or reduce our future capital expenditures depending on, among other things, the results of future wells and our available capital.

As of October 31, 2011, we had cash of $93.9 million consisting primarily of cash held in bank accounts with Wells Fargo, Royal Bank of Canada and JP Morgan Chase as compared to $1.2 million as of October 31, 2010.  As of October 31, 2011, working capital was $84.2 million as compared to $1.0 million as of October 31, 2010.   We may generate additional capital to fund increases in capital expenditures through additional sales of our securities, or debt financing.  We may not be able to obtain equity or debt financing on terms favorable to us, or at all.  Our ability to continue to acquire property and to grow our oil and natural gas reserves and cash flows would be severely impacted if we are unable to obtain sufficient capital.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies,” such as the Company.

ITEM 4 - CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: December 14, 2011	By:	/s/ PETER HILL
Peter Hill
Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2011	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Financial Officer (Principal Financial Officer)