Form 10-K/A
period 2012-01-31
Triangle Petroleum Corp
filed 2012-05-18
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(mark one)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 001-34945

TRIANGLE PETROLEUM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada		98-0430762
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1660 Wynkoop St., Suite 900, Denver, CO	80202	(303) 260-7125
(Address of Principal Executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered: NYSE MKT LLC
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

As of May 7, 2012, there were 44,242,533 shares of registrant’s common stock outstanding.

Documents Incorporated by Reference: None

TRIANGLE PETROLEUM CORPORATION

FORM 10-K/A FOR THE FISCAL YEAR ENDED JANUARY 31, 2012

EXPLANATORY NOTE

Triangle Petroleum Corporation, a Nevada corporation (together with its direct and indirect subsidiaries, “Triangle,” “we,” “us,” “our” or the “Company”), is filing this Amendment No. 1 on Form 10-K/A, (this “Amendment”), to its Annual Report on Form 10-K for the year ended January 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”), on April 13, 2012 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment.

This Amendment amends Part III of the Original Filing to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated into the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. Our definitive proxy statement containing such information may not be filed by the company within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Report to the incorporation by reference of our definitive proxy statement into Part III of the Annual Report has been deleted.

In addition, we are filing this Amendment to:

1.	Amend and restate Part II, Item 9B to report certain changes to compensation arrangements with our named executive officers that occurred after the original filing.
2.	In Item 15, Exhibits:
a.	List Exhibit 10.09, our 2011 Omnibus Incentive Plan (incorporated by reference), which was inadvertently omitted in the Original Filing;
b.	File Exhibits 10.04, 10.05 and 10.06, which are Executive Officer Employment Agreements, dated as of May 18, 2012, referred to in the amendments to Part II, Item 9B and Part III; and
c.	Correct the description of Exhibit 14.01, our Code of Business Conduct and Ethics as amended on December 2, 2011.
3.	Correct the basic and diluted weighted average common shares in Note 9 of the audited financial statements from 30,597,334 to 40,707,934 for the year ended January 31, 2012 and decrease accordingly the fiscal year 2012 net loss per common share (basic and diluted) from $0.78 to $0.59; and make the same changes in the Consolidated Statement of Operations for the year ended January 31, 2012 and in an MD&A reference to the per share net loss attributable to common stockholders.

Except as set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing.

As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NYSE MKT LLC under the symbol “TPLM.” The table below sets forth the high and low sales price for our common stock in each quarter of the last two fiscal years (adjusted for the 10-for-1 stock split effective November 5, 2010).

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

Results of operations for the year ended January 31, 2012 compared to the year ended January 31, 2011

For the fiscal year ended January 31, 2012, we recorded a net loss attributable to common stockholders of $23,832,355 ($0.59 per common share, basic and diluted) as compared to a net loss attributable to common stockholders of $20,277,197 ($1.63 per common share, basic and diluted) for the fiscal year ended January 31, 2011.

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

April 13, 2012, except for note 9,

as to which the date is May 18, 2012.

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

TRIANGLE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	2012	2011
REVENUES
Oil and natural gas sales	$8,135,972	$563,670

EXPENSES
Production taxes	896,062	94,654
Other lease operating	1,563,400	76,859
Depletion, depreciation and amortization	3,107,122	135,296
Impairment of oil and natural gas properties	10,416,202	14,917,356
Less: gain on sale of oil and natural gas properties	-	(1,006,294)
Accretion of asset retirement obligations	166,925	250,319
General and Administrative:
Stock-based compensation	7,567,312	1,066,311
Salaries and benefits	4,384,085	1,211,972
Other general and administrative	4,446,910	4,189,382
Foreign exchange loss (gain)	21,938	(35,615)
Total operating expenses	32,569,956	20,900,240

LOSS FROM OPERATIONS	(24,433,984)	(20,336,570)

OTHER INCOME
Interest income	280,991	59,373
Miscellaneous income	265,180	-
Total other income	546,171	59,373

NET LOSS BEFORE INCOME TAXES	(23,887,813)	(20,277,197)
Income tax provision	-
NET LOSS	(23,887,813)	(20,277,197)
Less: net loss attributable to noncontrolling interest in subsidiary	55,458	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,832,355)	$(20,277,197)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.59)	$(1.63)

Weighted average common shares outstanding - basic and diluted	40,707,957	12,463,751

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

56

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

For the fiscal year 2012, the Company recorded $7,511,959 of stock-based compensation in general and administrative expenses related to restricted stock unit grants. The amount of expense recorded in fiscal year 2012 was impacted by the following matters. The NYSE MKT, LLC (the “NYSE MKT”) requires that all grants of stock options and awards of restricted stock units be issued under a plan approved by stockholders. Therefore, the restricted stock units that were awarded prior to the approval of the 2011 Plan by the stockholders were granted subject to the 2011 Plan, and not considered approved awards until the 2011 Plan was approved by the Company’s stockholders on July 22, 2011. As a result, stock-based compensation for awards granted on or after November 5, 2010 was not recorded until the 2011 Plan was approved on July 22, 2011. At the time the 2011 Plan was approved by the Company’s stockholders, compensation expense was recognized based on the original vesting schedule. The restricted stock units were valued at the market value of a share of common stock on the date the 2011 Plan was approved and ratified for purposes of calculating stock-based compensation.

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

A summary of the status of the Company’s non-vested options as of January 31, 2012, and changes during the years ended January 31, 2012 and 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested options - January 31, 2010	386,333	$1.10
Options vested	(115,833)	$1.20
Less options canceled	(3,000)	-
Less options forfeited	(50,000)	$1.70
Non-vested options - January 31, 2011	217,500	$1.10
Options vested	(107,501)	$1.08
Less options forfeited	(16,667)	$2.13
Non-vested options - January 31, 2012	93,332	$1.02

9. LOSS PER SHARE

	2012	2011
Net loss to common stockholders	$(23,832,355)	$(20,277,197)
Adjustments for dilution	-	-
Net loss to common stockholders, adjusted for effects of dilution	$(23,832,355)	$(20,277,197)
Basic weighted average common shares	40,707,957	12,463,751
Add dilutive effects of options and restricted stock units	-	-
Diluted weighted average common shares outstanding	40,707,957	12,463,751
Net loss per common share — basic	$(0.59)	$(1.63)
Net loss per common share — diluted	$(0.59)	$(1.63)

The basic and diluted weighted average common shares and the net loss per common share (basic and diluted) have been impacted by an immaterial correction. The basic and diluted weighted average common shares for the year ended January 31, 2012 have been adjusted from 30,597,334 to 40,707,934; and accordingly, the fiscal year 2012 net loss per common share (basic and diluted) has been adjusted from $0.78 to $0.59.

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

/s/ KPMG LLP

Denver, Colorado
April 13, 2012

PART II.

ITEM 9B. OTHER INFORMATION

On May 18, 2012, the Company entered into amended employment agreements for Messrs. Hill and Samuels and entered into an employment agreement with Mr. Feiten. See “Executive Compensation — Employment Agreements with Executive Officers” in Part III, Item 11 hereof for a description, which is incorporated herein by reference, of these new employment agreements.

The summary of the new employment agreements is subject to, and qualified in its entirety by, the full text of each such agreement, which are attached herein as Exhibits 10.04, 10.05 and 10.06, and incorporated herein by reference.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names	Ages	Titles
Peter Hill	65	Executive Chairman of the Board, Director
Jonathan Samuels	33	President, Chief Executive Officer and Director
F. Gardner Parker (1)	70	Director
Gus Halas (1)	61	Director
Randal Matkaluk (1)	53	Director
Joseph B. Feiten	60	Chief Financial Officer

___________

(1) Independent Director, Member of Audit, Compensation and Nominating and Corporate Governance Committees

Directors are elected by a plurality of the votes cast at the annual meeting of stockholders until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until the director’s earlier resignation or removal. Currently there are five seats on our board of directors.

Officers are elected by our board of directors and serve until their successors are appointed by our board of directors. Biographical resumes of each officer and director are set forth below.

Dr. Peter Hill has been a director since November 2009. In April 2012, Dr. Hill was elected to the position of Executive Chairman, having served previously as Chief Executive Officer of the Company since November 2009 and President and Chief Executive Officer of the Company from November 2009 until May 2011. Dr. Hill has 40 years of experience in the international oil and natural gas industry. He commenced his career in 1972 and spent 22 years in senior positions at British Petroleum including Chief Geologist, Chief of Staff for BP Exploration, President of BP Venezuela and Regional Director for Central and South America. Dr. Hill then worked as Vice President of Exploration at Ranger Oil Ltd. in England (1994-95), Managing Director Exploration and Production at Deminex GMBH Oil in Germany (1995-97), Technical Director/Chief Operating Officer at Hardy Oil & Gas plc (1998- 2000), President and Chief Executive Officer at Harvest Natural Resources, Inc. (2000-2005), Director/Chairman at Austral Pacific Energy Ltd. (2006-2008), independent advisor to Palo Alto Investors (January 2008 to December 2009) and Non-Executive Chairman at Toreador Resources Corporation (January 2009 to April 2011). Dr. Hill has a B.Sc. (Honors) in Geology and a Ph.D. Dr. Hill’s qualifications to sit on the Board of Directors include significant public company governance experience, significant experience as an exploration geologist and over 20 years of general management experience.

Jonathan Samuels has been a director since December 2009. In April 2012, Mr. Samuels was appointed Chief Executive Officer and principal executive officer of the Company, having served previously as Chief Financial Officer since December 2009, and will continue to also serve as President of the Company, to which he was appointed in May 2011. Prior to joining us, Mr. Samuels was an investment professional responsible for research and investment sourcing in the energy sector at Palo Alto Investors, a hedge fund founded in 1989. Mr. Samuels worked for five years at California-based Palo Alto Investors. Mr. Samuels received his B.A. from the University of California and his M.B.A. from the Wharton School. He also has a Certified Financial Analyst designation. Mr. Samuels’ qualifications to sit on the Board of Directors include significant capital markets experience and significant experience investing in public companies.

F. Gardner Parker has been a director since November 2009, and served as Chairman of the Board of Directors from November 2009 until April 2012. From 1970 to 1984, Mr. Parker worked at Ernst & Ernst (now Ernst & Young LLP), an accounting firm, and was a partner at that firm from 1978 to 1984. Mr. Parker served as Managing Outside Trust Manager with Camden Property Trust, a real estate investment trust, from 1998 to 2005 and still serves as a Trust Manager of Camden Property Trust. He has also served as a director of Carrizo Oil & Gas, Inc. (CRZO) since 2000. Mr. Parker also serves on the board of Hercules Offshore, Inc. (HERO) and serves as the Chairman of the board of Sharps Compliance Corp. (SMED). He is a graduate of The University of Texas and is a C.P.A. in Texas. Mr. Parker is board certified by the National Association of Corporate Directors (the “NACD”) and is also a NACD Board Leadership Fellow. Mr. Parker’s qualifications to sit on the Board of Directors include significant public company governance and audit experience.

Gus Halas has been a director since October 2011. Mr. Halas has been chief executive officer and president of Central Garden & Pet Company (CENT) since April 2011.  Mr. Halas was chief executive officer and president of T-3 Energy Services, Inc. (TTES) from May 2003 to March 2009 and also served as chairman of the board of directors from March 2004 to March 2009.  From August 2001 to April 2003, Mr. Halas served as chief executive officer and president at Clore Automotive, Inc.  From January 2001 to May 2001, Mr. Halas served as chief executive officer and president at Marley Cooling Tower of United Dominion Industries Limited.  From January 1999 to August 2000, Mr. Halas served as the president at Ingersoll Dresser’s Pump Services Group. Mr. Halas has also held leadership positions at Sulzer Industries, Inc. from 1986 to 1999 and was a director of Aquilex Corporation from June 2007 to July 2011. Mr. Halas has been a member of the advisory board of White Deer Energy since August 2009. Mr. Halas received his BS in Business Administration from Virginia Tech University. Mr. Gus Halas’ qualifications to sit on the Board of Directors include his extensive executive management experience and background in the energy industry.

Randal Matkaluk has been a director since August 2007. Since February 2010, Mr. Matkaluk has been the Chief Financial Officer of Capio Exploration Ltd., a private oil and natural gas exploration and development company. From November 2008 to November 2009, Mr. Matkaluk was the Chief Financial Officer and Corporate Secretary of Vigilant Exploration Inc., a private oil and natural gas exploration company that was acquired by Tourmaline Oil Corp. in November 2009. From March 2006 to October 2008, Mr. Matkaluk was an independent businessman. Mr. Matkaluk has been a director and officer of Virtutone Networks Inc. (formerly Sawhill Capital Ltd.) since October 2005, and a director of Euromax Resources Ltd. since September 2010. Between January 2003 and February 2006, Mr. Matkaluk was the co-founder and Chief Financial Officer of Relentless Energy Corporation, a private oil and natural gas exploration company. Between June 2001 and December 2002, Mr. Matkaluk was the Chief Financial Officer of Antrim Energy Inc., a public international oil and natural gas exploration company listed on the TSX Exchange. Mr. Matkaluk has also worked for Gopher Oil and Gas Company from May 1997 to October 1998 and Cube Energy Corp. from January 1984 to April 1997. Mr. Matkaluk has been a Chartered Accountant since 1983. Mr. Matkaluk received his Bachelor’s Degree in Commerce in 1980 from the University of Calgary. Mr. Matkaluk’s qualifications to sit on the Board of Directors include significant public company governance and audit experience.

Joseph B. Feiten has served as our principal accounting officer since November 2011 and has served as our Chief Financial Officer since April 2012. Prior to joining the Company, he served as chief financial officer, principal financial officer and principal accounting officer of American Oil & Gas Inc. from June 2006 to December 2010 when American was acquired by Hess Corporation. A Certified Public Accountant for the past 38 years, Mr. Feiten served as chief financial officer of the publicly traded Tipperary Corporation from June 2002 until its acquisition by Santos, Ltd in October 2005. For the four months immediately following the acquisition, Mr. Feiten was employed by Santos USA, as vice president of accounting of Tipperary Corporation to assist in the transition of Tipperary operations to subsidiaries of Santos, Ltd. He also provided accounting consulting services to American Oil & Gas Inc. from April 24, 2006 through May 11, 2006, and from January 2011 until July 2011. From June 1974 through May 2000, Mr. Feiten was a CPA with PricewaterhouseCoopers, serving 18 of his last 20 years there as a national or global director in its energy and mining program. Mr. Feiten holds a BSBA in accounting and an MBA from the University of Denver. He co-authored the 4th (1996) and 5th (2000) editions of Petroleum Accounting Principles, Procedures, & Issues, a leading reference book on U.S. financial accounting rules for the exploration, development and production of oil and natural gas.

Composition of the Board of Directors

Our Board of Directors currently consists of five members, including our Executive Chairman and Chief Executive Officer. We have three directors that qualify as independent directors under the corporate governance standards of the NYSE MKT and the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Board of Directors Leadership Structure

Our Board of Directors understands that there is no single, generally accepted approach to providing board leadership and that given the dynamic and competitive environment in which we operate, the right board leadership structure may vary as circumstances warrant. To this end, our Board of Directors has no policy mandating the combination or separation of the roles of Executive Chairman and Chief Executive Officer and believes the matter should be discussed and considered from time to time as circumstances change. We currently have a separate Executive Chairman and Chief Executive Officer. This leadership structure is appropriate for us at this time as it permits our Chief Executive Officer to focus on management of our day-to-day operations, while allowing our Executive Chairman to lead our Board of Directors in its fundamental role of providing advice to management. As Executive Chairman, Dr. Hill remains involved in key matters, and given his in-depth knowledge of the issues, challenges, and opportunities facing us, the board of directors believes that Dr. Hill continues to be best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters.

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

Meetings

During fiscal 2012, the Board of Directors held 16 meetings. All of the members of the Board of Directors attended at least 75% of the total number of meetings of the Board of Directors. The Board of Directors also approved certain actions by unanimous written consent. A majority of the authorized number of directors constitutes a quorum of the board of directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors consent in writing to the action.

Board of Directors Committees

The Board of Directors currently has a standing audit committee, compensation committee and nominating and corporate governance committee. Members serve on these committees until their respective resignations or until otherwise determined by our Board of Directors. Our Board of Directors may, from time to time, establish other committees. Each committee operates under a written charter adopted by the Board. The charters are posted on our website at www.trianglepetroleum.com and are available in print to any stockholder upon request.

Audit Committee

The audit committee is currently comprised of three directors, Messrs. Randal Matkaluk, F. Gardner Parker and Gus Halas, with Mr. Matkaluk elected as Chairman of the committee. Our Board of Directors has determined that all members of the audit committee satisfy the requirements to serve as “independent” directors, as those requirements have been defined by Rule 10A-3 of the Exchange Act and the NYSE MKT. The Board of Directors has determined that Mr. Matkaluk, who is a Chartered Accountant having over 25 years of financial experience, qualifies as an “audit committee financial expert” as such term is defined by the SEC in Item 401 of Regulation S-K. During 2012 fiscal year, the audit committee met 4 times and each of its members attended at least 75% of the meetings.

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

Report of the Audit Committee

The audit committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company’s fiscal year ended January 31, 2012, the audit committee:

•	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended January 31, 2012 with management and KPMG LLP, the Company’s independent auditor;

•	Discussed with management and KPMG LLP the adequacy of the system of internal controls;

•	Discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 114 relating to the conduct of the audit; and

•	Received a letter from KPMG LLP regarding its independence as required by Independence Standards Board Standard No. 1 and discussed with KPMG LLP its independence.

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

Based on the audit committee’s review of the audited financial statements and discussions with management and KPMG LLP, the audit committee recommended to the board of directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2012 for filing with the SEC.

Audit Committee

Randal Matkaluk, Chairman

Gus Halas

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

The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the audit committee regarding the specific service to be provided pursuant to a given pre-approval of the audit committee. Requests or applications to provide services that require separate approval by the audit committee will be submitted to the audit committee by both the independent auditor and the Company’s Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. All of the services described in the Company’s Form 10-K/A for fiscal year ended January 31, 2012 in Item 14, Principal Accountant Fees and Services, were approved by the audit committee.

Compensation Committee

The compensation committee is currently comprised of three directors, Messrs. Randal Matkaluk, F. Gardner Parker and Gus Halas, with Mr. Halas succeeding Mr. Matkaluk after December 2, 2011 as Chairman of the committee. Our Board of Directors has determined that all of the members of the compensation committee are “non-employee” directors as defined in Rule 16b-3(b)(3) under the Exchange Act and “outside” directors within the meaning of Section 162(m)(4)(c)(i) of the Internal Revenue Code. During 2012 fiscal year, the compensation committee met 4 times and each of its members attended all of the meetings.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is currently comprised of three directors, Messrs. Randal Matkaluk, F. Gardner Parker and Gus Halas, with Mr. Matkaluk elected as Chairman of the committee. Our Board of Directors has determined that all members of the nominating and corporate governance committee satisfy the requirements to serve as “independent” directors, as those requirements have been defined by Rule 10A-3 of the Exchange Act and the NYSE MKT. During 2012 fiscal year, the nominating and corporate governance committee met 2 times and each of its members attended all of the meetings.

The nominating and corporate governance committee will be responsible for identifying, screening and recommending candidates to the Board of Directors for Board of Director membership; advising the Board of Directors with respect to the corporate governance principles applicable to us; and overseeing the evaluation of the Board of Directors and management.

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

In addition to these minimum qualifications, the nominating and corporate governance committee will also take into account when considering whether to nominate a potential director candidate the following factors:

•	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

•	whether the person’s nomination and election would enable the Board of Directors to have a member that qualifies as an “audit committee financial expert” as such term is defined by the SEC in Item 401 of Regulation S-K;

•	whether the person would qualify as an “independent” director under the listing standards of the various stock markets and exchanges;

•	the importance of continuity of the existing composition of the Board of Directors to provide long-term stability and experienced oversight; and

•	the importance of diversified Board of Director membership, in terms of both the individuals involved and their various experiences and areas of expertise.

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

Code of Ethics

We have adopted a code of business conduct and ethics (within the meaning of Item 406(b) of Regulation S-K) that applies to our directors, officers and employees. The code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct and full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications. The code of business conduct and ethics promotes compliance with applicable governmental laws, rules and regulations. The code of business conduct and ethics is posted to our website, www.trianglepetroleum.com.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the SEC.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we believe that, during fiscal year 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except with respect to a grant of RSU’s issued to Gus Halas on January 1, 2012, which was filed late via an amended Form 4 on March 12, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation of our executive officers for the fiscal years ending January 31, 2012 and 2011:

Name & Principal Position	Year	Salary	Bonus (e)	Stock Awards (f) (g)	Option Awards (h)	All Other Compensa- tion (g)	Total
Peter Hill, CEO, Principal Executive Officer (a)	2012	$353,462	$600,000	$4,128,526	$-	$16,075	$5,098,063
	2011	$258,705	$750,000	$210,000	$-	$12,943	$1,231,648
Jonathan Samuels, CFO, Principal	2012	$303,462	$600,000	$3,865,978	$-	$16,339	$4,785,779
Financial Officer (b)	2011	$207,692	$600,000	$210,000	$-	$12,943	$1,030,635
Joseph Feiten, VP Accounting, Principal Accounting Officer (c)	2012	$51,508	$-	$427,200	$-	$-	$478,708
Jeremy Wagers, Senior Vice President and General Counsel (d)	2012	$107,250	$-	$684,750	$-	$275,000	$1,067,000

(a)	Effective April 14, 2012, the Company appointed Dr. Hill as the Executive Chairman of the Board of Directors and Dr. Hill relinquished the position of Chief Executive Officer of the Company.

(b)	Effective April 14, 2012, the Company appointed Mr. Samuels as Chief Executive Officer and Principal Executive Officer. Mr. Samuels retained the title of President but relinquished the title of Chief Financial Officer.

(c)	Effective April 14, 2012, the Company appointed Mr. Feiten as Chief Financial Officer and Principal Financial Officer, and Mr. Feiten retained his title of Principal Accounting Officer. Mr. Feiten commenced employment with the Company on November 1, 2011.

(d)	Effective as of December 15, 2011, Mr. Wagers resigned as Senior Vice President and General Counsel.

(e)	The Compensation Committee of Mr. Halas, Mr. Matkaluk and Mr. Parker approved the payment of fiscal year 2012 short-term incentive cash bonuses for Dr. Hill and Mr. Samuels of $600,000 based on their extraordinary performances during the fiscal year.

(f)	This column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718 (“FASB ASC Topic 718”) whereby the stock awards fair value normally reflects the Common Stock closing price at the date of grant.

The amounts set forth in this column reflect, among other grants, awards of restricted stock units (“RSUs”) granted before and subject to stockholder approval of the 2011 Omnibus Incentive Plan (the “2011 Plan”). The NYSE MKT, LLC (the “NYSE MKT”) requires that all grants of stock options and awards of RSUs be issued under a plan approved by stockholders. Therefore, the RSUs granted before July 22, 2011 were not considered approved awards under the NYSE MKT rules until the 2011 Plan was approved by the Company’s stockholders on that date. At the time the 2011 Plan was approved by the Company’s stockholders and ratified by the board of directors of the Company, compensation expense was recognized in respect of previously granted RSUs based on the original vesting schedule, and these RSUs were valued at the market value of a share of Common Stock on that date.

(g)	As noted above, effective as of December 15, 2011, Mr. Wagers resigned as Senior Vice President and General Counsel. As part of his December 14, 2011 separation agreement, he forfeited 75,000 RSUs granted on June 1, 2011 (with a grant date value of $541,500 that is reflected in the "Stock Awards" column above), and received severance compensation of (i) a December 22, 2011 grant of 25,000 shares of unrestricted Common Stock worth $143,250 valued at the grant date closing price of $5.73 per share (as reflected in the "Stock Awards" column above) and (ii) $275,000 in cash (as reflected in the "All Other Compensation" column above).

For Dr. Hill and Mr. Samuels, the other compensation for the most recent fiscal year includes (i) a portion of apartment rent paid on the executive’s behalf and (ii) occasional personal use of a Company vehicle.

(h)	No stock options were granted to executive officers in fiscal year 2012 or 2011.

Employment Agreements with Executive Officers

Effective April 14, 2012, Dr. Hill was appointed Executive Chairman of the Board of Directors and relinquished his position as Chief Executive Officer; Mr. Samuels was appointed Chief Executive Officer and relinquished his position as Chief Financial Officer (while retaining his position as President); and Mr. Feiten was appointed Chief Financial Officer (while retaining his position as Principal Accounting Officer). The Company had previously entered into employment agreements with Dr. Hill and Mr. Samuels dated as of December 2, 2010. On May 18, 2012, the Company entered into an amended and restated employment agreement with Dr. Hill, amended the employment agreement with Mr. Samuels, and entered into an employment agreement with Mr. Feiten, in each case to reflect the terms and conditions of their new positions effective April 14, 2012. The agreements as now presently in effect are described further below and all provide for a one-year term with an automatic renewal for an additional year unless either party provides written notice of non-renewal.

Dr. Hill

The agreement with Dr. Hill provides for an annual salary of not less than $300,000. In addition, Dr. Hill is eligible to receive an annual bonus of up to 100% of base salary based upon performance (the “Hill STI Award”) and an annual long-term incentive award of up to 200% of base salary, as determined by the compensation committee. Additionally, he is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Dr. Hill’s employment is terminated by us without cause or by Dr. Hill for good reason (as each such term is defined in the agreement) or if the employment term is not extended, he is entitled to the continuation of payment of annual salary for 18 months, any unpaid Hill STI Award, the target Hill STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for an 18-month period and (unless the termination is by reason of Dr. Hill’s decision not to extend the employment term) the immediate vesting of all outstanding equity incentive awards. In the event that Dr. Hill’s employment is terminated by us after a Change of Control (as defined in the agreement), he is entitled to a lump sum cash payment of two and one-half times annual salary, any unpaid Hill STI Award, the target Hill STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for an 18-month period and the immediate vesting of all outstanding equity incentive awards. Payment of severance benefits may be conditioned upon Dr. Hill’s execution of a release of claims against us.

Mr. Samuels

The agreement with Mr. Samuels provides for an annual salary of not less than $400,000. In addition, Mr. Samuels is eligible to receive an annual bonus of up to 200% of base salary based upon performance (the “Samuels STI Award”) and an annual long-term incentive award of up to 300% of base salary, as determined by the compensation committee. Additionally, he is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Mr. Samuels’ employment is terminated by us without cause or by Mr. Samuels for good reason (as each such term is defined in the agreement) or if the employment term is not extended, he is entitled to the continuation of payment of annual salary for 18 months, any unpaid Samuels STI Award, the target Samuels STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for an 18-month period and (unless the termination is by reason of Mr. Samuels’ decision not to extend the employment term) the immediate vesting of all outstanding equity incentive awards. In the event that Mr. Samuels employment is terminated by us after a Change of Control (as defined in the agreement), he is entitled to a lump sum cash payment of two and one-half times annual salary, any unpaid Samuels STI Award, the target Samuels STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for a 30-month period and the immediate vesting of all outstanding equity incentive awards. Payment of severance benefits may be conditioned upon Mr. Samuels’ execution of a release of claims against us.

Mr. Feiten

The agreement with Mr. Feiten provides for an annual salary of not less than $275,000. In addition, Mr. Feiten is eligible to receive an annual bonus (the “Feiten STI Award”), as determined by the compensation committee. Additionally, he is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Mr. Feiten’s employment is terminated by us without cause, he is entitled to the continuation of payment of annual salary for 6 months and benefits for a 6-month period. In the event that Mr. Feiten’s employment is terminated by us after a Change of Control (as defined in the agreement), he is entitled to a lump sum cash payment of one times his annual salary, any unpaid Feiten STI Award, the target Feiten STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for a 12-month period and the immediate vesting of all outstanding equity incentive awards. Payment of severance benefits may be conditioned upon Mr. Feiten’s execution of a release of claims against us.

Grants of Plan-Based Awards

The following table sets forth information regarding the number of RSUs and grants of unrestricted shares of Common Stock that were awarded in fiscal year 2012 (including RSUs granted in the prior fiscal year but subject to the July 22, 2011 stockholder approval of the 2011 Plan):

Name	Grant Date (a)	All Other Stock Awards: Number of Shares or Units (a), (b)	Grant Date Fair Value of Stock Awards
Peter Hill	December 2, 2010	100,909	$728,563
	February 1, 2011	170,909	$1,233,963
	March 28, 2011	300,000	$2,166,000
			$4,128,526

Jonathan Samuels	December 2, 2010	82,727	$597,289
	February 1, 2011	152,727	$1,102,689
	March 28, 2011	300,000	$2,166,000
			$3,865,978

Joseph Feiten	November 1, 2011	80,000	$427,200

Jeremy Wagers (c)	June 1, 2011	75,000	$541,500
	December 22, 2011	25,000	$143,250
			$684,750

(a)	All equity awards shown in this table were grants of RSUs, except as noted in (c) below. Each unit represents a right at its vesting to receive one share of the Company's Common Stock. Vesting is contingent upon continued employment for a stated time. The grants of RSUs before July 22, 2011 were subject to the July 22, 2011 stockholders’ approval of the 2011 Plan. In accordance with FASB ASC Topic 718, the grant date fair value of the stock awards was the number of granted RSUs times the $7.22 closing price per share of our Common Stock on July 22, 2011, the effective award date.

(b)	RSUs granted on December 2, 2010, vested on January 31, 2012. RSUs granted on February 1, 2011, March 28, 2011 and November 1, 2011 vest in three equal installments on each of the first three anniversary dates of the grant.

(c)	Effective as of December 15, 2011, Mr. Wagers resigned as Senior Vice President and General Counsel. As part of his December 14, 2011 separation agreement, he forfeited the 75,000 RSUs granted on June 1, 2011 and received severance compensation of (i) a December 22, 2011 grant of 25,000 shares of unrestricted Common Stock valued at the grant date closing price of $5.73 per share and (ii) $275,000 in cash.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth information regarding the number of equity awards outstanding and held by our executive officers as of January 31, 2012:

	Option Awards					Stock Awards
	Number of Common Stock Shares Underlying Unexercised Options			Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable
Peter Hill	46,667	46,666	(a)	$1.25	11/30/2014	470,909(b)	$3,221,018
Jonathan Samuels	31,667	31,666	(a)	$1.25	11/30/2014	452,727(b)	$3,096,653
Joseph Feiten	-	-		n/a	n/a	80,000(c)	$547,200

(a)	These stock options vest on November 30, 2012.

(b)	These RSUs vest as follows:

	Mr. Hill	Mr. Samuels
February 1, 2012	56,970	50,909
March 28, 2012	100,000	100,000
February 1, 2013	56,970	50,909
March 28, 2013	100,000	100,000
February 1, 2014	56,969	50,909
March 28, 2014	100,000	100,000
Total	470,909	452,727

(c)	These RSUs vest in three equal installments on each of the first three anniversaries of the November 1, 2011 grant date.

Option Exercises and Stock Vested

On May 20, 2011, Dr. Hill exercised 46,667 stock options at a per-share exercise price of $1.25. The per-share closing price of our Common Stock that day was $6.89. On May 16, 2011, Mr. Samuels exercised 31,667 stock options at an exercise price of $1.25. The per-share closing price of our Common Stock that day was $6.51.

During fiscal year 2012, Dr. Hill vested in 160,909 RSUs, and Mr. Samuels vested in 142,727 RSUs, with a value realized upon vesting of $1,168,418 and $1,044,053, respectively.

Potential Payments Upon a Change of Control

As described above, each of Dr. Hill, Mr. Samuels and Mr. Feiten has entered into an employment agreement with the Company that provides for certain benefits upon termination of employment, including after a change in control. The Company does not otherwise provide executive officers with severance, pension or retirement savings benefits. The following table quantifies the benefits that would have been received by Dr. Hill, Mr. Samuels and Mr. Feiten under their employment agreements had they experienced a qualifying termination of employment following a change in control as of January 31, 2012 and had their current employment agreements been in effect on that date:

Name	Multiple of Base Salary	Short Term Incentive Award	Pro-rata Short Term Incentive	Stock Options (Vesting Accelerated) (a)	Stock Award Vesting (b)	Benefits	Total
Peter Hill	$750,000	$ -	$300,000	$319,189	$3,221,018	$35,375	$4,625,582

Jonathan Samuels	$1,000,000	$ -	$800,000	$216,589	$3,096,653	$17,890	$5,131,132

Joseph Feiten	$275,000	$ -	$ -	$ -	$547,200	$30,811	$853,011

(a)	Amounts represent the spread between the exercise price and the closing price of our Common Stock on January 31, 2012 of options that would vest on an accelerated basis.

(b)	Based on the per-share closing price of our Common Stock on January 31, 2012.

Director Compensation

The director compensation package for non-employee directors consists of annual cash compensation and discretionary awards of stock options or RSUs. F. Gardner Parker received cash compensation of $18,750 per quarter for fiscal year 2012. Randal Matkaluk and Stephen Holditch received cash compensation of $12,500 per quarter for fiscal year 2012. Gus Halas received pro-rated cash compensation of $14,583 for fiscal year 2012. The additional cash compensation received by F. Gardner Parker in fiscal year 2012 was for serving as the Chairman of our Board of Directors.

Directors received compensation for their services for fiscal year 2012 as set forth below:

Name	Fees Earned or Paid in Cash	Stock Awards (a), (b), (d)	Option Awards (e)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compen- sation	Total
Gus Halas	$ 14,583	$ 597,000	$ -	$ -	$ -	$ -	$ 611,583
Stephen Holditch(c)	$ 50,000	$ 672,189	$ -	$ -	$ -	$ -	$ 722,189
Randal Matkaluk	$ 50,000	$ 672,189	$ -	$ -	$ -	$ -	$ 722,189
F. Gardner Parker	$ 75,000	$ 955,004	$ -	$ -	$ -	$ -	$ 1,030,004

(a)	This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, i.e., subject to footnote (b) below, the number of granted RSUs times the closing price per common share on the grant date. Each unit represents a right at its vesting to receive one share of the Company's Common Stock.

(b)	Mr. Halas was granted a January 1, 2012 award of 100,000 RSUs vesting on January 1, 2013, valued at the $5.97 per share closing price of our Common Stock on the trading date immediately preceding January 1, 2012. The RSUs for Dr. Holditch, Mr. Matkaluk and Mr. Parker, which were granted on February 1, 2011 and April 12, 2011, were valued at the $7.22 per share closing price of our Common Stock on July 22, 2011, following shareholder approval that day of the 2011 Plan. The RSUs granted to Mr. Matkaluk and Mr. Parker on February 1, 2011 vested on February 1, 2012. The RSUs granted to Mr. Matkaluk and Mr. Parker on April 13, 2011 vested on April 13, 2012.

(c)	Effective December 1, 2011, Dr. Holditch resigned from the Board of Directors, and the Compensation Committee of Mr. Halas, Mr. Matkaluk and Mr. Parker approved acceleration to January 1, 2012 of the vesting of Dr. Holditch’s 68,101 RSUs previously scheduled to vest on February 1, 2012 and his 25,000 RSUs previously scheduled to vest on April 13, 2012, whereupon Dr. Holditch had no outstanding stock awards at January 31, 2012.

(d)	As of January 31, 2012, directors held the following number of RSUs: Mr. Halas, 100,000 shares; Mr. Matkaluk, 93,101 shares; and Mr. Parker, 132,272 shares.

(e)	As of January 31, 2012: Mr. Halas held no stock options; Dr. Holditch and Mr. Matkaluk each held vested, unexercised stock options for 15,000 common shares at an exercise price of $3.00 per share; and Mr. Parker held vested, unexercised stock options for 45,000 common shares at an exercise price of $1.25 per share.

Compensation Committee Interlocks and Insider Participation

None of our officers or employees is a member of the compensation committee. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or compensation committee. No member of our Board of Directors is an executive officer of a company at which one of our executive officers serves as a member of the board of directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock of: (1) each person or entity who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. The percentage of beneficial ownership of our Common Stock is based upon 44,242,533 shares issued and outstanding on May 7, 2012.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Unless otherwise noted, the address of each beneficial owner is c/o 1660 Wynkoop Street, Suite 900, Denver, Colorado 80202.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED		PERCENTAGE OF CLASS	NUMBER OF UNVESTED SHARES		NUMBER OF SHARES OWNED INCLUDING UNVESTED SHARES	PERCENTAGE OF CLASS INCLUDING UNVESTED SHARES
Peter Hill	Common Stock	328,516	(1)	*	510,605	(8)	839,121	1.84%

Jonathan Samuels	Common Stock	303,845	(2)	*	483,483	(9)	787,328	1.73%

F. Gardner Parker	Common Stock	202,272	(3)	*	40,000	(10)	242,272	*

Randal Matkaluk	Common Stock	143,101	(4)	*	25,000	(11)	168,101	*

Gus Halas	Common Stock	10,000	(5)	*	125,000	(12)	135,000	*

Joseph Feiten	Common Stock	0		*	140,000	(13)	140,000	*

All Executive Officers and Directors as a Group (6 persons)	Common Stock	987,734	(6)	2.23%	1,324,088	(14)	2,311,822	5.07%

Cambrian Capital, L.P. **	Common Stock	2,269,345	(7)	5.13%	-		-	4.98%

*Less than 1%.

** Cambrian Capital L.P.’s address is 45 Coolidge Point, Manchester, Massachusetts 01944.

(1)	Includes (i) 46,667 shares of Common Stock from Dr. Hill’s exercise of vested stock options on May 20, 2011, (ii) 225,982 shares of Common Stock that were issued to Dr. Hill pursuant to the automatic vesting of RSUs, (iii) 46,667 shares of Common Stock underlying options that are currently exercisable or exercisable within 60 days and (iv) 9,200 shares of Common Stock that were purchased on the open market by Dr. Hill.

(2)	Includes (i) 31,667 shares of Common Stock from Mr. Samuels’ exercise of vested stock options on May 16, 2011, (ii) 210,511 shares of Common Stock that were issued to Mr. Samuels pursuant to the automatic vesting of RSUs, (iii) 31,667 shares of Common Stock underlying options that are currently exercisable or exercisable within 60 days and (iv) 30,000 shares of Common Stock that were purchased on the open market by Mr. Samuels.

(3)	Includes (i) 162,272 shares of Common Stock that were issued to Mr. Parker pursuant to the automatic vesting of RSUs, (ii) 30,000 shares of Common Stock underlying options that are currently exercisable or exercisable within 60 days and (iii) 10,000 shares of Common Stock that were purchased on the open market by Mr. Parker.

(4)	Includes (i) 113,101 shares of Common Stock that were issued to Mr. Matkaluk pursuant to the automatic vesting of RSUs, (ii) 15,000 shares of Common Stock underlying options that are currently exercisable or exercisable within 60 days and (iii)15,000 shares of Common Stock that were purchased on the open market by Mr. Matkaluk.

(5)	Includes 10,000 shares of Common Stock that were purchased on the open market by Mr. Halas.

(6)	Includes 78,334 shares of Common Stock from exercise of stock options by Dr. Hill and Mr. Samuels in May 2011, (ii) 711,866 shares of Common Stock that were issued pursuant to the automatic vesting of RSUs, (iii) 123,334 shares of Common Stock underlying options that are currently exercisable or exercisable within 60 days and (iv) 74,200 shares of Common Stock that were purchased on the open market by the current Directors and Executive Officers.

(7)	As reported pursuant to a Schedule 13G/A filed with the SEC on February 10, 2012, Cambrian Capital L.P. serves as the investment manager to CamCap Energy Offshore Master Fund, L.P., which owns 1,549,624 shares of our Common Stock, and CamCap Resources Offshore Master Fund, L.P., which owns 719,721 shares of our Common Stock. CamCap Resources Partners, LLC serves as general partner of CamCap Resources Offshore Master Fund, L.P. CamCap Energy Partners, LLC serves as general partner of CamCap Energy Offshore Master Fund, L.P. Cambrian Capital, LLC is the general partner of Cambrian Capital L.P. Ernst von Metzsch and Roland von Metzsch are the managers of each of Cambrian Capital, LLC, CamCap Resources Partners, LLC and CamCap Energy Partners, LLC, and in such capacities may be deemed to have voting and investment control over the shares for such entities. Each of the reporting persons disclaims beneficial ownership of all shares except to the extent of its pecuniary interest therein.

(8)	Includes (i) 46,666 shares of Common Stock underlying unvested options, (ii) 313,939 of unvested RSUs for grants that occurred in fiscal year 2011and (iii) 150,000 RSUs granted on March 6, 2012 with a vesting of 20%, 20%, 20% and 40% on each of the next four anniversaries of the grant date.

(9)	Includes (i) 31,666 shares of Common Stock underlying unvested options, (ii)301,817 of unvested RSUs for grants that occurred in fiscal year 2011 and (iii) 150,000 RSUs granted on March 6, 2012 with a vesting of 20%, 20%, 20% and 40% on each of the next four anniversaries of the grant date.

(10)	Includes (i) 15,000 shares of Common Stock underlying unvested options and (ii) 25,000 RSUs granted on March 6, 2012 which vest on the first anniversary of the grant date.

(11)	Includes (i) 25,000 RSUs granted on March 6, 2012 which vest on the first anniversary of the grant date.

(12)	Includes (i) 100,000 RSUs granted on January 1, 2012 and (ii) 25,000 RSUs granted on March 6, 2012, both of which vest on the first anniversary of the respective grant date.

(13)	Includes (i) 80,000 RSUs granted on November 1, 2011, vesting one-third on each of the next three anniversaries of the grant date and (ii) 60,000 RSUs granted on March 6, 2012 with a vesting of 20%, 20%, 20% and 40% on each of the next four anniversaries of the grant date.

(14)	Includes (i) 93,333 shares of Common Stock underlying unvested options, (ii) 615,756 of unvested RSUs for grants that occurred in fiscal year 2011, (iii) 80,000 RSUs granted on November 1, 2011 which vest 20%, 20%, 20% and 40% on each of the next four anniversaries of the grant date, (iv) 100,000 RSUs granted on January 1, 2012 which vest on the first anniversary of the grant date and (v) 435,000 RSUs granted on March 6, 2012 which vest as follows: (a) 380,000 vest 20%, 20%, 20% and 40% for each of the next four anniversaries of the grant date, and (b) 75,000 vest on the first anniversary of the grant date.

Equity Compensation Plan Information

The following table sets forth certain information about the Common Stock subject to our equity compensation plans as of January 31, 2012.

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	2,817,275	$1.50	1,418,557
Equity compensation plans not approved by stockholders	-	$-	-
Total	2,817,275	$1.50	1,418,557

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

There have been no transactions, or proposed transactions, that have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of our outstanding Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. Related party transactions are subject to review and oversight by our audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our current independent registered public accounting firm (including the Canadian member firm affiliated with KPMG International) during the fiscal years ended January 31, 2012 and 2011, for professional services rendered for the audit of our annual financial statements and internal control over financial reporting, the reviews of the financial statements included in our quarterly reports on Form 10-Q and for required securities filings such as prospectuses, Form S-1, Form S-3 and Form S-8 were $287,877 and $221,311, respectively.

Audit-Related Fees

The aggregate fees billed by our current independent registered public accounting firm (including the Canadian member firm affiliated with KPMG International) during the fiscal years ended January 31, 2012 and 2011, for due diligence services were $57,300 and zero, respectively.

Tax Fees

Our current independent registered public accounting firm (including the Canadian member firm affiliated with KPMG International) billed us $32,606 and $22,730, respectively, during the fiscal years ended January 31, 2012 and 2011, for tax related work.

All Other Fees

Our current independent registered public accounting firm did not bill us for any other services during the fiscal years ended January 31, 2012 and 2011, respectively.

The Board of Directors and audit committee have considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV.

ITEM 15.  EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, effective as of November 4, 2010, filed as an exhibit to the Registration Statement on Amendment No. 3 on Form S-1 filed with the Securities and Exchange Commission on November 4, 2010 and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2010 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate, filed as an exhibit to the Registration Statement on Amendment No. 1 on Form S-1 filed with the Securities and Exchange Commission on October 25, 2010 and incorporated herein by reference.

10.01	Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 31, 2011 and incorporated herein by reference.

10.02	Production Lease, dated as of April 15, 2009, by and between the Company and Her Majesty the Queen in the Right of the Province of Nova Scotia, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 20, 2009 and incorporated herein by reference.

10.03	Overriding Royalty Agreement, dated as of June 10, 2009, by and between Elmworth Energy Corporation and Contact Exploration Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2009 and incorporated herein by reference.

10.04*†	Second Amended and Restated Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Dr. Peter Hill.

10.05*†	Second Amended and Restated Employment Agreement, dated May 18, 2012 by and between Triangle Petroleum Corporation and Jonathan Samuels.

10.06*†	Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Joseph Feiten.

10.07†	Deferred Share Unit Agreement, dated February 2, 2010 between Triangle Petroleum Corporation and Peter Hill, filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 25, 2010 and incorporated herein by reference.

10.08†	Deferred Share Unit Agreement, dated February 2, 2010 between Triangle Petroleum Corporation and Jonathan Samuels, filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 25, 2010 and incorporated herein by reference.

10.09†	Form of Deferred Share Unit Agreement entered into by each of Gardner Parker, Randal Matkaluk and Steve Holditch, each dated February 2, 2010, filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2010 and incorporated herein by reference.

10.10†	2011 Omnibus Incentive Plan, filed as Annex D to the Schedule 14A filed with the Securities and Exchange Commission and incorporated by reference.

14.01	Code of Business Conduct and Ethics, as amended, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011 and incorporated herein by reference.

21.01	List of Subsidiaries, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 and incorporated herein by reference.

23.01*	Consent of MHA Petroleum Consultants.

23.02*	Consent of Ryder Scott Petroleum Consultants.

23.03*	Consent of KPMG LLP.

23.04*	Consent of KPMG LLP — Calgary.

24.01	Power of Attorney (incorporated by reference to the signature page of Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Reserve Estimate Report of MHA Petroleum Consultants, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011 and incorporated herein by reference.

99.02	Reserve Estimate Report of Ryder Scott Company L.P., filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 and incorporated herein by reference.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

† Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: May 18, 2012	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President & Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2012	By:	/s/ JOSEPH FEITEN
Joseph Feiten
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

*	Executive Chairman of the Board	May 18, 2012
Peter Hill

/s/ JONATHAN SAMUELS	President & Chief Executive Officer (Principal Executive Officer)	May 18, 2012
Jonathan Samuels	and Director

*	Director	May 18, 2012
F. Gardner Parker

*	Director	May 18, 2012
Gus Halas

*	Director	May 18, 2012
Randal Matkaluk

* /s/ Jonathan Samuels
Attorney-in-fact

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, effective as of November 4, 2010, filed as an exhibit to the Registration Statement on Amendment No. 3 on Form S-1 filed with the Securities and Exchange Commission on November 4, 2010 and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2010 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate, filed as an exhibit to the Registration Statement on Amendment No. 1 on Form S-1 filed with the Securities and Exchange Commission on October 25, 2010 and incorporated herein by reference.

10.01	Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 31, 2011 and incorporated herein by reference.

10.02	Production Lease, dated as of April 15, 2009, by and between the Company and Her Majesty the Queen in the Right of the Province of Nova Scotia, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 20, 2009 and incorporated herein by reference.

10.03	Overriding Royalty Agreement, dated as of June 10, 2009, by and between Elmworth Energy Corporation and Contact Exploration Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2009 and incorporated herein by reference.

10.04*†	Second Amended and Restated Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Dr. Peter Hill.

10.05*†	Second Amended and Restated Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Jonathan Samuels.

10.06*†	Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Joseph Feiten.

10.07†	Deferred Share Unit Agreement, dated February 2, 2010 between Triangle Petroleum Corporation and Peter Hill, filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 25, 2010 and incorporated herein by reference.

10.08†	Deferred Share Unit Agreement, dated February 2, 2010 between Triangle Petroleum Corporation and Jonathan Samuels, filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 25, 2010 and incorporated herein by reference.

10.09†	Form of Deferred Share Unit Agreement entered into by each of Gardner Parker, Randal Matkaluk and Steve Holditch, each dated February 2, 2010, filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2010 and incorporated herein by reference.

10.10†	2011 Omnibus Incentive Plan, filed as Annex D to the Schedule 14A filed with the Securities and Exchange Commission and incorporated by reference.

14.01	Code of Business Conduct and Ethics, as amended, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011 and incorporated herein by reference.

21.01	List of Subsidiaries, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 and incorporated herein by reference.

23.01*	Consent of MHA Petroleum Consultants.

23.02*	Consent of Ryder Scott Petroleum Consultants.

23.03*	Consent of KPMG LLP.

23.04*	Consent of KPMG LLP — Calgary.

24.01	Power of Attorney (incorporated by reference to the signature page of Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Reserve Estimate Report of MHA Petroleum Consultants, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2011 and incorporated herein by reference.

99.02	Reserve Estimate Report of Ryder Scott Company L.P., filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 and incorporated herein by reference.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

† Management Contract or Compensatory Plan or Arrangement.