Form 10-Q
period 2012-04-30
Triangle Petroleum Corp
filed 2012-06-11
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _________ to _________

Commission file number  001-34945

TRIANGLE PETROLEUM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0430762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 17th Street, Suite 2600

Denver, CO 80202

(Address of Principal Executive Offices)

(303) 260-7125

(Registrant’s telephone number, including area code)

1660 Wynkoop St., Suite 900, Denver, CO 80202

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 31, 2012, there were 44,242,533 shares of registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	April 30,	January 31,
	2012	2012
ASSETS
CURRENT ASSETS
Cash	$34,141,379	$69,567,674
Prepaid expenses	271,672	161,650
Accounts receivable:
Oil and natural gas sales	7,653,405	5,422,453
Trade	2,988,672	3,929,465
Other	53,450	465,482
Total current assets	45,108,578	79,546,724

LONG-TERM ASSETS
Oil and natural gas properties at cost (full cost method of accounting):
Unproved properties and properties under development, not being amortized	127,645,929	111,716,360
Proved properties	39,924,357	33,172,419
	167,570,286	144,888,779
Less: accumulated amortization	(5,229,001)	(3,118,000)
Net oil and natural gas properties	162,341,285	141,770,779
Deposits on equipment under construction	1,104,189	5,647,576
Other property and equipment (less accumulated depreciation of $166,460 and $85,122, respectively)	20,148,715	1,224,675
Prepaid drilling costs	1,853,431	2,092,963
Other long-term assets	607,639	303,987
Total assets	$231,163,837	$230,586,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,769,028	$3,434,079
Accrued liabilities:
Exploration and development	14,929,562	11,807,040
Other	1,181,401	3,391,563
Asset retirement obligations	1,547,609	1,539,872
Total current liabilities	22,427,600	20,172,554

LONG-TERM LIABILITIES
Asset retirement obligations	81,421	83,418
Total liabilities	22,509,021	20,255,972

COMMITMENTS AND CONTINGENCIES (See Notes 6 and 7)

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 70,000,000 shares authorized; 44,242,533 and 43,515,958 shares issued and outstanding at April 30, 2012 and January 31, 2012, respectively	443	435
Additional paid-in capital	315,714,469	314,199,952
Accumulated deficit	(110,731,017)	(107,814,197)
Company stockholders’ equity	204,983,895	206,386,190
Noncontrolling interest in subsidiary	3,670,921	3,944,542
Total stockholders' equity	208,654,816	210,330,732
Total liabilities and stockholders’ equity	$231,163,837	$230,586,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended April 30,
	2012	2011
REVENUES
Oil and natural gas sales	$5,172,476	$513,282

EXPENSES
Production taxes	591,657	40,504
Other lease operating	252,846	28,331
Depletion, depreciation and amortization	2,192,338	163,761
Accretion of asset retirement obligations	83,494	70,061
General and Administrative:
Stock-based compensation	1,364,894	66,098
Salaries and benefits	2,112,668	506,589
Other general and administrative	1,850,530	613,446
Foreign exchange loss (gain)	147	(8,262)
Total operating expenses	8,448,574	1,480,528

LOSS FROM OPERATIONS	(3,276,098)	(967,246)

OTHER INCOME (EXPENSE)
Other income	68,947	-
Interest income	26,970	95,473
Interest expense	(10,260)	-
Total other income (expense)	85,657	95,473

NET LOSS BEFORE INCOME TAXES	(3,190,441)	(871,773)
Income tax provision	-	-
NET LOSS	(3,190,441)	(871,773)
Less: net loss attributable to noncontrolling interest in subsidiary	273,621	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,916,820)	$(871,773)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.03)

Weighted average common shares outstanding - basic and diluted	44,057,927	32,484,857

Comprehensive loss:
Net loss attributable to common stockholders	$(2,916,820)	$(871,773)
Other comprehensive income (loss)	-	-
Total comprehensive loss	$(2,916,820)	$(871,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the three months ended April 30, 2012

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest in Subsidiary	Total Equity
Balance - January 31, 2012	43,515,958	$435	$314,199,952	$(107,814,197)	$3,944,542	$210,330,732

Common stock issued for the purchase of oil and natural gas properties	225,000	2	1,203,748	-	-	1,203,750
Shares issued for consulting services	10,000	1	72,899	-	-	72,900
Exercise of stock options	4,167	-	12,500	-	-	12,500
Common stock issued pursuant to termination agreement (net of shares surrendered for taxes)	17,230	-	98,728	-	-	98,728
Vesting of restricted stock units (net of shares surrendered for taxes)	470,178	5	(1,406,080)	-	-	(1,406,075)
Stock-based compensation	-	-	1,532,722	-	-	1,532,722
Net loss for the period	-	-	-	(2,916,820)	(273,621)	(3,190,441)
Balance –April 30, 2012	44,242,533	$443	$315,714,469	$(110,731,017)	$3,670,921	$208,654,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,190,441)	$(871,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,192,338	163,761
Stock-based compensation	1,704,350	66,098
Accretion of asset retirement obligations	83,494	70,061
Changes in related current assets and liabilities:
Prepaid expenses and deposits	(413,673)	(159,131)
Accounts receivable:
Oil and natural gas sales	(2,230,952)	(26,059)
Trade	940,793	-
Other	412,032	76,230
Accounts payable and accrued liabilities	(2,137,055)	(2,130,315)
Asset retirement expenditures	(73,453)	-
Cash used in operating activities	(2,712,567)	(2,811,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and natural gas property expenditures	(20,161,459)	(65,188,578)
Purchase of property and equipment	(14,110,292)	(59,593)
Sale of oil and natural gas properties	2,712,066	-
Cash advanced to operators for oil and natural gas property expenditures	239,532	(2,331,241)
Cash used in investing activities	(31,320,153)	(67,579,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	142,312,500
Cash paid to settle tax on vested restricted stock units	(1,406,075)	-
Common stock issuance costs	-	(7,245,980)
Issuance of common stock for exercise of options	12,500	12,779
Cash provided by (used in) financing activities	(1,393,575)	135,079,299

NET INCREASE (DECREASE) IN CASH	(35,426,295)	64,688,759
CASH, BEGINNING OF PERIOD	69,567,674	57,773,269
CASH, END OF PERIOD	$34,141,379	$122,462,028

NON-CASH INVESTING ACTIVITIES
Additions to oil and natural gas properties through:
Accounts payable and accrued liabilities	$4,384,363	$1,473,037
Issuance of common stock	$1,203,750	$11,780,358
Recognition of asset retirement obligations	$3,711	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of Operations

Triangle Petroleum Corporation (“Triangle,” “we,” “us,” “our,” or the “Company”) is an exploration and production company currently focused on the development of unconventional shale oil and natural gas resources in the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.

We own an 83.33% interest in RockPile Energy Services LLC, a Delaware limited liability company (“RockPile”), which is a hydraulic pressure pumping company focused on the Williston Basin of North Dakota and Montana. RockPile was formed in June of 2011 and is scheduled to commence field operations in July 2012.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated balance sheet as of January 31, 2012 has been derived from our audited financial statements. The accompanying unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and (a) its wholly-owned subsidiaries: (i) Triangle USA Petroleum Corporation (“TUSA”), incorporated in the State of Colorado (including TUSA’s wholly owned subsidiaries) and (ii) Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, (b) its 83.33% owned subsidiary RockPile and (c) certain insignificant wholly-owned limited liability companies. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is January 31.

Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. We believe the disclosures made are adequate to make the information not misleading. We recommend that these condensed consolidated financial statements be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended April 30, 2012 are not necessarily indicative of the operating results for the entire fiscal year ending January 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities including contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and natural gas reserve quantities provide the basis for the calculation of depletion, depreciation, amortization and impairment, each of which represents a significant component of the consolidated financial statements. Management estimated the proved reserves as of April 30, 2012 with consideration of (1) the proved reserve estimates for the prior fiscal year-end prepared by independent engineering consultants and (2) any significant new discoveries and changes during the interim period in production, ownership, and other factors underlying reserve estimates.

Significant Accounting Policies

For descriptions of the Company’s significant accounting policies, please see pages 53 through 55 of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

Amortization of oil and natural gas property costs is computed on a closed quarter basis, using the estimated proved reserves as of the end of the quarter. Amortization for the fiscal year is the sum of the four quarterly amortization amounts.

 Deferred financing costs include origination, legal, and other fees incurred in connection with TUSA entering into its Credit Facility (as defined below). See Note 6 – Credit Facility. Deferred financing costs related to the Credit Facility are amortized to interest expense on a straight-line basis over the respective borrowing term.

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The recorded value of the Company’s Credit Facility approximates its fair value as it bears interest at a floating rate that approximates a current market rate. The Company had no outstanding loans under its Credit Facility as of April 30, 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparison of financial statements prepared under U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance will not have an impact on Triangle's financial position or results of operations, but may require enhanced disclosures regarding its derivative instruments in future periods.

Reclassifications

Certain amounts in the fiscal 2012 condensed consolidated financial statements have been reclassified to conform to the fiscal 2013 financial statement presentation. Such reclassifications have had no effect on net loss for the period ended April 30, 2011.

Asset Retirement Obligations

The following table reflects the change in asset retirement obligations for the periods presented:

	For the three months ended April 30,
	2012	2011
Balance, beginning of period	$1,623,290	$1,403,697
Liabilities incurred	3,711	10,269
Revision of estimates	-	(53,322)
Sale of assets	(8,012)	-
Liabilities settled	(73,453)	-
Accretion	83,494	70,061
Balance, end of period	1,629,030	1,430,705
Less current portion of obligations	(1,547,609)	-
Long-term asset retirement obligations	$81,421	$1,430,705

The $1,547,609 current liability at April 30, 2012 is for reclamation of frac ponds and abandonment of well bores in Canada.

3. Property and Equipment

Property and equipment at April 30, 2012 and January 31, 2012, consisted of the following:

	April 30, 2012	January 31, 2012
Oil and natural gas properties, using the full cost method:
Unproved properties and properties under development, not being amortized	$127,645,929	$111,716,360
Proved properties	39,924,357	33,172,419
	167,570,286	144,888,779
Less accumulated amortization	(5,229,001)	(3,118,000)
Net carrying value of oil and natural gas properties	162,341,285	141,770,779
Deposits on equipment under construction	1,104,189	5,647,576
Cost of other property and equipment	20,315,175	1,309,797
Less accumulated depreciation and amortization	(166,460)	(85,122)
Net property and equipment	$183,594,189	$148,643,030

During the three months ended April 30, 2012, we acquired oil and natural gas properties and participated in the drilling and/or completion of wells, for total consideration of approximately $25.7 million, which consisted of cash in the amount of $20.1 million, accrued liabilities of $4.4 million and stock consideration of $1.2 million.

On April 30, 2012, we sold a 7% interest (approximately 3,700 net undeveloped acres) in the Station Prospect for $2,712,066. The proceeds of this sale were recorded as a reduction of the full cost pool consistent with full cost accounting rules.

In the three months ended April 30, 2012, we capitalized $386,000 of internal land and geology department costs directly associated with property acquisition, exploration (including lease record maintenance) and development. The internal land and geology department costs were capitalized to unevaluated costs.

Other property and equipment is located in the U.S. and includes approximately $17.2 million spent to acquire pressure pumping equipment for RockPile. This equipment has not been put into service and is not currently depreciated. It is estimated that the equipment will be placed into service in July 2012.

Ceiling-Test Impairments

The Company uses the full-cost accounting method, which requires recognition of an impairment of oil and natural gas properties when the total net carrying value of oil and natural gas properties exceed a ceiling as described on page 53 of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012. The Company did not have such impairments for the three-month periods ended April 30, 2012 and April 30, 2011.

4. Income Taxes

The Company has net deferred tax assets as of April 30, 2012 primarily due to accumulated net operating losses. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; continued increases in production and proved reserves from the Williston Basin. The Company will continue to evaluate whether a valuation allowance is needed in future reporting periods.

5. Stockholders’ Equity

Common Stock

The following transactions occurred during the three months ended April 30, 2012 with regard to shares of the Company’s common stock:

•	The Company issued 225,000 shares of common stock as additional consideration for interests in federal oil and natural gas leases (720 net acres) in McKenzie County, North Dakota.
•	The Company issued 4,167 shares of common stock pursuant to the exercise of stock options.
•	The Company issued 470,178 shares of common stock (net of shares surrendered for taxes) for restricted stock units that vested during the period.
•	The Company issued 10,000 shares of common stock for consulting services.
•	The Company issued 17,230 shares of common stock (net of shares surrendered for taxes) in connection with a termination agreement.

Stock Options

Effective January 28, 2009, the Company’s board of directors approved a Stock Option Plan (the “Rolling Plan”) whereby the number of authorized but unissued shares of common stock that may be issued upon the exercise of stock options granted under the Rolling Plan at any time did not exceed 10% of the issued and outstanding shares of common stock on a non-diluted basis at any time, and such aggregate number of shares of common stock automatically increased or decreased as the number of issued and outstanding shares of common stock changed. Pursuant to the Rolling Plan, stock options became exercisable as to one-third on each of the first, second and third anniversaries of the date of the grant, and allowed for the granting of stock options at an exercise price of not less than fair value of the common stock at the time of grant and for a term not to exceed ten years.

Upon approval of the 2011 Omnibus Incentive Plan (the "2011 Plan") by the Company’s stockholders on July 22, 2011, the Rolling Plan was terminated and no additional awards may be made under the Rolling Plan. All outstanding awards under the Rolling Plan shall continue in accordance with their applicable terms and conditions.

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

All stock options outstanding are those originally issued under the Rolling Plan. The following table summarizes the status of stock options outstanding under the Rolling Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - January 31, 2011 (125,833 exercisable)	343,334	$1.60
Less: options forfeited	(25,000)	$3.00
Less: options exercised	(82,501)	$1.34
Options outstanding - January 31, 2012 (142,500 exercisable)	235,833	$1.50
Less: options exercised	(4,167)	$3.00
Options outstanding - April 30, 2012 (138,334 exercisable)	231,666	$1.48

The following table presents additional information related to the stock options outstanding at April 30, 2012:

		Number of Shares
Exercise price per share	Remaining contractual life (years)	Outstanding	Exercisable
$3.00	1.75	30,000	30,000
$1.25	2.59	201,666	108,334
		231,666	138,334
Weighted average exercise price per share		$1.48	$1.63
Weighted average remaining contractual life		2.48	2.40
Aggregate intrinsic value, April 30, 2012		$900,548	$927,067

As of April 30, 2012, there was approximately $40,000 of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of the related stock options of approximately seven months.

 For the three months ended April 30, 2012, the Company recorded stock-based compensation related to stock option grants of $19,968 as general and administrative expense.

Restricted Stock Units

During the three months ended April 30, 2012, the Company issued 448,600 restricted stock units as compensation to officers, directors and employees. Some of these awards were granted upon achievement of certain performance requirements. The restricted stock units vest over one to four years. As of April 30, 2012, there was approximately $14 million of total unrecognized compensation expense related to unvested restricted stock units. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 2.56 years. When restricted stock units vest, the holder has the right to receive one share of the Company’s common stock per vesting unit. The following table summarizes the status of restricted stock units outstanding:

	Number of Shares	Weighted-Average Award Date Fair Value
Restricted stock units outstanding - January 31, 2011	509,636	$5.61
Units granted in fiscal year ended January 31, 2012	2,645,110	$7.06
Units forfeited in Fiscal 2012	(134,000)	$6.81
Units that vested in Fiscal 2012	(532,404)	$6.20
Restricted stock units outstanding - January 31, 2012	2,488,342	$7.02
Units granted in the quarter ended April 30, 2012	448,600	$6.69
Units that vested in the quarter ended April 30, 2012	(614,255)	$7.77
Restricted stock units outstanding - April 30, 2012	2,322,687	$6.73

For the three months ended April 30, 2012, the Company recorded stock-based compensation related to restricted stock units of $1,344,926 in general and administrative expenses.

6. Credit Facility

On April 12, 2012, TUSA entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and issuing lender and with other banks and financial institutions party thereto, as co-lenders. The maximum credit available under the Credit Facility is $300 million. As of April 30, 2012, the Credit Facility had a borrowing base of $10 million. As of April 30, 2012, TUSA, as borrower, had no borrowings outstanding under the Credit Facility.

The borrowing base under the Credit Facility is subject to redetermination in July 2012, October 2012, January 2013 and April 2013, and thereafter on a semi-annual basis in April and October of each year. In addition, TUSA has the option to request one unscheduled interim redetermination per annum. With a five-year term, all borrowings under the Credit Facility mature on April 12, 2017.

The Credit Facility is secured by (1) certain of TUSA’s assets, including (i) at least 85% of the adjusted engineered value of TUSA’s proved oil and natural gas interests evaluated in determining the borrowing base for the revolving Credit Facility and (ii) all of the personal property of TUSA and its subsidiaries and (2) a pledge by Triangle of the equity interests it holds in TUSA. The obligations under the Credit Facility are guaranteed by each of Triangle and a domestic subsidiary of TUSA.

Borrowings under the Credit Facility bear interest, at TUSA’s option, at either (i) the ABR [the highest of (A) the Administrative Agent’s prime rate, (B) the federal funds rate plus 0.5%, or (C) the Eurodollar Rate (as defined in the Credit Facility) plus 1%], plus an applicable margin that ranges between 0.75% and 1.75%, depending on TUSA’s utilization percentage of the then effective borrowing base or (ii) the Eurodollar Rate plus an applicable margin that ranges between 1.75% and 2.75%, depending on the utilization percentage of the then effective borrowing base. Additionally, the Credit Facility provides for a commitment fee of 0.375% to 0.50%, depending on borrowing base usage.

The Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The Credit Facility also contains various covenants and restrictive provisions which may, among other things, limit TUSA’s ability to sell assets, incur additional indebtedness, make investments or loans and create liens.

The Credit Facility contains financial covenants requiring TUSA to comply with the following: (i) TUSA must maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0; and (ii) the ratio of TUSA’s consolidated debt to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) may not be greater than 4.0 to 1.0. As of April 30, 2012, TUSA was in compliance with all financial covenants under the Credit Facility.

7. Commitments and Contingencies

At April 30, 2012, there were no known environmental or other regulatory matters related to the Company’s operations that were reasonably expected to result in a material liability other than asset retirement obligations which are reflected on the balance sheet. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 16, 2012, the Company entered into an agreement to lease office space in Denver, Colorado for a term of 64 months. The annual rentals are approximately $315,000. In addition to the commitments for this new lease, the Company also has lease commitments for previous office space of approximately $300,000 per year for fiscal 2013 and 2014.

8. Subsequent Events

We have evaluated subsequent events and are not aware of any significant events that occurred subsequent to April 30, 2012 that would have a material impact on the accompanying condensed consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We or our representatives may make forward-looking statements, oral or written, including statements in this Quarterly Report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling in the future, our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the Risk Factors noted in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, including, but not limited to, the Risk Factors identified in Item 1A of such report. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

Information Regarding Disclosure of Oil and Natural Gas Reserves. Any references in this Quarterly Report to proved oil and natural gas reserves and future net revenue of such proved reserves have been determined in accordance with the SEC guidelines and the United States Financial Accounting Standards Board (the “U.S. Rules”) and not in accordance with National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”). The practice of preparing production and reserve quantities data under NI 51-101 differs from the U.S. Rules. The primary differences between the two reporting requirements include: (i) NI 51-101 requires disclosure of proved and probable reserves; the U.S. Rules usually require disclosure of only proved reserves; (ii) NI 51-101 requires the use of forecast prices in the estimation of reserves; the U.S. Rules require the use of twelve-month average historical prices which are held constant; (iii) NI 51-101 requires disclosure of reserves on a gross (before royalties) and net (after royalties) basis; the U.S Rules require disclosure on a net (after royalties) basis; (iv) the Canadian standards require disclosure of production on a gross (before royalties) basis; the U.S. Rules require disclosure on a net (after royalties) basis; and (v) NI 51-101 requires that reserves and other data be reported on a more granular product type basis than required by the U.S. Rules. The reserves data and other oil and natural gas information for the Company prepared in accordance with NI 51-101 can be found for viewing by electronic means in the Company’s Form 51-101F1 – Statements of Reserves Data and Other Oil and Gas Information under the Company’s profile on SEDAR at www.sedar.com.

Overview

We are an exploration and production company currently focused on the development of unconventional shale oil and natural gas resources in the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana. Having identified an area of focus in the Bakken Shale and Three Forks formations that we believe will generate attractive returns on invested capital, we are continuing to explore further opportunities in the region. Our production in fiscal year 2013 to date is from wells in North Dakota, primarily from the Bakken Shale formation and the rest from the Three Forks formation.

We commenced drilling our first operated well in October 2011. We had four gross (1.8 net) operated wells hydraulically fractured by Schlumberger in May 2012, and we are in the process of removing the remaining lateral plugs on such wells, and placing all four wells on production. We expect to have our fifth gross (0.7 net) operated well hydraulically fractured by RockPile in July 2012. By January 31, 2013, we anticipate having drilled and completed at least 15 gross (6.8 net) operated, horizontal wells in North Dakota or eastern Montana, for completion in the Bakken Shale or Three Forks formations.

In the core area of North Dakota and eastern Montana, Triangle is directing resources toward its operated program to develop its approximately 32,000 net acres, primarily in McKenzie and Williams County, North Dakota. In Roosevelt County, Montana, our “Station Prospect” is a largely contiguous position within the thermally mature area of the Williston Basin. Our approximate 50,000 net acre position in the Station Prospect is predominantly operated acreage with an average remaining lease term of four years and provides us with a development area that we believe is scalable for the future.

With a focus on establishing an efficient development model, the Company is utilizing pad drilling, which expedites our operated program, while controlling costs and minimizing environmental impact. We also intend to use innovative completion, collection and production techniques to optimize reservoir production while also reducing costs. Additionally, with the ability to utilize the completion capacity of RockPile, we are positioned to lower implied production cost and have greater control over drilling and completion schedules.

Properties, Plan of Operations and Capital Expenditures

Williston Basin

We own operated and non-operated leasehold positions in the Williston Basin. We are currently running a 1+ rig drilling program, meaning one rig, the Xtreme 7, is contracted full-time and drilling approximately one well per month. We have temporarily contracted a second rig, Pioneer 42, to drill two to three wells during a three-month window, between April and July 2012. The focus of our near-term drilling program is on our core North Dakota acreage in McKenzie and Williams Counties. RockPile is expected to be available for completions starting in July 2012. Triangle will explore expanding the drilling program and number of rigs under management upon the availability of attractive funding sources.

Our non-operated leasehold positions are primarily conducted through agreements with major operators in the Williston Basin, including Hess Corporation, Continental Resources, Inc., Statoil (formerly Brigham Exploration Company), Newfield Production Co., EOG Resources, Inc., XTO Energy Inc. (now a part of ExxonMobil), Whiting Petroleum Corporation, Slawson Exploration, Inc., and Kodiak Oil and Gas Corporation. These companies are experienced operators in the development of the Bakken Shale and Three Forks formations.

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

Other Properties

We have an 87% working interest in approximately 474,625 gross acres (approximately 412,924 net acres) of Nova Scotia oil and natural gas leases in the Windsor Sub-Basin of the Maritimes Basin. The leases are to expire in 2019, but can be extended pending agreement of further development plans with the Nova Scotia regulators. Nova Scotia is currently conducting an extensive hydraulic fracturing review to determine whether and how hydraulic fracturing will be allowed in the future. The review is expected to be completed in calendar year 2014. Nova Scotia also does not currently allow the common industry practice of using salt water disposal wells. While such government restrictions remain in place, it is uneconomic to proceed in further exploration and development of these leases. We do not know if and when the restrictions might be lifted, and we do not know if Nova Scotia would grant an extension to the leases due to Nova Scotia’s existing hydraulic fracturing review. Because of these factors, we fully impaired our oil and natural gas leases in the Maritimes Basin as of January 31, 2012.

Results of Operations for the Three Months Ended April 30, 2012 Compared to the Three Months Ended April 30, 2011

For the three months ended April 30, 2012, we recorded a net loss attributable to common stockholders of $2,916,820 ($0.07 per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $871,773 ($0.03 per share of common stock, basic and diluted) for the three months ended April 30, 2011. The $2,916,820 net loss attributable to common stockholders includes our $1,368,071 share of RockPile’s $1,641,691 of general and administrative expenses (net of $13,847 interest income) during the three months ended April 30, 2012, prior to RockPile’s commencement of operations in July 2012.

Oil and Natural Gas Operations

For the three months ended April 30, 2012, we had total oil and natural gas revenues of $5,172,476 compared with $513,282 for the three months ended April 30, 2011. Oil and natural gas sales and production costs for each period are summarized in the following table. Oil sales volumes and revenues increased in the three months ended April 30, 2012 compared to the three months ended April 30, 2011 due to production from our interests in wells in the Bakken Shale and Three Forks formations that were placed on production after April 30, 2011.

	Quarter Ended April 30,
	2012	2011
U.S. oil and natural gas operations
Oil sold (barrels)	56,122	6,785
Average oil price	$87.27	$75.65
Oil revenue	$4,897,578	$513,282
Natural gas sold (mcf)	34,790	-
Average natural gas price	$6.80	$-
Natural gas revenue	$236,651	$-
Natural gas liquids sold (gallons)	32,758	-
Average natural gas liquids price	$1.17	$-
Natural gas liquids revenue	$38,247	$-
Total oil and natural gas revenues	$5,172,476	$513,282
Less production taxes	(591,657)	(40,504)
Less lease operating expense	(252,846)	(24,415)
Less oil and natural gas amortization expense	(2,111,000)	(163,761)
Less accretion of asset retirement obligations	(2,303)	(1,740)
Income from U.S. oil and natural gas operations	2,214,670	282,862
Canadian oil and natural gas operations
Lease operating expense	-	(3,916)
Accretion of asset retirement obligations	(81,191)	(68,321)
Loss from Canadian oil and natural gas operations	(81,191)	(72,237)
Total income from oil and natural gas operations	2,133,479	210,625
U.S. and Canadian other income (expense)
Other income	85,657	95,473
Foreign exchange gain (loss)	(147)	8,262
Less depreciation of furniture and equipment	(81,338)	-
Less general and administrative expenses	(5,328,092)	(1,186,133)
Net loss	$(3,190,441)	$(871,773)
Total U.S. barrels of oil equivalent (“boe”) sold	62,700	6,785
U.S. Oil and natural gas revenue per boe sold	$82.50	$75.65
U.S. Lease operating and production tax expense per boe sold	$13.47	$9.57
U.S. Amortization expense per boe sold	$33.67	$24.14

Lease Operating Expenses

Lease operating and production tax expenses for U.S. operations increased to $844,503 for the three months ended April 30, 2012 as compared with $64,919 for the three months ended April 30, 2011. The increase in lease operating and production tax expenses is primarily related to our increased number of wells and increased production in North Dakota as discussed in “Oil and Natural Gas Operations” above.

Oil and Natural Gas Amortization Expense

Amortization of oil and natural gas properties increased to $2,111,000 in the three months ended April 30, 2012 from $163,761 for the three months ended April 30, 2011. This increase was due primarily to increased production from wells in the Bakken Shale formation as discussed in “Oil and Natural Gas Operations” above.

Other Income

Other income of $85,657 for the three months ended April 30, 2012 consists primarily of drilling overhead income, interest income and North Dakota lodging facility rental income. Other income of $95,473 for the three months ended April 30, 2011 is interest income from bank accounts. Interest expense of $10,260 for the three months ended April 30, 2012 is in connection with the amortization of the $205,194 in capitalized loan costs included within Other Long-term Assets.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended April 30, 2012 and 2011:

	2012	2011	Increase (Decrease)
Stock-based compensation	$1,364,894	$66,098	$1,298,796
Salaries, benefits and consulting fees	1,317,935	506,589	811,346
Office rent and other office costs	386,943	278,922	108,021
Professional fees	561,933	170,477	391,456
Public company costs	62,563	164,047	(101,484)
	3,694,268	1,186,133	2,508,135
RockPile general and administrative expense	1,633,824	-	1,633,824
Total general and administrative expense	$5,328,092	$1,186,133	$4,141,959

General and administrative expenses (excluding RockPile) of $3,694,268 for the three months ended April 30, 2012 exceeded that of $1,186,133 for the same period in the prior fiscal year primarily due to the increased number of employees (13 employees at April 30, 2011 compared to 29 at April 30, 2012).

RockPile general and administrative expense is primarily compensation costs for its 36 employees for the three months ended April 30, 2012 as the company prepares to commence operations in July 2012.

Analysis of Changes in Cash Flows

Net Cash Used by Operating Activities

Cash flows used in operating activities were $2,712,567 and $2,811,128 for the three months ended April 30, 2012 and 2011, respectively. The $0.1 million decrease in cash used in the quarter ended April 30, 2012 compared with the quarter ended April 30, 2011 is primarily attributable to the following: (i) a $2.4 million increase in cash received from revenue, (ii) $2.5 million decrease in cash for general and administrative expense, and (iii) recovery of $0.9 million of drilling costs paid for our operated wells (which was recorded as an account receivable from various working interest partners).

Net Cash Used by Investing Activities

For the three months ended April 30, 2012, investing activities used $31,320,153 in cash as compared to $67,579,412 used in the three months ended April 30, 2011. Cash used in investing activities decreased primarily as a result of a reduction in our acquisition of unevaluated properties.

Net Cash Provided by Financing Activities

Cash flows used in financing activities for the three months ended April 30, 2012 totaled $1,393,575 and were primarily for $1,406,075 we paid in employee payroll taxes upon the vesting of restricted stock units for those employees who reimbursed us by reductions in the number of common shares they received. Such reductions had a value of $1,406,075 based on the closing stock price at the respective vesting date.

Cash flows provided by financing activities in the three months ended April 30, 2011 of $135,079,299 were primarily a result of the sale of 18,975,000 shares of our common stock for $7.50 per share in March 2011. Share issue costs in connection with the sale of these securities were $7,245,980.

Liquidity and Capital Resources

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties. We currently anticipate capital requirements for fiscal year 2013 to be approximately $90 million to $131 million. These funds will be allocated primarily towards our operated drilling program ($59 million to $68 million). In the absence of additional financing, we will allocate $5 million to $10 million toward additional acreage acquisitions. We expect to be able to fund these expenditures, as well as other commitments and working capital requirements, using existing capital, additional capital raised through the sale of debt or equity securities, our new reserve-based lending facility, or through participation in joint ventures and/or asset sales. We may expand or reduce our capital expenditures depending on, among other things, the results of future wells and our available capital.

As of April 30, 2012, we had cash of $34.1 million consisting primarily of cash held in bank accounts with Wells Fargo, Royal Bank of Canada and JP Morgan Chase, as compared to $69.6 million at January 31, 2012. Working capital was $22.7 million as of April 30, 2012, as compared to $59.4 million at January 31, 2012. Our ability to continue to acquire property, accelerate our drilling program, and grow our oil and natural gas reserves and cash flow would be impacted if we are unable to obtain sufficient additional capital.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk is pricing applicable to our oil and natural gas production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil and natural gas production has been volatile and unpredictable.

As of April 30, 2012, our operating subsidiary had $10 million available for borrowing under its credit facility, none of which was drawn as of such date. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at April 30, 2012 under our credit facility of $10 million, a 1.0% increase in interest rates would result in additional annualized interest expense of approximately $100,000.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 6—Credit Facility under Item 1 in this Quarterly Report.

ITEM 4 – CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2012. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K/A for the year ended January 31, 2012, as filed with the SEC on May 18, 2012. The risk factors in our Annual Report on Form 10-K/A for the year ended January 31, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2012, as consideration for participation in the exploration and development of the oil and natural gas leasehold interests in the lands described on Exhibit A to the Letter Agreement, dated November 10, 2011, between the Company and Slawson Exploration, Inc., we issued 225,000 shares of our common stock. Our common stock was offered and sold in reliance on the private placement exemption from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, or Regulation D. We relied on this exemption based on applicable facts, including that (i) the offers and sales were made to a limited number of persons, all of whom represented that they were “accredited investors” (as such term is defined in Regulation D), (ii) no general solicitation or advertising was used in connection with the offering and sale of our common stock and (iii) the investors’ represented that they were acquiring our common stock for investment only.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.04	Second Amended and Restated Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Dr. Peter Hill, filed as an exhibit to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 18, 2012 and incorporated herein by reference.
10.05	Second Amended and Restated Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Jonathan Samuels, filed as an exhibit to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 18, 2012 and incorporated herein by reference.
10.06	Employment Agreement, dated May 18, 2012, by and between Triangle Petroleum Corporation and Joseph Feiten, filed as an exhibit to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 18, 2012 and incorporated herein by reference.
10.11	Credit Agreement, dated as of April 12, 2012, among Triangle USA Petroleum Corporation, as borrower, and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2012 and incorporated herein by reference.
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: June 8, 2012	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2012	By:	/s/ JOSEPH FEITEN
Joseph Feiten
Chief Financial Officer (Principal Financial and Accounting Officer)

