Form 10-Q/A
period 2012-10-31
Triangle Petroleum Corp
filed 2013-04-26
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of  Triangle Petroleum Corporation (the “Company”) for the quarterly period ended October 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct the Company’s accounting for consolidated service income, whereby an additional approximately $1.9 million of service income is eliminated and credited to Triangle’s capitalized costs of oil wells, as more fully described in Note 1 to the Consolidated Financial Statements contained in this Form 10-Q/A.

For ease of reference, this Form 10-Q/A amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•                  Part I, Item 1 — Financial Statements

•                  Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part I, Item 4 — Controls and Procedures

In addition, this Form 10-Q/A also includes, as exhibits, certifications from the Company’s principal executive officer and principal financial officer dated as of the date of this filing. Except as described above, no other amendments or modifications have been made to the Original Filing. This Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect information or events that have occurred since the December 10, 2012 filing date of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings with the SEC made subsequent to the Original Filing.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	October 31,	January 31,
	2012	2012
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$45,035,443	$68,815,040
Prepaid expenses	1,081,459	161,650
Accounts receivable:
Oil and natural gas sales	6,244,907	5,422,453
Trade	26,827,223	3,929,465
Other	473,286	474,016
Derivative asset	2,230,323	—
Inventory	740,752	—
Total current assets	82,633,393	78,802,624

LONG-TERM ASSETS
Oil and gas properties at cost, using the full cost method of accounting:
Unproved properties and properties under development, not being amortized	112,076,617	111,716,360
Proved properties	148,520,601	33,172,419
	260,597,218	144,888,779
Less: accumulated amortization	(11,429,001)	(3,118,000)
Net oil and natural gas properties	249,168,217	141,770,779
Other property and equipment (less accumulated depreciation of $1,911,025 and $85,122, respectively)	31,854,365	1,226,725
Equity investment	11,950,403	—
Derivative asset	3,059,943	—
Deposits on equipment under construction	—	5,647,576
Prepaid drilling costs	444,611	2,192,963
Other long-term assets	1,608,411	203,987
Total assets	$380,719,343	$229,844,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,117,258	$3,428,917
Accrued liabilities:
Exploration and development	29,007,148	11,807,040
Other	4,870,214	3,189,806
Asset retirement obligations	1,448,789	1,539,871
Total current liabilities	49,443,409	19,965,634

LONG-TERM LIABILITIES
Long-term borrowings on Credit Facility	—	—
5% Convertible Note	121,500,000	—
Asset retirement obligations	403,605	83,418
Total liabilities	171,347,014	20,049,052

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 70,000,000 shares authorized; 44,329,972 and 43,515,958 shares issued and outstanding at October 31, 2012 and January 31, 2012, respectively	444	435
Additional paid-in capital	318,981,413	314,199,952
Accumulated deficit	(112,839,267)	(108,260,139)
Accumulated other comprehensive income	—	—
Total parent company stockholders’ equity	206,142,590	205,940,248
Noncontrolling interest in subsidiary	3,229,739	3,855,354
Total stockholders’ equity	209,372,329	209,795,602
Total liabilities and stockholders’ equity	$380,719,343	$229,844,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(Restated)		(Restated)
REVENUES
Oil and natural gas sales	$10,443,055	$3,462,471	$23,122,668	$4,600,739
Pressure-pumping services	10,743,293	—	13,337,845	—
Other	113,960	—	338,601	—
	21,300,308	3,462,471	36,799,114	4,600,739
EXPENSES
Production taxes	1,202,312	407,039	2,630,989	535,439
Other lease operating	1,470,847	168,107	1,970,401	900,822
Depletion, depreciation and amortization	3,983,548	1,231,817	9,324,003	1,573,802
Accretion of asset retirement obligations	5,065	70,786	172,653	211,105
Pressure-pumping	8,881,112	—	10,742,392	—
General and administrative:
Stock-based compensation	1,506,635	1,998,586	4,304,576	5,556,377
Salaries and benefits	2,284,281	814,597	6,960,628	1,889,708
Other general and administrative	2,584,004	1,004,575	5,908,958	3,558,489
Foreign exchange loss	—	8,862	—	10,928
Total operating expenses	21,917,804	5,704,369	42,014,600	14,236,670

INCOME (LOSS) FROM OPERATIONS	(617,496)	(2,241,898)	(5,215,486)	(9,635,931)

OTHER INCOME (EXPENSE)
Gain on derivative activities	1,401,267	—	1,401,267	—
Other income (loss)	(50,371)	—	(41,809)	—
Interest income	25,093	102,774	123,310	297,011
Interest expense	(1,430,151)	—	(1,472,025)	—
Total other income (expense)	(54,162)	102,774	10,743	297,011

NET LOSS BEFORE INCOME TAXES	(671,658)	(2,139,124)	(5,204,743)	(9,338,920)
Income tax provision	—	—	—	—
NET LOSS	(671,658)	(2,139,124)	(5,204,743)	(9,338,920)
Net (income) loss attributable to noncontrolling interest in subsidiary	73,312	28,936	625,614	28,936
Net loss attributable to common	$(598,346)	$(2,110,188)	$(4,579,129)	$(9,309,984)

Net loss per common share outstanding - basic and diluted	$(0.01)	$(0.05)	$(0.10)	$(0.23)

Weighted average common shares	44,326,947	43,261,133	44,217,660	39,662,997

COMPREHENSIVE INCOME (LOSS)
Net loss attributable to common	$(598,346)	$(2,110,188)	$(4,579,129)	$(9,309,984)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive loss	$(598,346)	$(2,110,188)	$(4,579,129)	$(9,309,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended October 31,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,204,743)	$(9,338,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Add back expenses (incomes) not using (providing) cash:
Depreciation, depletion and amortization	9,324,003	1,573,802
Stock-based compensation	4,476,203	5,556,377
Interest expense not paid in cash	1,459,261	—
Accretion of asset retirement obligations	172,653	211,105
Unrealized (income) loss on derivatives	(1,401,267)	—
Unrealized (income) loss on equity investment	50,000	—
	8,876,110	(1,997,636)
Changes in related current assets and liabilities:
Prepaid expenses and deposits	(1,200,066)	2,522
Accounts receivable:
Oil and natural gas sales	(822,454)	(4,801,372)
Trade	(22,897,758)	—
Other	729	—
Inventory	(740,752)	—
Accounts payable and accrued liabilities	8,150,058	(1,433,709)
Asset retirement expenditures	(253,463)	—
Cash used in operating activities	(8,887,596)	(8,230,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and natural gas property expenditures	(92,636,634)	(84,865,060)
Sale of oil and natural gas properties	3,264,745	46,800
Purchase of other property and equipment	(26,816,549)	(5,534,819)
Investment in Caliber Midstream Partners, L.P.	(12,000,403)	—
Purchase of derivative contracts	(3,889,000)	—
Non-controlling interest in subsidiary	—	4,000,000
Cash refund of collateral account	—	105,264
Cash advanced to operators for oil and natural gas property	—	(4,287,435)
Cash used in investing activities	(132,077,841)	(90,535,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	142,312,310
Common stock issuance costs	—	(7,569,527)
Proceeds from issuance of convertible note	120,000,000	—
Debt issuance costs	(1,207,427)	—
Proceeds from credit facility	13,700,000	—
Repayments to credit facility	(13,700,000)	—
Cash paid to settle tax on vested restricted stock units	(1,619,233)	—
Issuance of common stock for exercise of options	12,500	110,651
Cash provided by financing activities	117,185,840	134,853,434

NET INCREASE (DECREASE) IN CASH	(23,779,597)	36,087,989
CASH, BEGINNING OF PERIOD	68,815,040	57,773,269
CASH, END OF PERIOD	$45,035,443	$93,861,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the nine months ended October 31, 2012

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Non- controlling interest in Subsidiary	Total Equity

Balance - January 31, 2012	43,515,958	$435	$314,199,952	$(107,814,197)	$3,944,542	$210,330,732
Cumulative effect of change in accounting principle	—	—	—	(445,941)	(89,189)	(535,130)
Balance - January 31, 2012, as adjusted	43,515,958	435	314,199,952	(108,260,138)	3,855,353	209,795,602
Common stock issued for the purchase of oil and natural gas properties	225,000	2	1,203,748	—	—	1,203,750
Shares issued for consulting services	10,000	1	72,899	—	—	72,900
Exercise of stock options	4,167	—	12,500	—	—	12,500
Common stock issued pursuant to termination agreement (net of shares surrendered for taxes)	17,230	—	98,728	—	—	98,728
Vesting of restricted stock units (net of shares surrendered for taxes)	557,617	6	(1,619,238)	—	—	(1,619,232)
Stock-based compensation	—	—	5,012,824	—	—	5,012,824
Net loss for the period (Restated)	—	—	—	(4,579,129)	(625,614)	(5,204,743)
Balance - October 31, 2012 (Restated)	44,329,972	$444	$318,981,413	$(112,839,267)	$3,229,739	$209,372,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Financial Statement Restatement

Triangle Petroleum Corporation (“Triangle,” “we,” “us,” “our,” or the “Company”) is an exploration and production company currently focused on the development of unconventional shale oil and natural gas resources in the Bakken Shale and Three Forks formations in the Williston Basin of North Dakota and Montana.

At October 31, 2013, we owned an 83.33% interest in RockPile Energy Services LLC, a Delaware limited liability company (“RockPile”), which is a hydraulic pressure pumping company focused on the Williston Basin of North Dakota and Montana.  RockPile was formed in June of 2011 and commenced field operations in July 2012.

In connection with the preparation of our fiscal 2013 annual report, our management and the Audit Committee of our Board of Directors determined that the calculation we had prepared in the third quarter of fiscal 2013 to determine deferral of pressure pumping income did not meet the technical requirements of Regulation S-X Rule 4-10 of the Securities and Exchange Commission.  The Company had correctly eliminated intercompany revenues and intercompany income from pressure pumping, but did not eliminate approximately $1.8 million in other pressure pumping income on services billed to third parties in accordance with S-X Rule 4-10(c)(6)(iv).  That provision in the SEC’s Full Cost Accounting Method does not allow recognition of income from services performed in connection with wells we operate.

The Company has restated the Condensed Consolidated Financial Statements for the period ended October 31, 2012 to reflect the change in calculation of the Company’s service income that is deferred as a reduction in our well costs.  The principle effect of the restatement is a $1,787,265 decrease in pressure pumping revenue and a $101,831 decrease in other revenue in the three and nine months ended October 31, 2012.

In this Form 10 - Q/A, the Company is restating the Condensed Consolidated Financial Statements for the three and nine months ended October 31, 2012. The effect of the restatement on Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows are as follows:

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2012		October 31, 2012
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Pressure-pumping services revenue	$12,530,558	$10,743,293	$15,125,110	$13,337,845
Other revenue	$215,791	$113,960	$440,432	$338,601
Total Revenue	$23,189,404	$21,300,308	$38,688,210	$36,799,114

INCOME (LOSS) FROM OPERATIONS	$1,271,599	$(617,496)	$(3,326,391)	$(5,215,486)

NET INCOME (LOSS) BEFORE INCOME TAXES	$1,217,437	$(671,658)	$(3,315,648)	$(5,204,743)

NET INCOME (LOSS)	$1,217,437	$(671,658)	$(3,315,648)	$(5,204,743)
Net (income) loss attributable to noncontrolling interest in subsidiary	$(224,571)	$73,312	$327,731	$625,614
Net income (loss) attributable to common stockholders	$992,866	$(598,346)	$(2,987,917)	$(4,579,129)

Net Income (loss) per common share outstanding - basic	$0.02	$(0.01)	$(0.07)	$(0.10)
Net Income (loss) per common share outstanding - diluted	$0.02	$(0.01)	$(0.07)	$(0.10)

Weighted average common shares outstanding - basic	44,326,947	44,326,947	44,217,660	44,217,660
Weighted average common shares outstanding - diluted	44,465,281	44,326,947	44,217,660	44,217,660

Condensed Consolidated Balance Sheets

	October 31, 2012
	Previously	As
	Reported	Restated
Proved properties	$150,409,697	$148,520,601
Net oil and natural gas properties	$251,057,313	$249,168,217
Total assets	$382,608,439	$380,719,343

Accumulated deficit	$(111,248,055)	$(112,839,267)
Total parent company stockholders’ equity	$207,733,802	$206,142,590
Noncontrolling interest in subsidiary	$3,527,622	$3,229,739
Total stockholders’ equity	$211,261,424	$209,372,329
Total liabilities and stockholders’ equity	$382,608,439	$380,719,343

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	October 31, 2012
	Previously	As
	Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,315,648)	$(5,204,743)
Cash used in operating activities	$(6,998,500)	$(8,887,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and natural gas property expenditures	$(94,525,730)	$(92,636,634)
Cash used in investing activities	$(133,966,937)	$(132,077,841)

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

Significant New Accounting Policy Regarding Service Income Recognition

Under the full cost method of accounting for oil and producing activities, we do not recognize consolidated service income (such as pressure pumping services) for wells that we operate, and we recognize consolidated service income (such as pressure pumping) for non-operated wells to the extent such income exceeds our share of costs incurred and estimated to be incurred in connection with the drilling and completion of a well, for our related property interests acquired within the twelve-month period preceding performance of the service.  To the extent income cannot be recognized currently, we charge such service income against service revenue and credit the well’s capitalized costs.  The deferred income is indirectly recognized later through a lower amortization rate as proved reserves are produced.

Other Significant Accounting Policies

For descriptions of the Company’s other significant accounting policies, please see pages 53 through 55 of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, filed with the SEC on May 18, 2012.

Amortization of oil and natural gas property costs is computed on a closed quarter basis, using the estimated proved reserves as of the end of the quarter. Amortization for the fiscal year is the sum of the four quarterly amortization amounts.

Deferred financing costs include origination, legal, and other fees incurred in connection with TUSA entering into its Credit Facility (as defined below).  See Note 7 — Credit Facility.  Deferred financing costs related to the Credit Facility are amortized to interest expense on a straight-line basis over the respective borrowing term.

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

Our derivative contracts are recorded on the consolidated balance sheets at fair value. The accounting treatment for settlements and the changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge for accounting treatment purposes. We did not choose to apply hedge accounting treatment to any of the contracts we entered into during the periods covered in these condensed consolidated financial statements. Realized and unrealized gains and losses on derivatives that are not designated as hedges are recognized currently in costs and expenses associated with operating income in our consolidated statements of operations. Cash settlements of our derivative contracts are included in cash flows from operating activities in our statements of cash flows. See Note 9 — Commodity Derivative Instruments for additional information regarding our derivative instruments.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparison of financial statements prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”) by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance will not have an impact on Triangle’s financial position or results of operations, but may require enhanced disclosures regarding its derivative instruments in future periods.

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

Asset Retirement Obligations

The following table reflects the change in asset retirement obligations for the periods presented:

	For the nine months ended October 31,
	2012	2011
Balance, beginning of period	$1,623,289	$1,403,697
Liabilities incurred	186,127	31,112
Revision of estimates	147,861	164,176
Sale of assets	(24,073)	—
Liabilities settled	(253,463)	(76)
Accretion	172,653	211,105
Balance, end of period	1,852,394	1,810,014
Less current portion of obligations	(1,448,789)	(1,732,121)
Long-term asset retirement obligations	$403,605	$77,893

The $1,448,789 current liability at October 31, 2012 is for reclamation of frac ponds and abandonment of well bores in Canada.

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

The following table presents selected financial information for Triangle’s operating segments.

	Exploration and Production	Pressure Pumping Services	Eliminations and Other	Consolidated Total
	(Restated)		(Restated)	(Restated)
Three Months Ended October 31, 2012
Revenues
Oil and natural gas sales	$10,443,055	$—	$—	$10,443,055
Pressure-pumping services	—	12,530,558	(1,787,265)	10,743,293
Intersegment revenues	—	11,335,462	(11,335,462)	—
Other	113,960	—	—	113,960
	10,557,015	23,866,020	(13,122,727)	21,300,308
Expenses
Lease operating	2,673,159	—	—	2,673,159
Depletion, depreciation and amortization	3,355,407	1,202,645	(574,504)	3,983,548
Accretion of asset retirement obligations	5,065	—	—	5,065
Pressure-pumping	—	16,276,025	(7,394,912)	8,881,112
General and Administrative:
Stock-based compensation	1,506,635	—	—	1,506,635
Other general and administrative	3,183,104	1,685,181	—	4,868,285
Total operating expenses	10,723,370	19,163,851	(7,969,416)	21,917,804

Income (loss) from operations	(166,355)	4,702,169	(5,153,311)	(617,496)
Other income (expense)	(54,251)	89	—	(54,162)
Net income (loss) before income taxes	$(220,606)	$4,702,258	$(5,153,311)	$(671,658)

Nine Months ended October 31, 2012
Revenues
Oil and natural gas sales	$23,122,668	$—	$—	$23,122,668
Pressure-pumping services	—	15,125,110	(1,787,265)	13,337,845
Intersegment revenues	—	16,859,149	(16,859,149)	—
Other	338,601	—	—	338,601
	23,461,269	31,984,259	(18,646,414)	36,799,114
Expenses
Lease operating	4,601,390	—	—	4,601,390
Depletion, depreciation and amortization	8,525,626	1,621,860	(823,483)	9,324,003
Accretion of asset retirement obligations	172,653	—	—	172,653
Pressure-pumping	—	22,213,332	(11,470,940)	10,742,392
General and Administrative:
Stock-based compensation	4,304,576	—	—	4,304,576
Other general and administrative	7,310,304	5,559,282	—	12,869,586
Total operating expenses	24,914,549	29,394,474	(12,294,423)	42,014,600

Income (loss) from operations	(1,453,280)	2,589,785	(6,351,991)	(5,215,486)
Other income (expense)	2,153	8,590	—	10,743
Net income (loss) before income taxes	$(1,451,127)	$2,598,375	$(6,351,991)	$(5,204,743)

As of October 31, 2012
Total Assets	$350,338,382	$35,566,014	$(5,185,053)	$380,719,343
Other property and equipment - net	$2,339,624	$29,514,740	$—	$31,854,365
Total Liabilities	$160,891,174	$9,835,512	$620,328	$171,347,014

Eliminations and Other

For consolidation, intercompany revenues and expenses are eliminated. Under the full cost method, we deferred recognition of an additional $1,787,265 in pressure pumping service income — charging such service income against service revenue and crediting capitalized costs of the related wells.  The deferred income of $1,787,265 is indirectly recognized later through a lower amortization rate as proved reserves are produced.

4.  Property and Equipment

Property and equipment at October 31, 2012 and January 31, 2012, consisted of the following:

	October 31,	January 31,
	2012	2012
	(Restated)
Oil and gas properties, full cost method:
Unproved properties and properties under development, not being amortized	$112,076,617	$111,716,360
Proved properties	148,520,601	33,172,419
	260,597,218	144,888,779
Less accumulated amortization	(11,429,001)	(3,118,000)
Net carrying value of oil and gas properties	249,168,217	141,770,779
Cost of other property and equipment	33,765,390	1,311,847
Deposits on equipment under construction	—	5,647,576
Less accumulated depreciation and amortization	(1,911,025)	(85,122)
Net property and equipment	$281,022,582	$148,645,080

During the nine months ended October 31, 2012, we acquired oil and natural gas properties and participated in the drilling and/or completion of wells, for total consideration of approximately $118.8 million, which consisted of cash in the amount of $92.6 million ($16.3 million for the acquisition of undeveloped leaseholds), accrued liabilities of $24.3 million and stock consideration of $1.9 million.

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

The 2011 Plan, as amended, authorizes the Company to issue stock options, stock appreciation rights (“SAR”s), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards to any employee, consultant, independent contractor, director or officer of the Company and its subsidiaries.  The maximum number of shares of common stock reserved for issuance under the 2011 Plan was 4,000,000 shares at October 31, 2012 and was increased to 5,900,000 shares subsequent to October 31(See Note 14 — Subsequent Events), subject to adjustment for certain transactions.

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

For the nine months ended October 31, 2012, the Company recorded stock-based compensation related to restricted stock units of $4.3 million in general and administrative expenses.  An additional $0.7 million of stock based compensation was capitalized to oil and natural gas properties.

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

8.  Convertible Note

On July 31, 2012, the Company sold to NGP the $120,000,000  Convertible Note that became convertible after November 16, 2012 into Company common stock at a conversion rate of 1 share per $8.00 of note principal (see Note 14 — Subsequent Events).

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

9.  Commodity Derivative Instruments

Through TUSA, the Company has entered into commodity derivative instruments, as described below. The Company has utilized single-day puts and costless collars to reduce the effect of price changes on a portion of our future oil production.  A collar requires us to pay the counterparty if the settlement price is above the ceiling price and requires the counterparty to pay us if the settlement price is below the floor price. The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts, or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions. The Company does not enter into derivative contracts for speculative purposes.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with one counterparty. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the same underlier with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the derivative activities line on the consolidated statement of operations. The Company’s valuation estimate takes into consideration the counterparties’ credit worthiness, the Company’s credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments.

The Company’s commodity derivative contracts as of October 31, 2012 are summarized below:

Contract Type	Counterparty	Basis (1)	Quantity	Strike Price ($/Bbl)	Term or End Date
Collar	Wells Fargo Bank, N.A.	NYMEX	500 bopd	$87.00 / $103.60	November 1, 2012 - December 31, 2012
Collar	Wells Fargo Bank, N.A.	NYMEX	500 bopd	$87.00 / $103.80	November 1, 2012 - December 31, 2012
Collar	Wells Fargo Bank, N.A.	NYMEX	500 bopd	$85.00 / $104.30	January 1, 2013 - December 31, 2013
Collar	Wells Fargo Bank, N.A.	NYMEX	500 bopd	$80.00 / $101.20	January 1, 2014 - December 31, 2014
Put	Wells Fargo Bank, N.A.	NYMEX	200,000 bbl	$75.00	June 17, 2013
Put	Wells Fargo Bank, N.A.	NYMEX	100,000 bbl	$75.00	June 17, 2013
Put	Wells Fargo Bank, N.A.	NYMEX	100,000 bbl	$75.00	June 17, 2013
Put	Wells Fargo Bank, N.A.	NYMEX	300,000 bbl	$75.00	December 16, 2013
Put	Wells Fargo Bank, N.A.	NYMEX	100,000 bbl	$75.00	December 16, 2013
Put	Wells Fargo Bank, N.A.	NYMEX	100,000 bbl	$75.00	December 16, 2013

(1) NYMEX refers to quoted prices on the New York Mercantile Exchange

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

Underlying Commodity	Location on Balance Sheet	As of October 31, 2012	As of January 31, 2012
Crude oil derivative contract	Current assets	$2,230,323	$—

Crude oil derivative contract	Long-term assets	$3,059,943	$—

The amount of income recognized related to the Company’s derivative financial instruments was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Unrealized gain (loss) on derivative contracts	$1,401,267	$—	$1,401,267	$—
Realized gain (loss) on derivative contracts	—	—	—	—
	$1,401,267	$—	$1,401,267	$—

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

10.  Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosure, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

• Level 1: Quoted prices are available in active markets for identical assets or liabilities;

• Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability;

• Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no significant assets or liabilities that were measured at fair value on a non-recurring basis in periods after initial recognition.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2012 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$5,290,266	$—	$5,290,266

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At October 31, 2012, derivative instruments utilized by the Company consist of both costless collars and single-day puts. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

The Convertible Note (carried at $121,500,000 at October 31, 2012) has an estimated fair value at October 31, 2012 of $130,400,000, based on discounted cash flow analysis and option pricing (Level 3). The excess of fair value over carrying value is largely due to an increase in option value for Triangle common stock’s closing price being $6.39/share at October 31, 2012 compared with $5.59/share when the Convertible Note was issued on July 31, 2012.

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

12.  Supplemental Disclosures of Cash Flow Information

	Nine Months Ended October 31,
	2012	2011
Cash paid during the period for:
Interest expense (including capitalized amounts)	$12,765	$—

Non-cash investing activities:
Additions to oil and natural gas properties through:
Increased accrued liabilities	$24,300,550	$9,839,143
Issuance of common stock	$1,911,999	$11,780,358
Change in asset retirement obligations	$309,916	$—

Non-cash financing activities:
Interest paid in-kind (including capitalized amounts)	1,500,000	—

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

At the 2012 Annual Meeting of the Stockholders , the Company’s stockholders also approved the issuance of shares that would be needed for full conversion of the Convertible Note and full conversion of additions to the principal balance of the note for interest paid-in-kind (see Note 8 — Convertible Note).  The note conversion is not permitted to be settled in cash.

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

Proved Oil and Natural Gas Reserves (Mboe):	At January 31, 2012	At October 31, 2012	Change	% Change
Proved producing	572	3,732	3,160	552%
Proved non-producing	—	292	292	n/a
Proved undeveloped	905	4,254	3,349	370%
Total proved	1,477	8,278	6,801	460%
% being oil reserves	92%	86%

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

The table below summarizes the changes in our proved oil and gas reserves under Canadian rules and guidelines for calculation of proved reserves in accordance with National Instrument 51-101 — Standards of Disclosure for Oil and Gas Activities (“NI 51-101”).  As explained more fully on page 12 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 (filed on SEDAR on May 23, 2012), the Canadian rules and guidelines for calculation of the Company’s proved and probable reserves at January 31, 2012 reported in Form 51-101F1 differ from SEC rules and guidelines.  Proved reserves under Canadian rules and guidelines are presented in two ways — gross (i.e., before deducting royalties) and net (i.e., after deducting royalties).  Such proved reserves at October 31, 2012, reflect the forecasted future changes in oil and gas prices and operating cost rate changes used for estimating proved reserves at January 31, 2012 as set forth in the aforementioned Form 51-101F1 (filed on SEDAR April 16, 2012).   In contrast, under SEC rules our proved reserves in the table above are after royalties and based on oil and gas prices that are an average of historical first-of-the-month prices for the twelve months preceding the date of the proved reserves.

The proved reserve estimates at January 31, 2012 have been derived from the reserve data in our Annual Report filed on Form 10-K/A for the fiscal year ended January 31, 2012 (filed on SEDAR on May 23, 2012).  Our proved reserve estimates at October 31, 2012 were prepared and evaluated by the Company’s aforementioned senior reservoir engineer.

Proved Oil and Natural Gas Reserves (Mboe):	At January 31, 2012	At October 31, 2012	Change	% Change
Gross (before royalties)
Proved producing	687	4,726	4,039	588%
Proved non-producing	—	372	372	n/a
Proved undeveloped	1,125	6,013	4,888	434%
Total proved	1,812	11,111	9,298	513%
% being oil reserves	92%	85%

Net (after royalties)
Proved producing	559	3,808	3,249	581%
Proved non-producing	—	295	295	n/a
Proved undeveloped	895	4,773	3,878	433%
Total proved	1,454	8,876	7,422	510%
% being oil reserves	92%	85%

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

Information Regarding Disclosure of Oil and Natural Gas Reserves. Except for certain disclosures in Note 15 to the accompanying company condensed consolidated financial statements, any  references in this Quarterly Report to proved oil and natural gas reserves and future net revenue of such proved reserves have been determined in accordance with SEC guidelines and the United States Financial Accounting Standards Board (the “U.S. Rules”) and not in accordance with NI 51-101. The practice of preparing production and reserve quantities data under NI 51-101 differs from the U.S. Rules. The primary differences between the two reporting requirements include, but are not limited to, the following: (i) NI 51-101 requires disclosure of proved and probable reserves; the U.S. Rules usually require disclosure of only proved reserves; (ii) NI 51-101 requires the use of forecast prices in the estimation of reserves; the U.S. Rules require the use of twelve-month average historical prices which are held constant; (iii) NI 51-101 requires disclosure of reserves on a gross (before royalties) and net (after royalties) basis; the U.S Rules require disclosure on a net (after royalties) basis; (iv) NI 51-101 requires disclosure of production on a gross (before royalties) basis; the U.S. Rules require disclosure on a net (after royalties) basis; and (v) NI 51-101 requires that reserves and other data be reported on a more granular product type basis than required by the U.S. Rules.  The reserves data and other oil and natural gas information for the Company prepared in accordance with NI 51-101 can be found for viewing by electronic means in the Company’s Form 51-101F1 — Statements of Reserves Data and Other Oil and Gas Information under the Company’s profile on SEDAR at www.sedar.com.

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

Results of Operations for the Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011

For the fiscal quarter ended October 31, 2012, we recorded a net loss attributable to common stockholders of $598,346 ($0.01 loss per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $2,110,188 ($0.05 per share of common stock, basic and diluted) for the fiscal quarter ended October 31, 2011.

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

	Three months ended October 31,
	2012	2011
U.S. oil and natural gas operations
Oil sold (barrels)	118,287	39,636
Average oil price per barrel	$86.25	$85.35
Oil revenue	$10,202,076	$3,382,804
Natural gas sold (mcf)	47,277	10,591
Average gas price per mcf	$4.06	$6.36
Natural gas revenue	$191,950	$67,331
Natural gas liquids sold (gallons)	67,896	7,832
Average gas liquids price per gallon	$0.72	$1.58
Natural gas liquids revenue	$49,029	$12,336
Total oil and natural gas revenues	$10,443,055	$3,462,471
Less production taxes	(1,202,312)	(407,039)
Less lease operating expense (excluding production taxes)	(1,437,817)	(116,848)
Less oil and natural gas amortization expense	(3,300,000)	(1,222,000)
Less accretion of asset retirement obligations	(5,065)	(2,774)
Income from U.S. oil and natural gas production	4,497,861	1,713,810
Gross profit from pressure pumping services	1,261,239	—
Other revenues	113,960	—
Income from U.S. operations	5,873,060	1,713,810

Canadian oil and natural gas operations
Lease operating expense	(33,030)	(51,259)
Accretion of asset retirement obligations	—	(68,012)
Loss from Canadian oil and natural gas operations	(33,030)	(119,271)
Income from operations	5,840,030	1,594,539
U.S. and Canadian other income (expense)
Gain on derivative activities	1,401,267	—
Other income (expense)	(25,278)	102,774
Interest expense	(1,430,151)	—
Foreign exchange gain (loss)	—	(8,862)
Less depreciation of furniture and equipment	(82,607)	(9,817)
Less general and administrative expenses	(6,374,919)	(3,817,758)
Net income (loss)	$(671,658)	$(2,139,124)
Total U.S. barrels of oil equivalent (“boe”) sold	127,783	41,588
U.S. oil and natural gas revenue per boe sold	$81.72	$83.26
U.S. production tax per boe sold	$9.41	$9.79
U.S. other lease operating expense per boe sold	$11.25	$2.81
U.S. amortization expense per boe sold	$25.83	$29.38

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

During the third quarter, RockPile completed 183 stages on six wells operated by Triangle and one well operated by a third-party customer resulting in total revenue of $23,866,020 and gross profit of $6,414,550.  Because we consolidate RockPile’s results, we are required to eliminate intercompany revenue of $11,335,462 and intercompany cost of sales of $7,969,416 related to our working interest in the wells on which services were performed.  The $3,366,046 of eliminated gross profit was credited against our capitalized well costs. In addition, we credited $1,787,265 of pressure pumping income against our capitalized well costs as explained in Note 1 — Financial Statement Restatement to the condensed consolidated financial statements in this quarterly report filed on Form 10-Q/A.   After intercompany eliminations and the $1,787,265 credit, pressure pumping revenue for the third quarter was $10,743,293 with gross profit of $1,261,238.

Other

Other services revenue of $25,278 for the three months ended October 31, 2012 consists primarily of drilling overhead income, interest income and North Dakota lodging facility rental income.  Gain on derivative activities of $1,401,267 is the unrealized gain on our costless collars and single-day puts.  Interest expense of $1,430,151 for the three months ended October 31, 2012 is primarily related to our convertible note with NGP.  A small part of the interest expense is the amortization of the capitalized loan costs included within long-term assets.

General and Administrative Expenses

The following table summarizes changes in general and administrative expenses for the quarterly period ended October 31, 2012 from the quarterly period ended October 31, 2011:

	2012	2011	Increase (Decrease)
Stock-based compensation	$1,506,635	$1,998,586	$(491,951)
Salaries, benefits and consulting fees	1,419,816	870,976	548,840
Office rent and other office costs	531,414	329,217	202,197
Professional fees	1,077,965	281,656	796,309
Public company costs	153,909	166,670	(12,761)
	4,689,739	3,647,105	1,042,634
RockPile general and administrative expense	1,685,181	170,653	1,514,528
Total general and administrative expense	$6,374,920	$3,817,758	$2,557,162

General and administrative expenses (excluding RockPile) of $4,689,739 for the three months ended October 31, 2012 increased from $3,647,105 for the same period in the prior fiscal year.  The increase is primarily attributable to the increased number of employees and increased legal fees.  The increased legal fees include approximately $535,000 attributable to the organization of the newly formed Caliber Midstream entities (see Note 5 — Investment in Unconsolidated Affiliate).  The substantial increase in RockPile’s general and administrative expense is due to RockPile being newly formed a year ago and commencing operations in July 2012.

Results of Operations for the Nine Months Ended October 31, 2012 Compared to the Nine Months Ended October 31, 2011

For the nine months ended October 31, 2012, we recorded a a net loss attributable to common stockholders of $4,579,129 ($0.10 per share of common stock, basic and diluted) as compared to a net loss attributable to common stockholders of $9,309,984 ($0.23 per share of common stock, basic and diluted) for the nine months ended October 31, 2011.

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

	Nine months ended October 31,
	2012	2011
U.S. oil and natural gas operations
Oil sold (barrels)	268,139	51,758
Average oil price per barrel	$83.23	$86.85
Oil revenue	$22,317,576	$4,494,953
Natural gas sold (mcf)	142,293	10,591
Average gas price per mcf	$4.79	$6.36
Natural gas revenue	$681,612	$67,331
Natural gas liquids sold (gallons)	138,114	20,354
Average gas liquids price per gallon	$0.89	$1.89
Natural gas liquids revenue	$123,480	$38,455
Total oil and gas revenues	$23,122,668	$4,600,739
Less production taxes	(2,630,989)	(535,439)
Less lease operating expense (excluding production taxes)	(1,920,711)	(276,605)
Less oil and natural gas amortization expense	(8,311,001)	(1,521,761)
Less accretion of asset retirement obligations	(10,271)	(6,451)
Income from U.S. oil and natural gas operations	10,249,696	2,260,483
Gross profit from pressure pumping services	1,824,275	—
Other revenues	338,601	—
Income from U.S. operations	12,412,572	2,260,483

Canadian oil and natural gas operations
Lease operating expense	(49,690)	(624,217)
Accretion of asset retirement obligations	(162,382)	(204,654)
Loss from Canadian oil and natural gas operations	(212,072)	(828,871)
Income from operations	12,200,500	1,431,612
U.S. and Canadian other income (expense)
Gain on derivative activities	1,401,267	—
Other income	81,501	297,011
Interest expense	(1,472,025)	—
Foreign exchange gain (loss)	—	(10,928)
Less depreciation of furniture and equipment	(241,825)	(52,041)
Less general and administrative expenses	(17,174,162)	(11,004,574)
Net loss	$(5,204,744)	$(9,338,920)
Total U.S. barrels of oil equivalent (“boe”) sold	295,143	54,008
U.S. oil and natural gas revenue per boe sold	$78.34	$85.19
U.S. production tax per boe sold	$8.91	$9.91
U.S.other lease operating expense per boe sold	$6.51	$5.12
U.S. amortization expense per boe sold	$28.16	$28.18

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

Pressure Pumping

During the nine months ended October 31, 2012, RockPile completed 238 stages on seven wells operated by us and one well operated by a third-party customer resulting in total revenue of $31,984,259 and gross profit of $8,176,266.  Because we consolidate RockPile’s results, we are required to eliminate intercompany revenue of $16,859,149 and intercompany cost of sales of $12,294,423 related to our working interest in the wells on which services were performed.  The $4,564,726 of eliminated gross profit was credited against our capitalized well costs.  In addition, we credited $1,787,265 of pressure pumping income against our capitalized well costs as explained in Note 1 — Financial Statement Restatement to the condensed consolidated financial statements in this quarterly report filed on Form 10-Q/A.   After intercompany eliminations and the $1,787,265 credit, pressure,  pressure pumping revenue for the nine months ended October 31, 2012 was $13,337,845 with gross profit of $1,824,275.

Other

Gain on derivative activities of $1,401,267 is the unrealized income on our costless collars and single-day puts.  Interest expense of $1,472,025 for the nine months ended October 31, 2012 is primarily related to our Convertible Note with NGP.  A small part of the interest expense is the amortization of the capitalized loan costs included within long-term assets.

General and Administrative Expenses

The following table summarizes changes in general and administrative expenses for the nine months ended October 31, 2012 from the nine months ended October 31, 2011:

	October 31, 2012	October 31, 2011	Increase (Decrease)
Stock-based compensation	$4,304,576	$5,556,377	$(1,251,801)
Salaries, benefits and consulting fees	3,901,839	2,411,335	1,490,504
Office rent and other office costs	1,261,109	1,019,001	242,108
Professional fees	1,874,019	1,356,313	517,706
Public company costs	273,337	490,895	(217,558)
	11,614,880	10,833,921	780,959
RockPile general and administrative expense	5,559,283	170,653	5,388,630
Total general and administrative expense	$17,174,163	$11,004,574	$6,169,589

General and administrative expenses (excluding RockPile) of $11,614,881 for the nine months ended October 31, 2012 increased from that of $10,833,921 for the same period in the prior fiscal year.  The increase is primarily attributable to the increased number of employees and increased legal fees.  The increased legal fees include approximately $535,000 attributable to the organization of the newly formed Caliber Midstream entities (see Note 5 — Investment in Unconsolidated Affiliate).  The substantial increase in RockPile’s general and administrative expense is due to RockPile being newly formed a year ago and subsequently incurring significant general and administrative expenses to commence operations in July 2012.

Analysis of Changes in Cash Flows

Net Cash Provided by Operating Activities

Cash flows used in operating activities was $8.9 million for the nine months ended October 31, 2012.  Cash flows used in operating activities was $8.2 million for the nine months ended October 31, 2011.  The $0.7 million increase in cash used in operating activities is primarily attributable to the following: (a) an $22.5 million net increase in cash received from oil and natural gas sales revenue, less (b) a $9.8 million net increase in trade receivables net of the $13.2 million received or receivable for RockPile’s revenue from third parties and less (c) a $6.6 million net increase in cash used for general and administrative expenses, and less (d) a $2.7 million net increase in cash used for production taxes and other lease operating expenses, and less (e) a $0.8 million net decrease in other changes in accounts payable net of the $10.7 million in pressure pumping expenses paid or payable, and less (f) $2.2 million paid for inventory, prepaid deposits and current asset retirement obligations and less (g) $1.1 million in other cash uses.

Net Cash Used in Investing Activities

For the nine months ended October 31, 2012, investing activities used $132.1 million in cash as compared to $90.5 million used in the nine months ended October 31, 2011.  The $41.6 increase in cash used in investing activities is primarily attributable to the following:  (a) $7.8 million increase in cash used for the drilling and completion of oil and natural gas properties, (b) approximately $21 million increase in purchase of RockPile equipment and facilities, (c) $12.0 million increase in cash used for the investment in Caliber, (d) $3.9 million increase in cash used for the purchase of derivative contracts, and (e) $3.2 million increase in cash from the sale of oil and natural gas properties.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended October 31, 2012 totaled $117.2 million.  The cash in-flow was primarily a result of proceeds from the $120 million Convertible Note (see Note 8 — Convertible Note under Item 1 in this Quarterly Report).

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

See Note 9 — Commodity Derivative Instruments to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional details of our derivative financial instruments. See Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, for a presentation of our oil derivative contracts as of October 31, 2012.

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

Accounting for the Convertible Note

Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report discloses that, under ASC Subtopic 815-15 Derivatives and Hedging — Embedded Derivatives and ASC Subtopic 470-20 Debt with Conversion and Other Options, Triangle’s $120,000,000 Convertible Note issued on July 31, 2012 is not bifurcated and is accounted for as, or like, a stock-based conventional convertible debt since the Note’s inception.

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

Contract Type	Quantity	Strike Price	Term or End Date
Collar	500 bopd	$87.00 / $103.60	November 1, 2012 - December 31, 2012
Collar	500 bopd	$87.00 / $103.80	November 1, 2012 - December 31, 2012
Collar	500 bopd	$85.00 / $104.30	January 1, 2013 - December 31, 2013
Collar	500 bopd	$80.00 / $101.20	January 1, 2014 - December 31, 2014
Put	200,000 bbl	$75.00	June 17, 2013
Put	300,000 bbl	$75.00	December 16, 2013
Put	100,000 bbl	$75.00	June 17, 2013
Put	100,000 bbl	$75.00	June 17, 2013
Put	100,000 bbl	$75.00	December 16, 2013
Put	100,000 bbl	$75.00	December 16, 2013

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

ITEM 4.  CONTROLS AND PROCEDURES

Background of Restatement

The Company accounts for its oil and natural gas activities using the full-cost accounting rules of Regulation S-X Rule 4-10 of the Securities and Exchange Commission (“SEC”). Pursuant to recognition exception rules set forth in subsection (6)(iv) of the SEC’s Full Cost Accounting Method in Regulation S-X Rule 4-10(c), we cannot recognize any consolidated service income, such as pressure pumping, for a well we operate, even for the portion of such services that is paid by third parties with interests in the well.  To the extent income cannot be recognized, we charge such service income against service revenue and credit the well’s capitalized costs.  Management discovered errors in which approximately $1.8 million of pressure pumping income relating to third-parties’ interests in wells we operated was recognized in the financial statements filed with the Company’s Form 10-Q for the quarterly period ended October 31, 2012.  Such recognition was a material accounting error, and necessitated restatement of the Company’s Form 10-Q for the quarter ended October 31, 2012, to apply such income as a reduction in our share of the well costs.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The Company’s control over the accounting for service income was not designed to consider all of the relevant accounting literature applicable to service income, including considerations described in the SEC’s Regulation S-X Rule 4-10(c)(6)(iv).  This control deficiency resulted in a material misstatement of the pressure pumping income and related balance sheet accounts and in the restatement of the Company’s condensed account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  As a result, management has concluded that the control deficiency, solely related to the recognition of pressure pumping income, constitutes a material weakness.

Plan of Remediation of Material Weakness

Management has taken steps to remediate the material weakness, including updating its accounting policies for pressure-pumping income and similar income from services performed in connection with properties in which Triangle or an affiliate holds an economic interest.  The Company will implement an additional review procedure with regard to the application of US GAAP for any new business or service line.

Triangle’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over service income have been operating effectively for an adequate period of time.  Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures as of April 30, 2013. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, as of October 31, 2012, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) in connection with the Company’s filing of its third quarter Form 10-Q on December 10, 2012. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

However, as described above, the Company recently determined that a material weakness existed in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) and as a result, the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have since concluded that the Company’s disclosure controls and procedures were not effective at October 31, 2012.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the three months ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We use derivatives for a portion of our crude oil production to reduce exposure to adverse fluctuations in prices of crude oil and to achieve a more predictable cash flow. These arrangements expose us to the risk of financial loss in some circumstances, including when sales are different than expected, the counter-party to the derivative contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the derivative agreement and actual prices that we receive.   These risks may be exacerbated by the fact that the Company’s derivative contracts are currently with one counterparty.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
	(1)	(2)	(3)	(3)
August 1 - August 31, 2012	5,770	$5.65	—	—
September 1 - September 30, 2012	3,344	$7.33	—	—
October 1 - October 31, 2012	—	$—	—	—
Total	9,114	$6.63	—	—

(1)Shares of common stock surrendered by certain employees to the Company in satisfaction of their tax liability upon the vesting of their restricted stock units, as permitted by the Company’s 2011 Omnibus Incentive Plan.  The number of shares of common stock actually issued to such employees upon the vesting of their restricted stock units was net of the shares surrendered in satisfaction of their tax liability.

(2)No commission was paid in connection with the surrender of common stock.

(3)These sections are not applicable as the Company has no publicly announced stock repurchase plans.

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

TRIANGLE PETROLEUM CORPORATION

Date: April 26, 2013	By:	/s/ JONATHAN SAMUELS
	Name:	Jonathan Samuels
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2013	By:	/s/ JUSTIN BLIFFEN
	Name:	Justin Bliffen
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2013	By:	/s/ JOSEPH FEITEN
	Name:	Joseph Feiten
	Title:	Principal Accounting Officer