Form 10-K/A
period 2013-01-31
Triangle Petroleum Corp
filed 2013-05-31
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION

FORM 10-K/A FOR THE FISCAL YEAR ENDED JANUARY 31, 2013

EXPLANATORY NOTE

Triangle Petroleum Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Triangle,” “we,” “us,” “our” or the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended January 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2013 (the “Original Filing”).

This Amendment amends Part III of the Original Filing to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated into the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We no longer intend to file our definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Annual Report has been deleted.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to May 1, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names	Ages	Titles
Peter Hill	66	Chairman of the Board
Jonathan Samuels	34	President, Chief Executive Officer, Director
F. Gardner Parker (1)(2)	71	Director
Gus Halas (1)(2)	62	Director
Randal Matkaluk (1)(2)	55	Director
Roy Aneed (1)	34	Director
Justin Bliffen	37	Chief Financial Officer
Joseph B. Feiten	61	Principal Accounting Officer

(1)         Independent Director, Member of Compensation Committee, Member of Nominating and Corporate Governance Committee

(2)         Member of Audit Committee

Directors elected at the annual meeting of stockholders hold office until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until the director’s earlier resignation or removal. Currently there are six seats on our board of directors.

Officers are appointed by our board of directors and serve until their successors are appointed by our board of directors. Biographical resumes of each director and executive officer are set forth below.

Dr. Peter Hill has been a director since November 2009 and Chairman of the Board since April 2012.  From April 2012 to February 2013, Dr. Hill served as Executive Chairman, having served previously as Chief Executive Officer of the Company since November 2009 and as President of the Company from November 2009 until July 2011. Dr. Hill has 40 years of experience in the international oil and natural gas industry. He commenced his career in 1972 and spent 22 years in senior positions at British Petroleum including Chief Geologist, Chief of Staff for BP Exploration, President of BP Venezuela and Regional Director for Central and South America. Dr. Hill then worked as Vice President of Exploration at Ranger Oil Ltd. in England (1994-1995), Managing Director Exploration and Production at Deminex GMBH Oil in Germany (1995-1997), Technical Director/Chief Operating Officer at Hardy Oil & Gas plc (1998- 2000), President and Chief Executive Officer at Harvest Natural Resources, Inc. (2000-2005), Director/Chairman at Austral Pacific Energy Ltd. (2006-2008), independent advisor to Palo Alto Investors (January 2008 to December 2009) and Non-Executive Chairman at Toreador Resources Corporation (January 2009 to April 2011). Dr. Hill was appointed to the board of directors of Midstates Petroleum Company, Inc. in April 2013. Dr. Hill has a B.Sc. (Honors) in Geology and a Ph.D. Dr. Hill’s qualifications to sit on the Board of Directors include significant public company governance experience, significant experience as an exploration geologist and over 20 years of general management experience.

Jonathan Samuels has been a director since December 2009. In April 2012, Mr. Samuels was appointed Chief Executive Officer of the Company, having served previously as Chief Financial Officer since December 2009, and continues to also serve as President of the Company, a position to which he was appointed in May 2011. Prior to joining us, Mr. Samuels was an investment professional responsible for research and investment sourcing in the energy sector at Palo Alto Investors, a hedge fund founded in 1989. Mr. Samuels worked for five years at California-based Palo Alto Investors. Mr. Samuels received his B.A. from the University of California and his M.B.A. from the Wharton School. He also has a Certified Financial Analyst designation. Mr. Samuels’ qualifications to sit on the Board of Directors include significant capital markets experience and significant experience investing in public companies.

F. Gardner Parker has been a director since November 2009, and served as Chairman of the Board of Directors from November 2009 until April 2012. From 1970 to 1984, Mr. Parker worked at Ernst & Ernst (now Ernst & Young LLP), an accounting firm, and was a partner at that firm from 1978 to 1984. Mr. Parker served as Managing Outside Trust Manager with Camden Property Trust, a real estate investment trust, from 1998 to 2005 and still serves as a Trust Manager of Camden Property Trust. He has also served as a director of Carrizo Oil & Gas, Inc. (CRZO) since 2000. Mr. Parker also serves on the board of Hercules Offshore, Inc. (HERO) and serves as the Chairman of the board of Sharps Compliance Corp. (SMED). He is a graduate of The University of Texas and is a C.P.A. in Texas. Mr. Parker is board certified by the National Association of Corporate Directors (the “NACD”) and is also an NACD Board Leadership Fellow. Mr. Parker’s qualifications to sit on the Board of Directors include significant public company governance and audit experience.

Gus Halas has been a director since October 2011. Mr. Halas has been Chief Executive Officer and President of Central Garden & Pet Company since April 2011. Mr. Halas was Chief Executive Officer and President of T-3 Energy Services, Inc. from May 2003 to March 2009 and also served as Chairman of the Board of Directors from March 2004 to March 2009. From August 2001 to April 2003, Mr. Halas served as Chief Executive Officer and President of Clore Automotive, Inc. From January 2001 to May 2001, Mr. Halas served as Chief Executive Officer and President of Marley Cooling Tower of United Dominion Industries Limited. From January 1999 to August 2000, Mr. Halas served as the President of Ingersoll Dresser’s Pump Services Group. Mr. Halas also held leadership positions at Sulzer Industries, Inc. from 1986 to 1999 and was a director of Aquilex Corporation from June 2007 to July 2011. Mr. Halas has been a member of the advisory board of White Deer Energy since August 2009, and he was appointed as a director of Hooper Holmes, Inc. in April 2013. Mr. Halas received his B.S. in Physics and Economics from Virginia Tech University. Mr. Halas’ qualifications to sit on the Board of Directors include his extensive executive management experience and background in the energy industry.

Randal Matkaluk has been a director since August 2007. Since February 2010, Mr. Matkaluk has been the Chief Financial Officer of Capio Exploration Ltd., a private oil and natural gas exploration and development company. From November 2008 to November 2009, Mr. Matkaluk was the Chief Financial Officer and Corporate Secretary of Vigilant Exploration Inc., a private oil and natural gas exploration company that was acquired by Tourmaline Oil Corp. in November 2009. From March 2006 to October 2008, Mr. Matkaluk was an independent businessman. Mr. Matkaluk has been a director and officer of Virtutone Networks Inc. (formerly Sawhill Capital Ltd.) since October 2005, and a director of Euromax Resources Ltd. since September 2010. Between January 2003 and February 2006, Mr. Matkaluk was the co-founder and Chief Financial Officer of Relentless Energy Corporation, a private oil and natural gas exploration company. Between June 2001 and December 2002, Mr. Matkaluk was the Chief Financial Officer of Antrim Energy Inc., a public international oil and natural gas exploration company listed on the TSX Exchange. Mr. Matkaluk also worked for Gopher Oil and Gas Company from May 1997 to October 1998 and Cube Energy Corp. from January 1984 to April 1997. Mr. Matkaluk has been a Chartered Accountant since 1983. Mr. Matkaluk received his Bachelor’s Degree in Commerce in 1980 from the University of Calgary. Mr. Matkaluk’s qualifications to sit on the Board of Directors include significant public company governance and audit experience.

Roy A. Aneed has been a director since July 2012. Mr. Aneed has been employed by NGP Energy Capital Management, L.L.C. (“NGP ECM”) since June 2007. NGP ECM’s principal business is serving as the management company of the Natural Gas Partners family of funds. The Natural Gas Partners funds provide capital to companies involved in the oil and gas industry. Mr. Aneed is currently a Principal of Natural Gas Partners. He is involved in deal sourcing and execution as well as the monitoring of various portfolio companies. Prior to joining Natural Gas Partners, from 2003 to 2007, Mr. Aneed worked as a Senior Associate at Graham Partners, Inc., a middle market buyout fund based outside of Philadelphia, Pennsylvania focused on U.S. manufacturing companies. Prior to 2003, Mr. Aneed was an analyst with the Investment Banking division of Citigroup in New York. In 2001, Mr. Aneed received a B.S. in Economics from the Wharton School of Finance at the University of Pennsylvania with concentrations in Finance and Management as well as a minor in European History. Mr. Aneed’s qualifications to sit on the Board of Directors include significant financial and transactional background in the energy industry.

Justin Bliffen was appointed Chief Financial Officer of the Company in February 2013, having previously served as VP of Finance and EVP of Finance of the Company, sequentially, beginning in March 2011. Since joining the Company, Mr. Bliffen has been instrumental to the Company’s corporate finance, budgeting, strategic, and capital markets initiatives. Prior to joining the Company, Mr. Bliffen served as an Associate and Vice President energy derivatives trader at Goldman Sachs from August 2008 to February 2011. Prior to joining Goldman Sachs, Mr. Bliffen served for eight years as a United States Naval Officer and six years as a Navy SEAL. Mr. Bliffen received his B.S. in Systems Engineering from the United States Naval Academy and his M.B.A. with a Major in Finance from the Wharton School.

Joseph B. Feiten has served as our Principal Accounting Officer since November 2011 and served as our Chief Financial Officer from April 2012 to February 2013. Prior to joining the Company, he served as Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of American Oil & Gas Inc. from June 2006 to December 2010, when American was acquired by Hess Corporation. A Certified Public Accountant for the past 39 years, Mr. Feiten served as Chief Financial Officer of the publicly traded Tipperary Corporation from June 2002 until its acquisition by Santos, Ltd in October 2005. For the four months immediately following the acquisition, Mr. Feiten was employed by Santos USA, as Vice President of Accounting of Tipperary Corporation to assist in the transition of Tipperary operations to subsidiaries of Santos, Ltd. He also provided accounting consulting services to American Oil & Gas Inc. from April 2006 to May 2006, and from January 2011 until July 2011. From June 1974 through May 2000, Mr. Feiten was a CPA with PricewaterhouseCoopers, serving 18 of his last 20 years there as a national or global director in its energy and mining program. Mr. Feiten holds a B.S.B.A. in accounting and an M.B.A. from the University of Denver. He co-authored the 4th (1996) and 5th (2000) editions of Petroleum Accounting Principles, Procedures, & Issues, a leading reference book on U.S. financial accounting rules for the exploration, development and production of oil and natural gas.

Composition of the Board of Directors

Our Board of Directors currently consists of six members, including our Chairman and our Chief Executive Officer. We have four directors that qualify as independent directors under the corporate governance standards of the NYSE MKT and the independence requirements of Rule 10A-3 of the Exchange Act.

Board of Directors Leadership Structure

Our Board of Directors understands that there is no single, generally accepted approach to providing board leadership and that given the dynamic and competitive environment in which we operate, the right board leadership structure may vary as circumstances warrant. To this end, our Board of Directors has no policy mandating the combination or separation of the roles of Chairman and Chief Executive Officer and believes the matter should be discussed and considered from time to time as circumstances change. We currently have a separate Chairman and Chief Executive Officer. This leadership structure is appropriate for us at this time as it permits our Chief Executive Officer to focus on management of our day-to-day operations, while allowing our Chairman to lead our Board of Directors in its fundamental role of overseeing, and providing advice and guidance to, our management.

Board of Directors Oversight of Risk Management

Our entire Board of Directors oversees our risk management process. The process involves a company-wide approach to risk management, carried out by management. Our entire Board of Directors determines appropriate risks for us generally, assesses the specific risks faced by our Company, and reviews the steps taken by management to manage those risks.

While the entire Board of Directors maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our Compensation Committee believes that the Company’s executive compensation program does not encourage excessive risk or unnecessary risk taking. Our Audit Committee oversees management of enterprise risks, as well as financial risks, and is also responsible for overseeing potential conflicts of interests. Pursuant to the Board of Directors’ instruction, management regularly reports on applicable risks to the relevant committee or the entire Board of Directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the Board of Directors and its committees.

Meetings

During fiscal year 2013, the Board of Directors held nine meetings. All of the members of the Board of Directors attended at least 75% of the total number of meetings of the Board of Directors. The Board of Directors also approved certain actions by unanimous written consent during fiscal year 2013. A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors consent in writing to the action.

Board of Directors Committees

The Board of Directors currently has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Members serve on these committees until their respective resignations or until otherwise determined by our Board of Directors. Our Board of Directors may, from time to time, establish other committees. Each standing committee operates under a written charter adopted by the Board. The charters are posted on our website at www.trianglepetroleum.com and are available in print to any stockholder upon request.

Audit Committee

The Audit Committee is currently comprised of three directors, Messrs. Randal Matkaluk, F. Gardner Parker and Gus Halas, with Mr. Matkaluk elected as Chairman of the committee. Our Board of Directors has determined that all members of the Audit Committee satisfy the requirements to serve as “independent” directors, as those requirements have been defined by Rule 10A-3 of the Exchange Act and the NYSE MKT. The Board of Directors has determined that Mr. Matkaluk, who is a Chartered Accountant having over 30 years of financial experience, qualifies as an “Audit Committee financial expert” as such term is defined by the SEC in Item 407 of Regulation S-K. During 2013 fiscal year, the Audit Committee met four times and each of its members attended at least 75% of the meetings.

The Audit Committee is appointed by our Board of Directors to assist the Board of Directors in overseeing (1) the quality and integrity of our financial statements; (2) the independent auditor’s qualifications and independence; (3) the performance of our independent auditor; and (4) our compliance with legal and regulatory requirements. The authority and responsibilities of the Audit Committee are set forth in a written Audit Committee charter adopted by the Board of Directors. The charter grants to the Audit Committee sole responsibility for the appointment, compensation and evaluation of our independent auditor, and for establishing the terms of such engagements. The Audit Committee has the authority to retain the services of independent legal, accounting or other advisors as the Audit Committee deems necessary, with appropriate funding available from us, as determined by the Audit Committee, for such services. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board of Directors for approval.

Report of the Audit Committee

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company’s fiscal year ended January 31, 2013, the Audit Committee:

•                  Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended January 31, 2013 with management and KPMG LLP, the Company’s independent auditor;

•                  Discussed with management and KPMG LLP the adequacy of the system of internal controls;

•                  Discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, relating to the conduct of the audit; and

•                  Received the written disclosures and the letter from KPMG LLP regarding its independence as required by the applicable requirements of the Public Company Accounting Oversight Board in Rule 3200T and discussed with KPMG LLP its independence.

The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate. In addition, the Audit Committee’s meetings included executive sessions with the Company’s independent auditor and the Company’s accounting and reporting staff, in each case outside the presence of the Company’s management.

In performing these functions, the Audit Committee acts only in an oversight capacity. In its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent auditor, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to accounting principles generally accepted in the United States of America.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and KPMG LLP, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2013 for filing with the SEC.

Audit Committee:

Randal Matkaluk, Chairman

Gus Halas

F. Gardner Parker

Audit Committee Pre-Approval Policy

Pursuant to the terms of the charter of the Audit Committee, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent auditor. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent auditor in order to ensure that the provisions of such services does not impair the auditor’s independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to Company management the Audit Committee responsibilities to pre-approve services performed by the independent auditor.

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the Audit Committee regarding the specific service to be provided pursuant to a given pre-approval of the Audit Committee. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Company’s Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. All of the services described in this report in Item 14, Principal Accountant Fees and Services, were approved by the Audit Committee.

Compensation Committee

The Compensation Committee is currently comprised of four directors, Messrs. Randal Matkaluk, F. Gardner Parker, Gus Halas, and Roy Aneed, with Mr. Halas elected as Chairman of the committee. Our Board of Directors has determined that all of the members of the Compensation Committee satisfy the requirements to serve as “independent” directors, as those requirements have been defined by the NYSE MKT, are “non-employee” directors as defined in Rule 16b-3(b)(3) under the Exchange Act and “outside” directors within the meaning of Section 162(m)(4)(c)(i) of the Internal Revenue Code of 1986, as amended (the “Code”). During the 2013 fiscal year, the Compensation Committee met five times and each of its members attended at least 75% of the meetings, with the exception of Mr. Aneed who was unable to attend one of the two meetings held in fiscal year 2013 following his appointment to the Committee on November 16, 2012.  The Compensation Committee also approved certain actions by unanimous written consent during fiscal year

2013.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of four directors, Messrs. Randal Matkaluk, F. Gardner Parker, Gus Halas, and Roy Aneed, with Mr. Parker elected as Chairman of the committee. Our Board of Directors has determined that all members of the Nominating and Corporate Governance Committee satisfy the requirements to serve as “independent” directors, as those requirements have been defined by the NYSE MKT. During fiscal year 2013, the Nominating and Corporate Governance Committee met once, and each of its members attended that meeting.  The Nominating and Corporate Governance Committee also approved certain actions by unanimous written consent during fiscal year 2013.

The Nominating and Corporate Governance Committee is responsible for identifying, screening and recommending to the Board of Directors candidates for Board of Director membership; advising the Board of Directors with respect to the corporate governance principles applicable to us; and overseeing the evaluation of the Board of Directors and management.

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

•                  a willingness and ability to devote adequate time and resources to diligently perform board and committee duties; and

•                  the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Nominating and Corporate Governance Committee will also take into account the following factors when considering whether to nominate a potential director candidate:

•                  whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

•                  whether the person’s nomination and election would enable the Board of Directors to have a member that qualifies as an “Audit Committee financial expert” as such term is defined by the SEC in Item 407 of Regulation S-K;

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

•                  the recommendation shall also contain a statement from the recommending stockholder in support of the candidate; professional references, particularly those relevant to board membership, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like; and

•                  a statement from the stockholder nominee indicating that such nominee wants to serve on the Board of Directors and could be considered “independent” under the listing standards of the various stock markets and exchanges and the SEC as in effect at that time.

All candidates submitted by stockholders will be evaluated by the Board of Directors according to the criteria discussed above and in the same manner as all other director candidates.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees (the “Code of Ethics”), which is a code of ethics as defined in Item 406(b) of Regulation S-K and is designed to deter wrongdoing and to promote honest and ethical conduct and full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations. The Code of Ethics contains information regarding whistleblower procedures and is posted to our website in the Corporate Governance section. In the event our board of directors approves an amendment to or waiver from any provision of our Code of Ethics, we will disclose the required information pertaining to such amendment or waiver on our website at http://www.trianglepetroleum.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the SEC.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we believe that, during fiscal year 2013, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) provides a general description of the compensation programs we maintained for the following individuals in fiscal year 2013 (our “named executive officers”):

•                  Dr. Peter Hill, Chairman of the Board of Directors and Former Executive Chairman and Chief  Executive Officer;

•                  Jonathan Samuels, President and Chief Executive Officer and Former Chief Financial Officer; and

•                  Joseph Feiten, Principal Accounting Officer and Former Chief Financial Officer and VP Accounting.

This CD&A is intended to place in perspective the information contained in the executive compensation tables that follow this discussion.  Although the information presented in this CD&A focuses on our fiscal year 2013, we also describe compensation actions taken before and after fiscal year 2013 to the extent such discussion enhances the understanding of our executive compensation disclosure.

General Background

The Company has undergone a remarkable transformation as a result of the leadership of Dr. Hill and Mr. Samuels, each of whom joined us in December of 2009.  Upon taking the helm, they inherited an exploration company that had been focused on emerging shale production in Eastern Canada that had virtually no production or revenue, a market capitalization of less than $10 million, five total employees, and questions from its auditors as to its ability to continue as a going concern.  Since that time, Dr. Hill and Mr. Samuels have instituted dramatic changes resulting in significant stockholder value creation, including a shifting of the Company’s focus  to oil and gas plays in the Bakken Shale and Three Forks formations of the Williston Basin in North Dakota and Montana, and the development of a vertical integration strategy whereby the Company entered the pressure pumping market through the creation of RockPile Energy Services (“RockPile”) and the mid-stream gathering, transportation and processing market through Caliber Midstream (“Caliber”).  These changes, along with the significant multiple financings that Dr. Hill and Mr. Samuels have been able to secure for the Company, have resulted in rapid growth, reflected in our strong balance sheet, our current market capitalization of over $310 MM as of May 28, 2013, our over 160 current employees, and the significant fiscal year 2013 accomplishments highlighted below.  From a Compensation Committee perspective, the significant shift in the Company’s focus over the past few years and the transformation brought about by our management team required that we remained flexible in our approach to compensation and in rewarding our executives’ performance, as we were and remain in many respects similar to a start-up company.  It also convinced us that we needed to take steps to ensure that our management team had a significant stake in the Company’s future.  As a result, we retained a wholly discretionary, performance related annual bonus structure and made equity incentive grants to Dr. Hill and Mr. Samuels in fiscal 2011 and 2012 to make up for their lack of awards in prior years and to incentivize and retain them going forward.  In 2009 and 2010, the Company had an inherited, fully subscribed stock plan and an insufficient outstanding share count, with no ability to make any awards.

CEO Succession Planning

Fiscal year 2013 and early fiscal year 2014 have seen important changes to the roles and responsibilities of Dr. Hill and Mr. Samuels.  In fiscal year 2013 we completed CEO succession planning activities pursuant to which Mr. Samuels was appointed Chief Executive Officer, Dr. Hill was appointed Executive Chairman of the Board of Directors (the “Board”), and Mr. Feiten was appointed Chief Financial Officer.  In February of calendar year 2013 (fiscal year 2014), Dr. Hill relinquished his executive role but remained Chairman of the Board.  As a result of Dr. Hill relinquishing his executive role, and in order to ensure the retention of Mr. Samuels, we made a significant grant of 150,000 restricted stock units to Mr. Samuels in April of 2013, which vests over a 5 year period at a rate of 10% on each of the first four anniversaries of the grant date, with the remaining 60% vesting on the fifth anniversary of the grant date.  This grant is designed to both incentivize and retain Mr. Samuels long-term, as we view his leadership as critical to the Company’s future.

2013 Results and Compensation Highlights

Our fiscal year 2013 executive compensation reflects the exceptional performance of our management team as well as the CEO succession planning activities described above.  In fiscal year 2013, we delivered the following strong operational and financial results, in addition to creating an operating platform that will allow the Company to continue its strong growth:

•                  Grew sales volumes 415% to 488.2 Mboe;

•                  Generated revenues of $60.7 million and cash flow from operating activities of $2.8 million;

•                  Increased proved reserves 900% to 14,637 Mboe and increased operated drill spacing units (“DSUs”) from 75 to 92 (from 21 to 33 DSUs in our core area);

•                  Commenced RockPile operations and completed 495 stages on 17 wells;

•                  Bought out the minority holders of RockPile making it our wholly-owned subsidiary;

•                  Entered into our Caliber midstream joint venture with a reputable, well-financed equity partner (First Reserve);

•                  Secured a convertible promissory note investment from a reputable equity partner (NGP) with a principal amount of $120 million;

•                  Secured a credit facility for TUSA with maximum credit available of $300 million and a borrowing base of $75 million at January 31, 2013;

•                  Initiated a hedging program, establishing a position of approximately 1,600 Bopd hedged as of January 31, 2013 for calendar year 2013, with a weighted average collar of $86.94 to $102.15 per bbl;

Key executive compensation actions for fiscal year 2013 included:

•                  Awards of discretionary annual bonuses for Messrs. Hill and Samuels in the amount of $200,000 and $800,000,  respectively, in order to reward them for delivering the strong results described above, along with significant bonus payments to other members of senior management;

•                  Awards of 150,000 restricted stock units (“RSUs”) each to Messrs. Hill and Samuels, along with an award of 60,000 RSUs to Mr. Feiten;

•                  Modification of base salaries and bonus opportunities for Messrs. Hill, Samuels and Feiten based on their changing roles with the Company; and

•                  Execution of new or amended employment contracts with Messrs. Hill, Samuels and Feiten based on their changing roles with the Company.

Compensation Objectives

The objectives of our compensation programs are to (i) attract, motivate and retain highly-talented executives who can generate shareholder value by developing, implementing, and efficiently running oil and gas related businesses, (ii) to align the interests of our executives with those of our stockholders, and (iii) to reward our executives based on performance.  We seek to position the base salary at the median of our peers with the potential to award to the 75th percentile of peers for outstanding performance measured on a number of criteria, including growth in share price, asset value, reserves, acres, revenue, production and others, as determined by the Compensation Committee.

General Compensation Philosophy

Compensation Should Relate to Performance

Based on this philosophy, a significant portion of our named executive officers’ compensation is in the form of annual cash bonuses and long-term equity-based incentives. Each of these incentives plays a role in aligning pay with the Company’s performance and in aligning the long-term financial interests of our named executive officers with those of our stockholders. The chart below identifies at-risk pay (incentives) relative to fixed pay (base salary) for the 2013 fiscal year compensation period.

	Fixed Pay	At-Risk Pay
			Long-Term
	Annual		Equity-Based
	Base	Cash	Incentive
	Salary	Bonus	Awards	Total
Name	and Other	Awarded	(RSUs)	At-Risk
Dr. Hill	21%	13%	66%	79%
Mr. Samuels	19%	36%	45%	81%
Mr. Feiten	40%	0%	60%	60%

Compensation Should Be Market Competitive

We are in an intensely competitive market for top level executive talent.  Accordingly, it is vital for us to provide compensation opportunities that are competitive with, or that beat, the market we compete in for executive talent.  In order to gauge the effectiveness of our compensation programs in this regard, we periodically engage compensation consulting firms to perform peer compensation analysis for us.  For the 2013 fiscal year, we initially benchmarked our compensation off of a peer group compensation analysis prepared in July of 2011 by the compensation consulting firm of AG Ferguson & Associates (“AGF”).   The AGF study used a peer group of the following 16 U.S. energy and production companies, selected primarily based on size, growth history, and location of operations:

•                  Forest Oil Corporation

•                  Bill Barrett Corporation

•                  Berry Petroleum Corporation

•                  Swift Energy Corporation

•                  Brigham Exploration Company

•                  Carrizo Oil & Gas, Inc.

•                  VAALCO Energy

•                  Georesources, Inc.

•                  Warren Resources, Inc.

•                  Rex Energy Corporation

•                  Abraxas Petroleum Corporation

•                  Northern Oil & Gas, Inc.

•                  Gastar Exploration Ltd.

•                  Toreador Resources Corporation

•                  FX Energy, Inc.

•                  Kodiak Oil and Gas

At various times during the 2013 fiscal year, the Compensation Committee (for purposes of this section, the “Committee”) assessed each element of total direct compensation (which includes base salary, annual bonus and long-term incentives) and the mix of compensation (cash versus equity) as compared with the peer group. While we did not target our compensation to a specified percentile level of these peers, we did attempt  to place the compensation opportunities of our named executive officers at no less than the median of the initial peer group (with the opportunity, based on performance, to earn compensation up to the 75th percentile of such peer group).

Because of the rapidly growing, dynamic nature, and cost competitiveness of our business, in fiscal year 2013 we decided to pursue a vertically integrated growth strategy. This led the Company to access both the pressure pumping market, through the creation of RockPile, and mid-stream gathering, transportation and processing, through Caliber. With this distinctive change to position us to be one of the lowest cost producers of oil and gas in the Williston Basin, in the fall of calendar year 2012 we decided to update our peer group and to reassess our competitive market compensation practices.  In so doing, we engaged a new compensation consulting firm, Longnecker & Associates (“L&A”), to prepare an updated peer group and compensation analysis.  Given the rapidly evolving nature of our business, establishing an appropriate peer group proved to be challenging, so L&A developed two peer groups — a “current” peer group, reflecting oil and gas exploration companies of similar financial size (based on items such as revenue, assets, market capitalization, and enterprise value) and operational similarity (recognizing the vertical integration of our business, operational footprint, and similarity of reserves) — and a “future growth” peer group, reflecting oil and gas companies of the financial size and operational similarity to  which we aspire  in the next three  years.  The “current” and “future growth” peer groups are as follows:

Current Peer Group	Future Growth Peer Group

Barnwell Industries	Approach Resources, Inc.
Double Eagle Petroleum Co	Callon Petroleum Co.
Evolution Petroleum Corp	Carrizo Oil & Gas Inc.
FX Energy Inc.	Contango Oil & Gas Company
Gastar Exploration Ltd	Crimson Exploration Inc.
Geomet Inc.	EXCO Resources Inc.
Miller Energy Resources Inc.	Goodrich Petroleum Corp.
Delta Petroleum	Kodiak Oil & Gas Corp.
Postrock Energy Corp.	Laredo Petroleum Holdings, Inc.
Synergy Resources Corp.	Magnum Hunter Resources Corp.
Zaza Energy Corp.	Niska Gas Storage Partners LLC
Saratoga Resources Inc.	Oasis Petroleum Inc.
PDC Energy, Inc.
Resolute Energy Corporation
Rosetta Resources, Inc.
Swift Energy Co.
VAALCO Energy Inc.
Vanguard Natural Resources, LLC

The updated peer group and compensation analysis performed by L&A reflected that the total compensation of our named executive officers for the 2013 fiscal year was generally in the 50th — 75th percentile of the “current” updated peer group, and around the 25th percentile of the “future growth” peer group, indicating that we are providing compensation opportunities that are market competitive today.  We have used and may continue to use both the “current” and “future growth” peer groups in setting and determining compensation for the 2014 fiscal year.

Our Executive Compensation Programs Should Retain Appropriate Flexibility

To date, the dynamic and rapidly evolving nature of our business has demanded that we retain flexibility in assessing our named executive officers, performance and in determining the appropriate rewards for that performance.   For a start-up business like ours, static performance goals established at the beginning of each year would not meaningfully drive or reward the type of executive performance we are looking for and have received.  To the contrary, we believe that our flexible approach to performance assessment and incentive compensation has helped to foster a climate of innovation where strategies such as the implementation of our RockPile and Caliber businesses were encouraged and supported, to the long-term benefit of our stockholders.  Accordingly, we plan to retain the current flexibility in our executive compensation structures for the near term.  However, we do intend to transition into more structured incentive compensation arrangements as we develop into a more mature company, at which point concrete pre-established performance goals and associated rewards will drive performance.

Executives Should Have Significant Equity or Equity Incentives

We believe strongly that our named executive officers should have meaningful equity or equity incentive awards in the Company.  Our philosophy is that such holdings create the desired incentives and retention features that are integral to aligning the interests of our executive team with those of our stockholders.  In particular, meaningful equity or equity incentive holdings (i) provide increased remuneration to the holder with an increase in our stock price, thereby aligning the interests of our executive team with those of our stockholders, (ii) discourage undue risk-taking, as a significant portion of our equity awards remain unvested and therefore must be held by the executive for a considerable period of time, (iii) encourage retention, based on the vesting schedule associated with equity incentive awards, and (iv) encourage investment and facilitate capital raising activities by the Company, as investors understand and appreciate that our executives have ample “skin-in-the-game.”  Accordingly, in fiscal years 2011 and 2012 we made RSU grants to Messrs. Hill and Samuels to both make up for the lack of awards in previous years and to bring their indirect equity stake to a level consistent with market, and in fiscal year 2013 we made annual RSU grants to all of our named executive officers.  Although we do not currently have stock ownership guidelines for our executives or directors, we may institute such guidelines in the future.

Compensation Should Take Into Account Tax and Accounting Consequences when Appropriate

The Committee’s current focus is primarily to incentivize and reward performance that increases shareholder value and that supports the growth of the Company. This will be achieved by implementing compensation policies and processes that are finely tuned to both operational performance and value growth.  Accordingly, our compensation programs are not largely driven by tax and accounting considerations.  However, where appropriate, the Committee does consider the tax and accounting ramifications of the Company’s plans, arrangements and agreements. For example:

•                  Section 162(m) of the Code disallows, with certain exceptions, a federal income tax deduction for annual compensation over $1 million paid to so-called “covered employees” - usually the principal executive officer and the three other most highly- compensated named executive officers of the Company.  An exception to the deduction limit is provided under Code Section 162(m) for performance-based compensation paid pursuant to stockholder-approved plans that meet certain criteria.  Given our significant net operating losses for U.S. income tax purposes, we have not structured any of our 2013 fiscal year compensation to comply with the performance-based compensation exception to Code Section 162(m).

•                  Section 409A of the Code provides that all amounts of “deferred compensation” (which may include items such as bonuses, severance pay, and similar compensation components not generally thought of as deferred compensation) are currently included in gross income and are subject to an additional 20% income tax, to the extent not subject to a substantial risk of forfeiture and not previously included in gross income, unless certain requirements are met. We have designed or amended our plans and programs with the intent that they either be exempt from or comply with Code Section 409A.

•                  Financial Accounting Standards Board Accounting Standards Codification, Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of RSUs and other equity-based awards are accounted for under ASC Topic 718. Our Committee considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation Process — Making Executive Compensation Decisions

Role of Our Compensation Committee

The Committee (i) reviews the goals and objectives of our executive compensation plans and adopts, or recommends to the Board for adoption, such plans and changes to such plans; (ii) evaluates the performance of our CEO and our other executive officers and (either independently or with the other independent Board directors) determines and approves the compensation level of the CEO and our other executive officers based on such performance evaluation; (iii) reviews and approves any employment, severance or termination arrangements with our executive officers; (iv) reviews and approves any perquisites or other personal benefits to our executive officers; and (v) performs such other duties as are assigned to it by the Committee charter and our organizational documents. The Committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant or other advisor to be used to assist in the evaluation of director or executive officer compensation or to otherwise assist with the Committee in carrying out any of its responsibilities. The Committee has sole authority to approve any such consultant’s or advisor’s fees and other retention terms and has authority to cause the Company to pay the fees and expenses of any such consultant or advisor.

Role of the Compensation Consultants

Each of the compensation consultants used in setting fiscal year 2013 compensation provided the Committee with market data and observations regarding executive officer compensation programs and practices, including specifically:

•                  Peer group identification and assessment;

•                  Compensation benchmarking and recommendations;

•                  Advice and insight as to appropriate procedures for determining and paying incentive compensation; and

•                  Marketplace compensation trends in the Company’s industry and generally.

Neither of the consultants approved the amount of compensation of any named executive officer. Each of the consultants interacted regularly with members of the Committee and periodically with Dr. Hill. Each of the consultants attended meetings of the Committee when requested. The Committee reviews the engagement of its independent compensation consultants periodically and as a part of that process reviews a summary of all services provided by the consultants and related costs. For fiscal year 2013, neither consultant performed any other material services for the Company, had any business or personal relationships with the Committee members or executive officers of the Company, or owned any stock of the Company, and each consultant maintained policies and procedures designed to avoid conflicts of interest.

Role of Management in Determining Executive Compensation

Both Dr. Hill and Mr. Samuels played a role in the Committee’s establishment of our fiscal year 2013 executive compensation programs.  Significant aspects of their role in the process included:

•                  Assessing their own performance and evaluating the performance of Mr. Feiten;

•                  Providing feedback on proposed peer group companies;

•                  Proposing base salary levels, bonus amounts, and long-term incentive awards for our named executive  officers,  including themselves; and

•                  Attending, when requested, meetings of the Committee.

Although both Dr. Hill and Mr. Samuels are involved in the compensation process, the Committee is solely responsible for all executive compensation decisions and in all events acts independently of management. Neither Dr. Hill nor Mr. Samuels is present during voting or deliberations concerning our executive compensation programs.

Annual Compensation Review

The Committee typically conducts an annual review of Company and individual performance in the first quarter of each fiscal year, after our audited financial statements have been completed and the Company’s reserve report has been issued.  Based on that review, the Committee determines discretionary bonus amounts for the prior fiscal year and long-term equity incentive awards for the current fiscal year for all of our employees, including our named executive officers.  We may, at such time, also determine to adjust the base salaries of our employees, including our named executives.  When determining annual bonus amounts, long-term equity compensation awards, and base salary adjustments, the Committee considers the following:

•                  Market data for each compensation component, based on compensation surveys of peer companies prepared by our compensation consultants;

•                  Individual and Company performance and areas of individual responsibility relative to the market data;

•                  Compensation of other executive officers in the Company; and

•                  The recommendations of Dr. Hill and Mr. Samuels with respect to the compensation of the executives and other employees who report directly to them.

New Hires and Promotions

In addition to the annual performance review process, the Committee will from time to time conduct an interim review of compensation based on the hiring of new employees or the promotion of existing employees.  In general, the Committee will consider the same factors in setting or making interim compensation decisions as they do when conducting annual performance reviews.  For new hires, the Committee will also review the incoming executive’s compensation at his or her previous employment, along with other factors that may be relevant (such as the difficulty in recruiting the executive).

Consideration of Say-on-Pay Vote

This year will be the first year for which the Company is required to conduct a non-binding “say-on-pay” vote of our stockholders concerning the compensation of our named executive officers. We value the opinions of our stockholders regarding our executive compensation programs and, accordingly, will monitor the “say-on-pay” results and will take any actions we deem necessary to respond appropriately to same.

Elements of Our Compensation and Why We Pay Each Element

With respect to our named executive officers, the Committee designs these programs to consist of five elements: base salary, annual bonus, long-term equity-based compensation, severance and change-in-control benefits, and other employee benefits.

Base Salary.    Base salary is the fixed annual compensation we pay to each of our named executive officers for carrying out their specific job responsibilities. Base salaries are an important component of the total annual cash compensation paid to our named executive officers and are an important element in the recruitment and retention of all of our employees, including our named executive officers. Base salaries are determined after taking into account many factors, including the following:

•                  the responsibilities of the officer, the level of experience and expertise required for the position and the strategic impact of the position;

•                  the need to recognize each officer’s unique value and demonstrated individual contribution, as well as anticipated future contributions;

•                  the need to provide executives with sufficient, regularly-paid income; and

•                  salaries paid for comparable positions in similarly-situated companies.

For fiscal year 2013, the Committee took the following actions with respect to the base salaries of our named executive officers.

•                  Decreased the salary of Dr. Hill in April of 2012 from $400,000 per year to $300,000 per year to recognize his move from Chief Executive Officer of the Company to Executive Chairman of the Company.

•                  Increased the salary of Mr. Samuels in April of 2012 from $350,000 per year to $400,000 per year to recognize his promotion from Chief Financial Officer to Chief Executive Officer and to position his base compensation at an appropriate level for Dr. Hill’s eventual transition away from his executive role.

•                  Increased the salary of Mr. Feiten in April of 2012 from $216,000 per year to $275,000 per year to recognize his promotion from Vice President of Accounting to Chief Financial Officer.

Annual Bonus.  All of our employees, including our named executive officers, are eligible to receive discretionary annual cash bonus awards. We believe annual cash bonuses help us to:

•                  attract and retain executive talent; and

•                  reward executives for performance during the fiscal year.

For fiscal year 2013, the Committee determined to pay the following discretionary cash bonuses to our named executive officers:

•                  $200,000 to Dr. Hill and $800,000 to Mr. Samuels.  These discretionary bonuses were designed to acknowledge and reward the exceptional performance of each of these executives and of the Company in fiscal year 2013, as detailed above in the section entitled “2013 Results and Compensation Highlights.”  The disparity in the size of the bonuses reflects the change in roles of each executive during the year and, in particular, the relative contributions of Mr. Samuels and Dr. Hill following Mr. Samuels’ promotion to Chief Executive Officer.

•                  We have not yet determined whether Mr. Feiten will receive a bonus for fiscal year 2013.

Long-Term Equity-Based Incentives.    Our long-term incentives are designed to attract, retain and reward our named executive officers, to align their interests with those of our stockholders, and to reward performance.  We currently use RSUs as our primary long-term equity-based incentive.  The Committee, based on its experience and after consultation with its compensation consultants, believes RSUs are the most appropriate form of equity incentive for our named executive officers, as they (i) generally result in less dilution than stock options, (ii) have the same financial accounting consequences as other stock-based compensation awards, (iii) provide the same economics and are generally equivalent to immediate equity ownership, and (iv) tend to positively affect risk management.

In fiscal year 2013, we made the following RSU grants to our named executive officers:

•                  In March of 2012, we granted 150,000 RSUs to each of Dr. Hill and Mr. Samuels.  The size of the grants was determined after considering performance in fiscal 2012 and the peer compensation analysis provided by AGF.

•                  In March of 2012, we granted to Mr. Feiten 60,000 RSUs.

Severance and Change-in-Control Benefits

The Committee believes that severance protection plays a valuable role in attracting, motivating and retaining highly talented executives and that having an existing agreement in place is preferable to negotiating an exit package at the time of a named executive officer’s departure. Severance provisions give the Company the flexibility to make decisions regarding organizational issues with agreed-upon severance terms. In the event that the Company faces a change in control, severance benefits encourage executive officers to remain with the Company and focus on their responsibilities to the Company during an important time when prospects for continued employment are often uncertain. The Committee believes that the severance amounts that may be paid upon termination of employment (whether before or after a change in control of the Company) ensure that the interests of the executive officers will be materially consistent with the interests of the Company’s stockholders and strike a proper balance between the hiring, motivating and retention effects described above, without providing excessive benefits to executives.

In fiscal year 2013, we provided severance and change-in-control protections to our named executive officers through various employment agreements, each of which was entered into or materially amended on April 14, 2012 to reflect our CEO succession planning activities and the changed roles of Messrs. Hill, Samuels and Feiten. The Agreements for Messrs. Samuels and Feiten are still in effect. Mr. Samuels’ agreement provides for an initial two-year term with successive automatic renewals for additional one-year terms unless either party provides written notice of non-renewal at least ninety days prior to the end of the then current term.  Mr. Feiten’s agreement provides that he will be employed until terminated in accordance with the terms of his agreement.  Dr. Hill stepped down from his executive role in February of 2013, at which time his existing agreement expired without payment of severance.  Please see “Potential Payment Upon Termination of Change of Control,” below, for a description of the employment agreements in effect as of the last day of our 2013 fiscal year, along with detailed information concerning the termination benefits provided to our named executives.

Benefits and Perquisites

All of our named executive officers participate in the broad-based employee benefit programs offered generally to our employees.  These benefits are crucial to our ability to attract and retain executive talent.  In addition, we provided limited perquisites to Mr. Samuels, in the form of a monthly car allowance and, in previous fiscal years, a rental subsidy on his housing in Denver, Colorado.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2013.

Compensation Committee:

Gus Halas, Chairman

Randal Matkaluk

F. Gardner Parker

Roy Aneed

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our named executive officers for the fiscal years ending January 31, 2013, 2012, and 2011:

Name & Principal Position	Year	Salary			Bonus (d)		Stock Awards (e) (f)		All Other Compensation (f)		Total
Peter Hill, CEO, Chairman of the Board and former Executive Chairman and former Chief Executive Officer (a)	2013 2012 2011	$ $ $	321,154 353,462 258,705	(a)	$ $ $	200,000 600,000 750,000	$ $ $	1,000,500 4,128,526 210,000	$ $ $	— 16,075 12,943	$ $ $	1,521,654 5,098,063 1,231,648
Jonathan Samuels, President and Chief Executive Officer and former Chief Financial Officer (b)	2013 2012 2011	$ $ $	389,423 303,462 207,692	(b)	$ $ $	800,000 600,000 600,000	$ $ $	1,000,500 3,865,978 210,000	$ $ $	15,000 16,339 12,943	$ $ $	2,204,923 4,785,779 1,030,635
Joseph Feiten, Principal Accounting Officer and former Chief Financial Officer and former VP Accounting (c)	2013 2012 2011	$ $ $	262,519 51,508 n/a	(c)	$ $ $	— — n/a	$ $ $	400,200 427,200 n/a	$ $ $	— — n/a	$ $ $	662,719 478,708 n/a

(a)         Effective April 14, 2012, the Company appointed Dr. Hill as the Executive Chairman of the Board of Directors and Dr. Hill relinquished the position of Chief Executive Officer of the Company.  Coincident with his change in role, Dr. Hill’s annual base salary was decreased from $400,000 per annum to $300,000 per annum.   In April  of 2013, Dr. Hill relinquished his executive role with the Company but remained the Chairman of the Board.

(b)         Effective April 14, 2012, the Company appointed Mr. Samuels as Chief Executive Officer and Principal Executive Officer. Mr. Samuels retained the title of President but relinquished the title of Chief Financial Officer.  Coincident with his change in role, Mr. Samuel’s annual base salary was increased from $350,000 per annum to $400,000 per annum.

(c)          Effective April 14, 2012, the Company appointed Mr. Feiten as Chief Financial Officer and Principal Financial Officer, and Mr. Feiten retained his title of Principal Accounting Officer. Mr. Feiten commenced employment with the Company on November 1, 2011.  Coincident with his change in role, Mr. Feiten’s annual base salary was increased from $216,000 per annum to $275,000 per annum.  On February 13, 2013 Mr. Feiten relinquished his role as Chief Financial Officer but remained with the Company as Principal Accounting Officer.

(d)         The Committee approved the payment of fiscal year 2013 short-term incentive cash bonuses in the amount of $200,000 for Dr. Hill and $800,000 for Mr. Samuels, based on their performances and responsibilities during the fiscal year.

(e)          This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 whereby the stock award’s fair value normally reflects the Common Stock closing price at the date of grant.

(f)           The other compensation for the most recent fiscal year reflects the car allowance provided to Mr. Samuels.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the number of RSUs that were awarded to our named executive officers in fiscal year 2013:

Name	Grant Date (a)	All Other Stock Awards: Number of Shares or Units (a)	Grant Date Fair Value of Stock Awards ($)(a)
Peter Hill	March 6, 2012	150,000	$1,000,500
Jonathan Samuels	March 6, 2012	150,000	$1,000,500
Joseph Feiten	March 6, 2012	60,000	$400,200

(a)   All equity awards shown in this table were grants of RSUs. Each unit represents a right at its vesting to receive one share of the Company’s Common Stock. Vesting is contingent upon continued employment over a period of four years, with annual vesting of 20% to occur after the first, second, and third anniversaries of the award date, and the remaining 40% of the award vesting on the fourth anniversary of the award date. In accordance with FASB ASC Topic 718, the grant date fair value of the stock awards was the number of granted RSUs multiplied by the $6.67 closing price per share of our Common Stock on the award date.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

The following table sets forth information regarding the number of equity awards outstanding and held by our named executive officers as of January 31, 2013:

	Option Awards				Stock Awards
					Number of
					Shares or		Market Value
	Number of Common Stock				Units of		of Shares or
	Shares Underlying Unexercised			Option	Stock that		Units of Stock
	Options		Option Exercise	Expiration	Have Not		That Have
Name	Exercisable	Unexercisable	Price	Date	Vested		Not Vested (b)
Peter Hill	93,333	—	$1.25	11/30/2014	463,939	(a)	$2,918,178
Jonathan Samuels	63,333	—	$1.25	11/30/2014	451,818	(a)	$2,841,935
Joseph Feiten	—	—	n/a	n/a	113,333	(a)	$712,867

(a)         These RSUs vest as follows:

	Dr. Hill	Mr. Samuels	Mr. Feiten
February 1, 2013	56,970	50,909	—
March 6, 2013	30,000	30,000	12,000
March 28, 2013	100,000	100,000	—
November 1, 2013	—	—	26,667
February 1, 2014	56,969	50,909	—
March 6, 2014	30,000	30,000	12,000
March 28, 2014	100,000	100,000	—
November 1, 2014	—	—	26,666
March 6, 2015	30,000	30,000	12,000
March 6, 2016	60,000	60,000	24,000
Total	463,939	451,818	113,333

(b)         Value of RSUs is equal to the number of RSUs outstanding on January 31, 2013 multiplied by $6.29, the closing price of our Common Stock on such date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding option exercises and RSU vesting by our named executive officers in fiscal year 2013:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (a) ($)
Peter Hill	—	—	156,970	1,088,220
Jonathan Samuels	—	—	150,909	1,045,854
Joseph Feiten	—	—	26,667	165,335

(a)         Value of the restricted shares that vested in fiscal 2013 is determined by multiplying the number of shares vesting by the market value of the shares on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Employment Agreements

As described above, each of Dr. Hill, Mr. Samuels and Mr. Feiten has entered into an employment agreement with the Company that provides for certain benefits upon termination of employment, including after a change in control. The agreements, as in effect on the last day of fiscal 2013, are summarized below.

Dr. Hill

Prior to its expiration as described above, the agreement with Dr. Hill provided for an annual salary of not less than $300,000. In addition, Dr. Hill was eligible to receive an annual bonus of up to 100% of base salary based upon performance (the “Hill STI Award”) and an annual long-term incentive award of up to 200% of base salary, as determined by the Compensation Committee. Additionally, he was entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Dr. Hill’s employment was terminated by us without Cause or by Dr. Hill for Good Reason (as each such term was defined in the agreement) or if the employment term was not extended by us, he was entitled to the continuation of payment of annual salary for 18 months, any unpaid Hill STI Award, the target Hill STI Award for the year in which termination occurred (pro-rated for the period worked prior to the termination), benefits for an 18-month period and the immediate vesting of all outstanding equity incentive awards. In the event that Dr. Hill’s employment was terminated by us without cause or by Dr. Hill for Good Reason within one year after a Change of Control (as defined in the agreement), he would have been entitled to a lump sum cash payment of two and one-half times annual salary, any unpaid Hill STI Award, the target Hill STI Award for the year in which termination occurred (pro-rated for the period worked prior to the termination), benefits for an 18-month period and the immediate vesting of all outstanding equity incentive awards. Payment of severance benefits would have been conditioned upon Dr. Hill’s execution of a release of claims against us.  In the event Dr. Hill was terminated for Cause or terminated voluntarily without Good Reason, he would generally not have been entitled to any benefits upon termination.  In the event Dr. Hill was terminated as a result of his death or disability, he would generally have been entitled to any unpaid Hill STI Award, the target Hill STI Award for the year in which termination occurred (pro-rated for the period worked prior to the termination), and the immediate vesting of all outstanding equity incentive awards.

Mr. Samuels

The agreement with Mr. Samuels provides for an annual salary of not less than $400,000. In addition, Mr. Samuels is eligible to receive an annual bonus of up to 200% of base salary based upon performance (the “Samuels STI Award”) and an annual long-term incentive award of up to 300% of base salary, as determined by the Compensation Committee. Additionally, he is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Mr. Samuels’ employment is terminated by us without Cause or by Mr. Samuels for Good Reason (as each such term is defined in the agreement) or if the employment term is not extended by us, he is entitled to the continuation of payment of annual salary for 18 months, any unpaid Samuels STI Award, the target Samuels STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for an 18-month period and the immediate vesting of all outstanding equity incentive awards. In the event that Mr. Samuels’ employment is terminated by us without “cause” or by Mr. Samuels for Good Reason within one year after a Change of Control (as defined in the agreement), he is entitled to a lump sum cash payment of two and one-half times annual salary, any unpaid Samuels STI Award, the target Samuels STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for a 30-month period and the immediate vesting of all outstanding equity incentive awards. Payment of severance benefits may be conditioned upon Mr. Samuels’ execution of a release of claims against us.  In the event Mr. Samuels is terminated for Cause or terminates voluntarily without Good Reason, he is generally not entitled to any benefits upon termination.  In the event Mr. Samuels is terminated as a result of his death or disability, he would generally be entitled to any unpaid Samuels STI Award, the target Samuels STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), and the immediate vesting of all outstanding equity incentive awards.

Mr. Feiten

The agreement with Mr. Feiten provides for an annual salary of not less than $275,000. In addition, Mr. Feiten is eligible to receive an annual bonus (the “Feiten STI Award”), as determined by the Compensation Committee. Additionally, he is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Mr. Feiten’s employment is terminated by us without Cause (as defined in the agreement), he is entitled to the continuation of payment of annual salary for 6 months and benefits for a 6-month period. In the event that Mr. Feiten’s employment is terminated by us after a Change of Control (as defined in the agreement), he is entitled to a lump sum cash payment of one times his annual salary, any unpaid Feiten STI Award, the target Feiten STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), benefits for a 12-month period and the immediate vesting of all outstanding equity incentive awards. Payment of severance benefits may be conditioned upon Mr. Feiten’s execution of a release of claims against us.  In the event Mr. Feiten is terminated for Cause or terminates voluntarily, he is generally not entitled to any benefits upon termination.  In the event Mr. Feiten is terminated as a result of his death or disability, he would generally be entitled to any unpaid Feiten STI Award, the target Feiten STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), and the immediate vesting of all outstanding equity incentive awards.

The Company does not provide named executive officers with special severance, pension or retirement savings benefits.

Estimated Termination Benefits

The following table quantifies the benefits that would have been received by Dr. Hill, Mr. Samuels and Mr. Feiten under their employment agreements had they experienced a termination of employment under various circumstances as of January 31, 2013 under the terms of their employment agreements in effect on such date:

Name	Payment Type	Termination Upon Death or Disability ($)	Termination for Cause, Resignation without Good Reason or non-renewal of Term by Executive ($)	Termination without Cause, Resignation for Good Reason, or non-renewal of Term by Company ($)	Termination without Cause or Resignation for Good Reason following a Change in Control ($)
Peter Hill	Cash Severance	—	—	450,000	750,000
	Unpaid STI	—	—	—	—
	Target STI	200,000	—	200,000	200,000
	Equity Acceleration	2,918,176	—	2,918,176	2,918,176
	Continued Benefits	—	—	36,861	36,861
	TOTAL	3,118,176	—	3,605,037	3,905,037

Jonathan Samuels	Cash Severance	—	—	600,000	1,000,000
	Unpaid STI	—	—	—	—
	Target STI	800,000		800,000	800,000
	Equity Acceleration	2,841,935	—	2,841,935	2,841,935
	Continued Benefits	—	—	19,596	19,596
	TOTAL	3,641,935	—	4,261,531	4,661,531

Joseph Feiten	Cash Severance	—	—	137,500	275,000
	Unpaid STI	—	—	—	—
	Target STI	—	—	—	—
	Equity Acceleration	712,867	—	—	712,867
	Continued Benefits	—	—	16,222	32,443
	TOTAL	712,867	—	153,722	1,020,310

Director Compensation

The director compensation package for non-employee directors consists of annual cash compensation and discretionary awards of stock options or RSUs. Our non-employee directors received cash compensation of $12,500 per quarter for fiscal year 2013.

Directors received compensation for their services for fiscal year 2013 as set forth below:

Name	Fees Earned or Paid in Cash		Stock Awards (a), (b)	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Gus Halas	$50,000		$166,750	—	—	—	—	$216,750
Randal Matkaluk	$50,000		$166,750	—	—	—	—	$216,750
F. Gardner Parker	$50,000		$166,750	—	—	—	—	$216,750
Roy Aneed	$25,000	(c)	—	—	—	—	—	$25,000

(a) This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, i.e., subject to footnote (b) below, the number of granted RSUs times the closing price per common share on the grant date. Each unit represents a right at its vesting to receive one share of the Company’s Common Stock.

(b)    Messrs. Halas, Matkaluk, and Parker were each granted on March 6, 2012 an award of 25,000 RSUs, which vested entirely on March 6, 2013, and were valued at the $6.67 per share closing price of our Common Stock on the grant date. As of January 31, 2013, each of Messrs. Halas, Matkaluk and Parker had an aggregate of 25,000 unvested RSUs outstanding.

(c) Fees and awards earned by Mr. Aneed are issued directly to NGP pursuant to internal NGP rules.

Messrs. Hill and Samuels are not included in the above table because, as executive officers of the Company, they received no additional compensation for their services as directors. The compensation received by Messrs. Hill and Samuels as executive officers is shown in “—Executive Compensation—Summary Compensation Table.”

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been in the past an officer or employee of our Company. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee. No member of our Board of Directors is an executive officer of a company at which one of our executive officers serves as a member of the board of directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock of: (1) each person or entity known to us who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. The percentage of beneficial ownership of our Common Stock is based upon 56,415,404 shares issued and outstanding on May 29, 2013.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Unless otherwise noted, the address of each beneficial owner is c/o 1200 17th Street, Suite 2600, Denver, Colorado 80202.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)		PERCENTAGE OF CLASS
Peter Hill	Common Stock	350,773	(2)	*
Jonathan Samuels	Common Stock	325,675	(3)	*
F. Gardner Parker	Common Stock	172,272	(4)	*
Randal Matkaluk	Common Stock	168,101	(5)	*
Gus Halas	Common Stock	135,000		*
Roy Aneed	Common Stock	—		*
Justin Bliffen	Common Stock	16,330		*
Joseph Feiten	Common Stock	38,667		*
All Executive Officers and Directors as a Group (8 persons)	Common Stock	1,206,818	(6)	2.13%
Natural Gas Partners **	Common Stock	24,805,488	(7)	34.49%

*Less than 1%.

**Natural Gas Partners’ address is 125 E. John Carpenter Freeway, Suite 600, Irving, TX 75062.

(1)    Security ownership information for beneficial owners is taken from statements filed with the SEC pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock (i) issuable upon the vesting of RSUs within 60 days of the date of the table, and (ii) subject to options that are currently exercisable or exercisable within 60 days of the date of the table, are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those RSUs or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)    Includes 93,333 shares of Common Stock underlying options that are that are currently exercisable.

(3)    Includes 63,333 shares of Common Stock underlying options that are that are currently exercisable.

(4)    Includes 45,000 shares of Common Stock underlying options that are that are currently exercisable.

(5)    Includes 15,000 shares of Common Stock underlying options that are that are currently exercisable.

(6)    Includes 216,666 shares of Common Stock underlying options that are that are currently exercisable

(7)    Includes (i) 15,505,488 shares of Common Stock of issuable upon conversion of the Convertible Note held by NGP Triangle Holdings LLC (“NGP Triangle”) with an outstanding principal balance of $124,043,906.25 as of March 31, 2013, at a conversion price of $8.00 per share, (ii) 8,118,407 shares of Common Stock issued to NGP Natural Resources X, L.P. (“NGP X”) on March 8, 2013 pursuant to the Stock Purchase Agreement, dated March 2, 2013 (the “Stock Purchase Agreement”), between NGP Triangle and the Company, and (iii) 1,181,593 shares of Common Stock issued to NGP Natural Resources X Parallel Fund, L.P. (“NGP Parallel”) on March 8, 2013 pursuant to the Stock Purchase Agreement. Pursuant to an Assignment Agreement, dated as of March 7, 2013, NGP Triangle assigned the right to purchase, pursuant to the Stock Purchase Agreement, 8,118,407 shares of Common Stock to NGP X and 1,181,593 shares of Common Stock to NGP Parallel. As reported pursuant to a Schedule 13D/A filed with the SEC on March 11, 2013, G.F.W. Energy X, L.P. (“G.F.W. Energy”) is the general partner of each of (i) NGP X, which owns a controlling interest in NGP Triangle, and (ii) NGP Parallel. Accordingly, G.F.W. Energy may be deemed to share voting and dispositive power over the reported securities of NGP Triangle, NGP X and NGP Parallel and, therefore, may also be deemed to be a beneficial owner of the reported securities of NGP Triangle, NGP X and NGP Parallel. GFW X, L.L.C. (“GFW X”) is the general partner of G.F.W. Energy. Kenneth A. Hersh, by virtue of being an Authorized Member of GFW X, may be deemed to possess shared voting and dispositive power with respect to the shares of Common Stock beneficially owned by NGP Triangle, NGP X and NGP Parallel. Each of NGP Triangle, NGP X, NGP Parallel, G.F.W. Energy, GFW X, and Kenneth A. Hersh disclaims beneficial ownership of all shares except to the extent of its pecuniary interest therein.

Equity Compensation Plan Information

The following table sets forth certain information about the Common Stock subject to our equity compensation plans as of January 31, 2013.

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	2,679,746	(1)	$1.48	(2)	2,104,454
Equity compensation plans not approved by stockholders	—		—		—
Total	2,679,746		$1.48	(2)	2,104,454

(1)         Includes 2,448,080 unvested RSUs and 231,666 exercisable options.

(2)         The weighted-average exercise price includes 231,666 exercisable options with exercise prices ranging from $1.25 to $3.00, but the calculation does not include RSUs that have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

From February 1, 2012 to the present, there was no transaction or series of transactions, nor any currently proposed transaction, in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, or known beneficial holder of more than five percent of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.  Related party transactions are subject to review and oversight by our Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by KPMG LLP, our current independent registered public accounting firm, (including fees billed by the Canadian member firm affiliated with KPMG International) during the fiscal years ended January 31, 2013 and 2012, for professional services rendered for the audit of our annual financial statements and internal control over financial reporting, the reviews of the financial statements included in our quarterly reports on Form 10-Q and for required securities filings such as prospectuses, Form S-3 and Form S-8 were $827,469 and $287,877, respectively.

Audit-Related Fees

The aggregate fees billed by our current independent registered public accounting firm (including the Canadian member firm affiliated with KPMG International) during the fiscal years ended January 31, 2013 and 2012, for due diligence services were $11,900 and $57,300, respectively.

Tax Fees

Our current independent registered public accounting firm (including the Canadian member firm affiliated with KPMG International) billed us $5,250 and $32,606, respectively, during the fiscal years ended January 31, 2013 and 2012, for tax related work.

All Other Fees

Our current independent registered public accounting firm did not bill us for any other services during the fiscal years ended January 31, 2013 and 2012, respectively.

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

14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011 and incorporated herein by reference.

21.1*	List of Subsidiaries.

23.1*	Consent of Ryder Scott Petroleum Consultants.

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

23.3*	Consent of KPMG LLP.

23.4*	Consent of KPMG LLP — Calgary.

24.1	Power of Attorney (incorporated by reference to the signature page of the Original Filing).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Reserve Estimate Report of Ryder Scott Company L.P., filed as Exhibit 99.02 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 and incorporated herein by reference.

99.2*	Reserves Audit Report of Cawley, Gillespie & Associates, Inc.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed as an exhibit to the Original Filing.

** Filed herewith.

*** Previously furnished, not filed, as an exhibit to the Original Filing. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

† Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: May 31, 2013	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer (Principal Executive Officer)

Date: May 31, 2013	By:	/s/ JUSTIN BLIFFEN
Justin Bliffen
Chief Financial Officer (Principal Financial Officer)

Date: May 31, 2013	By:	/s/ JOSEPH FEITEN
Joseph Feiten
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JONATHAN SAMUELS	President and Chief Executive Officer and Director,	May 31, 2013
Jonathan Samuels	(Principal Executive Officer)

/s/ JUSTIN BLIFFEN	Chief Financial Officer (Principal Financial Officer)	May 31, 2013
Justin Bliffen

/s/ JOSEPH FEITEN	Principal Accounting Officer	May 31, 2013
Joseph Feiten

*	Director	May 31, 2013
Peter Hill

*	Director	May 31, 2013
F. Gardner Parker

*	Director	May 31, 2013
Gus Halas

*	Director	May 31, 2013
Randal Matkaluk

*	Director	May 31, 2013
Roy Aneed

* /s/ JONATHAN SAMUELS
Attorney-in-fact