Form 10-K
period 2014-01-31
Triangle Petroleum Corp
filed 2014-04-17
CIK 1281922

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

001-34945
(Commission File No.)

TRIANGLE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

STATE OF DELAWARE (State or Other Jurisdiction of Incorporation)	98-0430762 (I.R.S. Employer Identification No.)

1200 17th Street, Suite 2600, Denver, Colorado 80202
(Address of principal executive offices)

Registrant's telephone number, including area code: 303.260.7125

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, $0.00001 par value	NYSE MKT

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of July 31, 2013, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $328,585,579 based on a closing price of $7.10 per share as reported on the NYSE MKT on such date.

         As of April 1, 2014, the registrant had 85,941,961 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporated by reference from the registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

TRIANGLE PETROLEUM CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2014

Where You Can Find More Information

        Triangle Petroleum Corporation ("Triangle," the "Company," "we," "us," "our," or "ours") files annual, quarterly, and current reports with the Securities and Exchange Commission (the "SEC"). These reports and other information can be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0213. Please call the SEC at 1-800-732-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Triangle.

        Investors can also access financial and other information via Triangle's website at www.trianglepetroleum.com. Triangle makes available, free of charge through its website, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to such reports, and all reports filed by officers and directors under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), reporting transactions in Triangle securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Triangle's website which is not directly incorporated by reference into the Company's Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

        Finally, you may request a copy of filings, other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Triangle at 1200 17th Street, Suite 2600, Denver, CO 80202 or by calling 1-303-260-7125.

Forward-Looking Statements

        This annual report contains certain "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, plans, prospects, financial condition, liquidity and results of operations. Words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "could," "would," "will," "may," "can," "continue," "potential," "likely," "should" and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this annual report that are not statements of historical facts are hereby identified as forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended (the "Securities Act").

        These forward-looking statements include, but are not limited to, statements about:

  •
  Triangle's future capital expenditures and performance;

  •
  anticipated drilling and development;

  •
  drilling results;

  •
  results of acquisitions;

  •
  Triangle's relationships with partners;

  •
  Triangle's plans for RockPile Energy Services, LLC; and

  •
  Triangle's plans for Caliber Midstream Partners, LP.

        These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this annual report in "Risk Factors" and elsewhere, and the risks detailed from time to time in our future SEC reports. Many of the important factors that will determine these results are beyond Triangle's ability to control or predict. Risks and uncertainties that could affect future results include those relating to:

  •
  Triangle's ability to acquire additional leasehold interests or other oil and natural gas properties;

  •
  Triangle's ability to manage growth in its businesses;

  •
  Triangle's ability to control properties we do not operate;

  •
  Triangle's ability to protect against certain liabilities associated with properties;

  •
  lack of diversification;

  •
  substantial capital requirements and access to additional capital;

  •
  competition in the oil and natural gas industry;

  •
  global financial conditions;

  •
  oil and natural gas prices;

  •
  seasonal weather conditions;

  •
  marketing and distribution of oil and natural gas;

  •
  the influence of significant stockholders;

  •
  government regulation of the oil and natural gas industry;

  •
  potential regulation affecting hydraulic fracturing;

  •
  environmental regulations, including climate change regulations;

  •
  uninsured or underinsured risks;

  •
  defects in title to Triangle's oil and natural gas interests;

  •
  changes in the fair value of our derivative instruments; and

  •
  material weaknesses in internal accounting controls.

        You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Triangle does not assume any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

GLOSSARY OF ABBREVIATIONS AND TERMS

        The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

        Basin.    A large natural depression on the earth's surface in which sediments generally brought by water accumulate.

        Bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

        Bcf.    Billion cubic feet of gas.

        Boe.    Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.

        Boepd.    Boe per day.

        Btu.    One British thermal unit—a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

        Completion.    The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

        Condensate.    A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

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

        Development well.    A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

        DSU or drill spacing unit.    An area allotted to a well by regulations or field rules issued by a governmental authority having jurisdiction for the drilling and production of a well.

        Dry hole or dry well.    A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

        Exploratory well.    A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.

        Field.    An area consisting of either a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

        Formation.    A layer of rock which has distinct characteristics that differ from nearby rock.

        Fracturing.    Mechanically inducing a crack or surface of breakage within rock not related to foliation or cleavage in metamorphic rock in order to enhance the permeability of rocks greatly by connecting pores together. See Hydraulic fracturing.

        Gas or natural gas.    The lighter hydrocarbons and associated non-hydrocarbon substances occurring naturally in an underground reservoir, which under atmospheric conditions are essentially gases but may contain liquids.

        GHGs.    Gases, such as carbon dioxide and methane, that when released into the atmosphere contribute to, or are believed to contribute to, global warming. These gases are commonly known as "greenhouse gases."

        Gross acres or gross wells.    The total acres or wells, as the case may be, in which a working interest is owned.

        Horizontal well.    A well that is drilled vertically to a certain depth and then drilled at a right angle within a specific interval.

        Hydraulic fracturing.    A procedure to stimulate production by forcing a mixture of fluid and proppant (usually sand or ceramic material) into the formation under high pressure. This creates artificial fractures in the reservoir rock, which increases permeability and porosity.

        Leases.    Full or partial interests in oil or natural gas properties authorizing the owner of the lease to drill for, produce and sell oil and natural gas in exchange for rental, bonus and/or royalty payments. Leases are generally acquired from private landowners (fee leases) and from federal and state governments on acreage held by them.

        Mbbls.    Thousands of stock tank barrels; used in this report in reference to crude oil or other liquid hydrocarbons.

        Mboe.    Thousand barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.

        Mcf.    Thousand cubic feet of natural gas.

        MMbtu.    One million British Thermal Units.

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

        Natural Gas Liquids or NGLs.    Liquid hydrocarbons that are extracted from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

        Net acres or net wells.    The sum of the fractional working interest owned in gross acres or gross wells, as the case may be.

        Non-operated acreage.    Lease acreage owned by the Company for which another oil and natural gas company serves or is expected to serve as the operator of the wells to be drilled and completed. The oil and natural gas company with the largest working interest in a proposed well usually serves as that well's operator and oversees the well operations on behalf of all the well's working interest owners.

        NYMEX.    New York Mercantile Exchange.

        Overriding royalty.    An interest in the gross revenues or production over and above the landowner's royalty carved out of the working interest and also unencumbered by any expenses of operation, development or maintenance, except for state and local production taxes on the overriding royalty.

        Operated acreage.    Lease acreage owned or controlled by the Company and to be developed with the Company serving as operator of the wells to be drilled and completed thereon.

        Operator.    The individual or company responsible to the working interest owners for the exploration, development and production of an oil or natural gas well or lease.

        Plugging and abandonment.    This term refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface.

        Pooling.    Pooling is a technique used by oil and natural gas development companies to organize an oil or natural gas field.

        Pressure pumping.    Pumping a fluid down a well for the purpose of improving production from the well.

        Productive well.    A well that is found to be capable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

        Proppant.    Particles that are mixed with fracturing fluid to hold fractures open after a hydraulic fracturing treatment. In addition to naturally occurring sand grains, man-made or specially engineered proppants, such as resin-coated sand or high-strength ceramic materials like sintered bauxite, may also be used. Proppant materials are carefully sorted for size and sphericity to provide an efficient conduit for production of fluid from the reservoir to the wellbore.

        Prospect.    A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial quantities of hydrocarbons.

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

        Royalty.    The share paid to the owner of mineral rights, expressed as a percentage of gross income from oil and natural gas produced and sold unencumbered by expenses relating to the drilling, completing and operating of the relevant well, except for state and local production taxes.

        Seismic.    Geophysical data that depicts the subsurface strata.

        Spacing.    The distance between wells producing from the same reservoir. Spacing is often expressed in terms of wells per acres and is often established by regulatory agencies.

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

        Wellbore.    The hole drilled by a bit that is equipped for oil or natural gas production when the well is completed.

        Working interest.    The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

        Zipper fracturing.    The process of hydraulic fracturing two horizontal wells simultaneously. The wells are drilled in the same direction with their laterals spaced a given distance apart. The fracturing operations are then alternated between each of the wells, (e.g. fracturing stage 1 in well #1 and then alternating to stage 1 in well # 2; stage 2 in well #1, stage 2 in well #2, and so on, until all stages are complete in each well). The result is a zipper-like appearance of the fracturing between the two wells.

PART I

        You should read this entire report carefully; including the risks described under Part I, Item 1A. Risk Factors and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. Unless the context otherwise requires, references in this report to "Triangle," the "Company," "we," "us," "our," or "ours" refer to Triangle Petroleum Corporation and its subsidiaries. Our fiscal year end is January 31. The terms fiscal year 2015 ("FY2015"), fiscal year 2014 ("FY2014"), fiscal year 2013 ("FY2013"), and fiscal year 2012 ("FY2012") herein refer to the fiscal years ended January 31, 2015, 2014, 2013, and 2012, respectively.

ITEM 1.    BUSINESS

Company Overview

        We are a growth-oriented, independent energy holding company with three principal lines of business: oil and natural gas exploration, development and production; oilfield services; and midstream services. We conduct these activities in the Williston Basin of North Dakota and Montana through the Company's two principal wholly-owned subsidiaries and our joint venture:

  •
  Triangle USA Petroleum Company ("TUSA") conducts our exploration and production operations by acquiring and developing unconventional shale oil and natural gas resources;

  •
  RockPile Energy Services, LLC ("RockPile") is a provider of hydraulic pressure pumping and complementary well completion and workover services;

  •
  Caliber Midstream Partners, LP ("Caliber") is our 30% owned joint venture with First Reserve Energy Infrastructure Fund ("FREIF"). Caliber currently plans to provide freshwater delivery, produced water transportation and disposal, crude oil gathering and stabilization services, natural gas gathering and processing services.

        Our primary focus at TUSA is to grow our production volumes through the efficient development of our operated Bakken Shale and Three Forks drilling inventory. We completed our first operated well in May 2012. From May 2012 through January 31, 2014, we have completed 47 gross (34.5 net) operated wells. Our average net daily production for FY2014 was 5,286 Boepd, approximately 75% of which was operated production. The growth we have experienced is facilitated by the use of pad drilling, which increases efficiencies while controlling costs and minimizing environmental impact. We also use advanced completion, collection and production techniques designed to optimize reservoir production while reducing costs. Our estimated proved oil and natural gas reserves as of January 31, 2014 totaled 40,314 Mboe (79% oil).

        In an effort to better control key operations, reduce costs, and retain supply chain value in the Williston Basin, which we view as a resource-constrained and cost-heavy basin, we formed RockPile and entered into our 30% owned joint venture arrangement with FREIF to form Caliber. RockPile's services lower our realized well completion costs, and RockPile affords us greater control over completion schedules, quality control and pay cycles. We expect that Caliber will reduce the cost and environmental impacts of trucking oil and water and reduce or eliminate the emissions generated by the flaring of produced natural gas from our operated wells. In addition to providing services to TUSA, RockPile and Caliber are focused on growing their respective businesses through securing independent, third-party contracts.

        Triangle has two reportable operating segments. Our exploration and production operating segment and our oilfield services operating segment are managed separately because of the nature of their products and services. The focus of the exploration and production operating segment is finding and producing oil and natural gas. The focus of the oilfield services operating segment is pressure pumping for both Triangle-operated wells and wells operated by third-parties. See Part II. Item 8.

Consolidated Financial Statements and Supplementary Data, Note 4—Segment Reporting, for additional information on our segments.

        We were incorporated in the State of Nevada on December 11, 2003 under the name Peloton Resources Inc. On May 10, 2005, we changed our name to Triangle Petroleum Corporation. On November 30, 2012, we changed our state of incorporation from Nevada to Delaware.

Strategies

        Our primary objective is to increase stockholder value by converting leasehold positions into proved reserves, production and cash flow at attractive returns on invested capital through a vertically integrated, low cost structure. To achieve these objectives we strive to:

  •
  accelerate drilling, inventory and production growth in the Williston Basin;

  •
  maximize efficiencies and lower costs within our operated units;

  •
  improve cost structure and returns through vertical integration;

  •
  continue to acquire assets and businesses at attractive costs that complement our current businesses;

  •
  continue to focus leasehold efforts on converting non-operated acreage to operated acreage; and

  •
  operate in a safe and environmentally responsible manner.

Recent Events

RockPile Credit Facility

        On March 25, 2014, RockPile entered into a Credit Agreement (the "FY2015 RockPile Credit Agreement") by and among RockPile, as borrower, Citibank, N.A. ("Citi"), as administrative agent and collateral agent, Wells Fargo Bank, National Association ("Wells Fargo"), as joint lead arranger and joint book runner with Citi, and the other lenders party thereto. The FY2015 RockPile Credit Agreement provides for a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to $150.0 million. The credit facility is expected to support RockPile's growth initiatives and enable RockPile to remain self-funded as it contemplates additional investment in the infrastructure and equipment necessary to support broad-based growth across its service lines. A portion of the credit facility proceeds will be utilized to refinance RockPile's existing indebtedness. Neither Triangle nor its non-RockPile subsidiaries act as a guarantor under the FY2015 RockPile Credit Agreement.

Summary of FY2014 Highlights

        During FY2014, we accomplished the following:

  •
  Drilled and completed 27 gross (20.1 net) operated wells, a net well increase of 112% versus FY2013;

  •
  Increased average daily production by approximately 295% year-over-year to 5,286 Boepd;

  •
  Increased proved reserves from approximately 14,637 Mboe at January 31, 2013 to 40,314 Mboe at January 31, 2014, an increase of approximately 175% year-over-year;

  •
  Generated total revenues of $258.7 million, an increase of 326% from FY2013;

  •
  Revenues from oil and gas sales increased from $39.6 million in FY2013 to $160.5 million in FY2014;

    •
    Consolidated revenues from oilfield services increased from $20.7 million in FY2013 to $98.2 million in FY2014;

  •
  Increased net income attributable to common stockholders to $73.5 million for FY2014, or $0.91 per diluted share, an increase of $87.2 million from FY2013;

  •
  Generated cash flow from operating activities of $85.6 million;

  •
  Increased operated DSUs from 92 in FY2013, including 33 in our core area, to 101 in FY2014, including 42 in our core area;

  •
  RockPile completed 31 TUSA wells and 50 third-party wells, as compared to 12 TUSA wells and 5 third party wells in FY2013;

  •
  RockPile deployed into service a second hydraulic fracturing spread and its first wireline unit;

  •
  RockPile acquired Team Well Service, Inc., an operator of well service rigs in North Dakota;

  •
  Connected 31 new wells to the Caliber midstream system; and

  •
  Caliber closed a currently undrawn $200.0 million credit facility secured only by Caliber's assets (no Triangle or FREIF guaranty).

Exploration, Development and Production

Williston Basin—United States

        As of January 31, 2014, we held leasehold interests in approximately 94,000 net acres in the Williston Basin. Approximately 45,000 net acres are located in our core focus area in McKenzie and Williams Counties, North Dakota, which we refer to as our "Core Acreage." Our Core Acreage has high oil saturation, is slightly over-pressured, and has the potential for multiple benches. We operate approximately 30,000 net acres in our Core Acreage. We also hold approximately 49,000 net acres in the Station Prospect located in Sheridan and Roosevelt Counties, Montana, of which we operate approximately 33,000 net acres. The majority of our Williston Basin leaseholds are held primarily under fee leases. These leases typically carry a primary term of three to five years with landowner royalties of approximately 16% to 20%. In most cases, we obtain "paid-up" fee leases, which do not require annual delay rentals.

        As of January 31, 2014, we have completed a total of 47 gross (34.5 net) operated wells in the Williston Basin. As of that date we were running a three-rig drilling program. In the first quarter of FY2015, we added a fourth drilling rig and plan to continue a four-rig program throughout FY2015. During FY2015, we anticipate drilling 48 to 56 gross operated wells and completing 44 to 50 gross operated wells in North Dakota or eastern Montana for completion in the Bakken Shale or Three Forks formations. We target the Middle Bakken formation between the Upper and Lower Bakken Shales at an approximate vertical depth of 10,300 to 11,300 feet. We also target the Three Forks formation, which is present immediately below the Lower Bakken Shale.

        The operations of our non-operated leasehold positions are primarily conducted through agreements with major operators in the Williston Basin, including Oasis Petroleum, Hess Corporation, Continental Resources, Statoil, Newfield Exploration, EOG Resources, XTO Energy, Whiting Petroleum, Slawson Exploration Company and Kodiak Oil & Gas Corporation. These companies are experienced operators in the development of the Bakken Shale and Three Forks formations. Since commencement of drilling in May 2012 through the end of FY2014, we have elected to participate in the drilling of 250 gross (11.7 net) non-operated wells, 203 gross (9.7 net) of which are producing and 47 gross (2.1 net) are in various stages of permitting, drilling or completion.

        Discussed below are key aspects of our drilling program in our Core Acreage:

  •
  Long Laterals.  Based upon our analysis of well costs and the performance from our operated wells and other operators' wells, we believe long laterals (~10,000 feet) in our horizontal wells are better than short laterals (~5,000 feet or less) for wells in our Core Acreage. Although utilizing long laterals is more expensive, we estimate that the additional costs of drilling the longer lateral and adding more fracture stimulation stages is more than offset by the associated incremental increase in oil production cash flows. Accordingly, we plan to continue drilling ~10,000 foot laterals throughout our Core Acreage position.

  •
  Multi-Well Pads.  We typically drill two or more wells per rig visit to each pad. As we continue the development stage of our drilling, we expect the average number of wells drilled per pad to increase. We have designed our initial pads to accommodate the increased number of wells expected on each pad. We plan to continue capitalizing on the many benefits of pad drilling to increase our efficiencies and reduce costs. Pad drilling allows for the reduction of rig mobilization and demobilization costs, the aggregation of necessary infrastructure and distribution of costs for the same. Pad drilling also allows for increased efficiencies and cost savings when completing our wells using techniques such as zipper fracturing. Utilization of zipper fracturing techniques allows the simultaneous completion of two or more wells by alternating perforation and pressure pumping operations. We also perform other simultaneous operations on our well pads, allowing for continuous production from an existing well while drilling and completing activities for another well on the same pad. Pad drilling also reduces the surface footprint of our operations.

  •
  Wellbore Spacing.  Consistent with other operators near our Core Acreage position, we are developing our wellbores on tighter spacing patterns. Our initial test drilling included three wellbores drilled within 600 feet, laterally, of one another in the Middle Bakken formation, and these wells continue to perform well. We currently have seven DSUs with wells spaced within 600 feet, laterally, of one another. These and other tests performed by Triangle and other operators suggest that up to eight Middle Bakken wells can be drilled per DSU without significant communication between wellbores.

  •
  Contiguous Acreage.  Our Core Acreage operated leasehold is largely contiguous and, by virtue of our high working interest and operatorship, we can control the development pace and location of surface facilities. We believe this strategy, combined with pad drilling, Caliber's infrastructure and efficiencies provided by RockPile, should maximize the efficiency of our drilling and completion program and minimize the capital costs of developing our acreage position.

  •
  Acreage Held by Production.  Our drilling activity has resulted in the majority of our operated drilling units being held by production. As a result, we are now able to more systematically plan our drilling and completion activities. This provides increased flexibility in our capital program and allows us to more efficiently develop our leaseholds toward the proper ultimate spacing for each drilling unit.

  •
  Infrastructure.  As of January 31, 2014, we have 54 operated wells, 43 (80%) of which are currently connected to Caliber or third-party midstream pipelines and processing facilities for natural gas liquids, allowing for the reduction of flared volumes and the capture of additional revenue from the liquids-rich gas that is produced with our oil. Caliber has 31 of our operated wells connected to fresh water delivery and 17 operated wells connected to its oil and produced water gathering infrastructure. Most of our Core Acreage will soon be served by similar Caliber or third-party oil and natural gas gathering systems. The majority of our wells are also in the process of being connected to regional oil and natural gas pipelines. Moving produced fluids (oil, natural gas and water) through pipelines eliminates trucking costs and associated environmental disturbance, and mitigates weather related production interruptions. Upon completion of

    Caliber's Medium Haul Pipeline to Alexander, North Dakota, a large portion of our production will have access to various means of transportation to market, which should maximize revenue while minimizing impacts to the environment.

Canada—Nova Scotia

        We also hold leasehold interests in acreage in the Maritimes Basin of Nova Scotia, Canada. Nova Scotia currently has in place a moratorium on hydraulic fracturing and currently does not allow the use of salt water disposal wells. We fully impaired our Nova Scotia leasehold assets as of January 31, 2012. Our Canadian assets are not material to our asset base or development plans.

Reserves

Net Reserves of Crude Oil, Natural Gas and Natural Gas Liquids at Fiscal Year-End 2014, 2013 and 2012

        Approximately 99% of the Company's proved reserves at January 31, 2014 are primarily associated with properties located in our Core Acreage. Our proved reserves are located in the Bakken Shale and Three Forks formations. The table below summarizes our estimates of proved reserves as of January 31, 2014, 2013 and 2012, the estimated projected future cash flows (before income taxes) from those proved reserves, and the PV-10 Value of the proved reserves at January 31, 2014, 2013 and 2012:

	As of January 31,
	2014	2013	2012
Proved developed:
Oil (Mbbls)	13,734	4,985	538
Natural gas (MMcf)	10,930	5,906	202
NGL (Mbbls)	1,440	—	—
Proved undeveloped:
Oil (Mbbls)	18,182	7,555	827
Natural gas (MMcf)	15,574	6,679	472
NGL (Mbbls)	2,541	—	—
Total proved oil reserves (Mbbls)	31,916	12,540	1,365
Total proved natural gas reserves (MMcf)	26,504	12,585	674
Total proved NGL reserves (Mbbls)	3,981	—	—
Total proved oil, NGL and natural gas reserves (Mboe)	40,314	14,637	1,477
PV-10 Values (in thousands) of proved reserves:
PV-10 Value of proved developed reserves	$471,764	$165,484	$19,393
PV-10 Value of proved undeveloped reserves	$206,141	$59,377	$10,035
PV-10 Value of total proved reserves	$677,905	$224,861	$29,428

        The increase in our total proved reserves in FY2014 of 25,677 Mboe resulted primarily from our drilling and completion activity on the Bakken and Three Forks formations properties. As a result of our drilling program, we increased the number of proved undeveloped ("PUD") locations from 59 gross (19.8 net) at fiscal year-end 2013 to 104 gross (52.5 net) at fiscal year-end 2014. These PUD locations offset our existing producing wells or are located in drill spacing units that offset producing wells.

        In estimating proved reserves, Triangle used the SEC definition of proved reserves. Projected future cash flows were based on economic and operating conditions as of the respective January 31st estimation date except that future commodity prices used in the projections reflected a simple average of prices for the well or property on the first day of each of the twelve months in the fiscal year ended on the estimation date. Prices of $97.49 per Bbl for oil, $54.25 per barrel for natural gas liquids, and $3.73 per MMbtu for natural gas were adjusted for regional price differentials and other factors to arrive at prices of $93.09 per Bbl for oil, $44.10 per barrel for natural gas liquids, and $3.99 per Mcf for natural gas, which were used in the calculation of proved reserves at January 31, 2014.

        Volumes of reserves that will actually be recovered and cash flows that will actually be received from production may differ significantly from the proved reserve estimates and the related projected cash flows, respectively. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of, among other things, the quality of available data, and engineering and geological interpretation and judgment. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities that are ultimately recovered.

        The following table reconciles (a) the standardized measure of discounted future net cash flows related to our proved oil and natural gas reserves ("Standardized Measure"), a measure calculated in accordance with generally accepted accounting principles ("GAAP") to (b) the PV-10 Value (a non-GAAP financial measure) of our proved reserves. The difference is due to the fact that PV-10 Value excludes the impact of income taxes.

	As of January 31,
(in thousands)	2014	2013	2012
Standardized Measure, for total proved reserves	$573,235	$211,352	$29,428
Add back: Discounting at 10% per annum	690,564	297,653	26,246

Future cash flow, after income taxes	1,263,799	509,005	55,674
Add: future undiscounted income taxes	364,340	87,313	—

Undiscounted future net cash flows before taxes	1,628,139	596,318	55,674
Less: Discounting at 10% per annum	(950,234)	(371,457)	(26,246)

PV-10 Value of total proved oil and natural gas reserves	$677,905	$224,861	$29,428

        The Standardized Measure is presented more fully and discussed further in Part II. Item 8. Consolidated Financial Statements and Supplementary Data, Note 24—Unaudited Supplemental Oil and Natural Gas Disclosures.

Proved Undeveloped Reserves

        At January 31, 2014, we estimated proved undeveloped reserves of 23,319 Mboe, which represents 58% of our total proved reserves as compared to 8,668 Mboe or 59% of our total proved reserves at January 31, 2013. In connection with our drilling and completion program, we incurred approximately $74.9 million (averaging $9.4 million per net well) related to the conversion of 3,701 Mboe (32 gross wells, 7.9 net wells) from proved undeveloped reserves to proved developed reserves.

        Changes in our proved undeveloped reserves are summarized in the following table:

	Mboe	Gross Wells	Net Wells
At January 31, 2013	8,668	59	19.8
Became developed reserves in fiscal year 2014	(3,701)	(32)	(7.9)
Traded for net acres in other drill spacing units	(353)	(4)	(0.8)
Negative revisions	(31)	—	—
Positive revisions	115	—	—
Acquisitions	5,466	13	11.8
Extensions and discoveries of proved reserves	13,155	68	29.6

At January 31, 2014	23,319	104	52.5

        For proved undeveloped locations at January 31, 2014, the following table provides further information on the timing and status of operated and non-operated locations:

		Development Wells
	PUD Locations
		Gross	Net
Proved undeveloped locations:
For which Triangle operated wells are to be drilled and completed by December 31, 2018	85	85	51.3
For which non-operated wells were in-progress at January 31, 2014 and are expected to be completed in fiscal year 2015	2	2	—
That are non-operated wells with drilling permits	2	2	0.2
That are non-operated wells to be drilled by July 31, 2016	15	15	1.0

Total	104	104	52.5

        At January 31, 2014, we have no proved undeveloped reserves that are scheduled for development five years or more beyond the date the reserves were initially recorded.

Reserve Estimation Methods

        The process of estimating proved reserves involves exercising professional judgment to select estimation method(s) within three categories: (1) performance-based methods, (2) volumetric-based methods, and (3) analogy. The selection of estimation method(s) considers (i) the geoscience and engineering data available at the time, (ii) the established or anticipated performance characteristics of the reservoir being evaluated, and (iii) the development stage and production history of the well, property or field.

        For proved reserves estimated at January 31, 2014 and 2013, Triangle's Senior Reservoir Engineer used the following general estimation methods:

  •
  Proved producing reserves attributable to producing wells were estimated by performance methods or by analogy. Performance methods included decline curve analysis, which utilized extrapolation of historical production through the estimation date where such historical data was considered to be definitive. Where such historical data was insufficient for extrapolation, the analogy method was used.

  •
  Proved undeveloped reserves were estimated by the analogy method.

Internal Controls over Reserve Estimation

        The Company engaged Cawley, Gillespie & Associates, Inc. ("Cawley Gillespie"), an independent petroleum engineering firm, to perform an audit of Triangle's internal estimates of proved reserves. Cawley Gillespie's FY2014 year-end reserves audit report was prepared based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provide to them. The internal reserve estimates and supporting schedules are prepared by our Reserve Engineer and reviewed by management prior to being provided to Cawley Gillespie.

        Cawley Gillespie's FY2014 year-end reserves audit report (filed as Exhibit 99.1 to this annual report) states that Cawley Gillespie is a Texas Registered Engineering Firm (F-693), made up of independent Registered Professional Engineers and Geologists. The firm has provided petroleum consulting services to the oil and gas industry for over 50 years. This audit was supervised by Mr. W. Todd Brooker, Senior Vice President at Cawley Gillespie and a State of Texas Licensed Professional Engineer (License #83462). Mr. Brooker received his Bachelor of Science degree in Petroleum Engineering from the University of Texas at Austin in 1989, and joined Cawley Gillespie as a Reservoir Engineer in 1992.

Developed and Undeveloped Acreage

        As of January 31, 2014, we had approximately 2,667 lease agreements representing approximately 217,377 gross (93,552 net) acres in the Williston Basin of North Dakota and Montana. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
North Dakota	94,721	31,323	40,879	9,188	135,600	40,511
Montana	1,176	406	80,601	52,635	81,777	53,041

Total	95,897	31,729	121,480	61,823	217,377	93,552

        We are subject to lease expirations if we or the operator of our non-operated acreage do not commence the development of operations within the agreed terms of our leases. All of our leases for undeveloped acreage will expire at the end of their respective primary terms except for leases where we (i) make extension payment(s) under the lease terms, (ii) renew the existing lease, (iii) establish commercial production in paying quantities, or (iv) trigger some other "savings clause" in the relevant lease. We expect to establish production from most of our acreage prior to expiration of the applicable lease. However, there can be no guarantee we will do so.

        The table below shows by future fiscal year (i) costs of available lease extensions, (ii) net acres expiring without lease extensions, and (iii) net acres expiring with lease extensions (assuming the leases are not developed and held by production):

		Net Acres Expiring
Fiscal Year	Future Extension Costs (in thousands)	If No Extensions	With All Extensions
2015	$1,832	20,458	12,673
2016	$215	18,710	19,752
2017	$—	18,894	24,560
2018	$—	353	1,430
2019	$—	—	—
Thereafter	$—	197	197

Total	$2,047	58,612	58,612

Already extended		—	—

		58,612	58,612
Held by production		3,211	3,211

Total Undeveloped Net Acres		61,823	61,823

        The table above shows that, with all currently allowed extensions, 12,673 net acres would expire in FY2015 if no drilling occurs or other actions are taken to further extend the lease life. We anticipate that approximately 8,610 net acres will expire in FY2015, of which approximately 185 acres are in our Core Acreage. However, we are taking steps to minimize expirations of those leaseholds we believe are accretive to our drilling and development program.

Drilling and Other Exploratory and Development Activities

        The following table presents the gross and net number of exploration wells and development wells drilled in the U.S. during fiscal years 2014, 2013 and 2012, based on the date of first sales or capable of selling. There was no drilling activity in Canada during the same periods. The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. Well completion refers to installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned after little or no production.

	Fiscal Year 2014		Fiscal Year 2013		Fiscal Year 2012
	Gross	Net	Gross	Net	Gross	Net
Productive exploratory wells:
Operated by Triangle	9	7.2	6	3.2	—	—
Operated by others	37	2.0	41	0.6	50	2.1

Total	46	9.2	47	3.8	50	2.1

Dry exploratory wells	—	—	1	—	—	—
Productive development wells:
Operated by Triangle	22	16.3	10	6.9	—	—
Operated by others	44	2.6	14	0.7	11	0.6

Total	66	18.9	24	7.6	11	0.6

Dry development wells	—	—	—	—	—	—

Total productive wells	112	28.1	71	11.4	61	2.7

        As of January 31, 2014, we had 257 gross productive wells and 50 net productive wells, all located in North Dakota except for one well located in Roosevelt County, Montana. None of our gross productive wells had multiple completions. Our count of productive wells does not include wells that were awaiting completion, in the process of completion, or awaiting flowback subsequent to fracture stimulation as of that date. We have not participated in any wells targeting natural gas reserves.

Costs Incurred and Capitalized Costs

        The table below present costs incurred in oil and natural gas acquisition, exploration and development activities in the U.S. during fiscal years 2014, 2013 and 2012. There were no such costs in Canada in those periods.

(in thousands)	2014	2013	2012
Property acquisition	$121,578	$21,193	$87,226
Exploration	96,731	55,583	40,728
Development	216,046	91,666	4,706

Total	$434,355	$168,442	$132,660

        We anticipate our unproved properties and properties under development costs at January 31, 2014 of $121.4 million will be included in the amortization computation over the next five years. We are unable to predict the future impact on amortization rates.

Oilfield Services

        RockPile, our wholly-owned subsidiary initially capitalized in October 2011, is a provider of hydraulic oilfield and complementary well completion services to oil and natural gas exploration and production companies in the Williston Basin. RockPile purchased its first set of equipment, collectively known as a "spread", in the first half of 2012. RockPile's first spread commenced 12-hour operations in July 2012 and 24-hour operations in September 2012. RockPile commenced 24-hour operations with a second spread in July 2013 and anticipates delivery of its third spread in the second quarter of FY2015. RockPile's management team has extensive experience providing oilfield services in the Williston Basin.

        RockPile provides a variety of oilfield services including, but not limited to, pressure pumping, wireline, perforating, pumping and pump rental. The use of these services lowers our realized well completion costs and affords us greater control over completion schedules, quality control and pay cycles. In FY2014, RockPile increased year-over-year completions by approximately 376%, completing 31 TUSA operated wells and 50 third-party wells, as compared to 12 TUSA operated wells and five third-party wells in FY2013. RockPile contributed $98.2 million to our revenue for the year ended January 31, 2014. We believe that the breadth of RockPile's services and the experience and expertise of their personnel give it a competitive advantage relative to many of its competitors in the region.

        RockPile's customers use hydraulic fracturing or pressure pumping services to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of hydrocarbons. Hydraulic fracturing involves pumping fluid down a well casing or tubing at sufficient pressure to cause the underground producing formation to fracture, allowing the oil or natural gas to flow more freely. A propping agent, or proppant, is suspended in the fracturing fluid and pumped into the fractures created by the fracturing process in the underground formation to prop the fractures open. Proppants generally consist of sand, bauxite, resin-coated sand or ceramic particles and other engineered proprietary materials. The extremely high pressure required to stimulate wells in the regions in which we operate presents a challenging environment for achieving a successfully fractured horizontal well. As a result, an important element of the services RockPile provides to producers is assisting with well completion design, which includes determining the proper fluid, proppant and injection specifications to maximize production.

        In addition, RockPile's workover rig division provides intervention and remedial services such as drill out, clean outs, installation and replacement of pumps, packers and frac strings, swabbing, and well repair and maintenance. As the Williston Basin matures, demand for remedial service is also expected to increase.

        RockPile has historically operated exclusively in the Williston Basin. While RockPile expects that the Williston Basin will remain the focus of its operations, it is currently evaluating opportunities in other areas.

Midstream Services

        Caliber is an energy infrastructure joint venture that provides variety of services including fresh water delivery, produced water transportation and disposal, crude oil gathering and stabilization, and natural gas gathering and processing, to us and other operating exploration and production companies in the Williston Basin. Caliber was created in October 2012, and capitalized through initial funding commitments of $100.0 million in equity capital contributions ($70.0 million from FREIF, $30.0 million from Triangle). In September 2013, FREIF committed an additional $80.0 million in equity capital contributions. Caliber is managed and governed by its general partner, Caliber Midstream GP, LLC, of which FREIF and Triangle each own a 50% non-economic interest and share governance equally. We currently hold a 30% economic interest in Caliber.

        Caliber's midstream operations are currently located in McKenzie County, North Dakota, but it plans to expand its operations across the Williston Basin. We have connected 31 of our operated wells to Caliber's midstream system. We expect to have over 80 of our operated wells in McKenzie County connected to Caliber's midstream system by the end of FY2015. Our investment in Caliber is approximately $68.5 million, which includes our initial investment of $30.0 million and our share of Caliber's net income, equity investment derivatives (at fair value), less cash distributions. Caliber's net income totaled approximately $7.3 million for FY2014, and Triangle's share of Caliber's net income totaled approximately $2.2 million. After elimination of intra-company profits related to Caliber's provision of services to our operated wells, we recognized no consolidated income from Caliber in FY2014.

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

	For the fiscal years ended January 31,
	2014	2013	2012
Net Sales Volume
Oil (Bbls)	1,754,375	451,784	92,694
Natural gas (Mcf)	626,447	188,044	11,758
Natural gas liquids (Bbls)	70,477	5,054	216
Total equivalent barrels	1,929,260	488,179	94,870
Average Sales Price Per Unit
Oil price (per Bbl)	$88.07	$85.29	$86.40
Natural gas price (per Mcf)	$4.39	$4.78	$9.10
Natural gas liquids price (per Bbl)	$46.72	$36.01	$92.59
Weighted average price (per Boe)	$83.22	$81.15	$85.76
Production tax (per Boe)	$9.33	$9.20	$9.44
Lease operating expenses (per Boe)	$7.49	$7.11	$9.50
Gathering, transportation and processing (per Boe)	$2.23	$0.31	$0.23

        Sales from our operated wells began in May 2012. Our net sales volumes from operated wells totaled 1,341 Mbbls of oil for FY2014. We expect to begin selling crude oil, natural gas liquids and natural gas through delivery points on Caliber's gathering system in FY2015.

Significant Customers

Oil, Natural Gas and Natural Gas Liquids Customers

        In the U.S., sales of produced crude oil, natural gas and natural gas liquids are made at negotiated prices. Of our $160.5 million in revenues from oil and gas sales in FY2014, $154.5 million is revenue from sales of crude oil, and of that approximately $117.5 million is our share of revenue from sales of crude oil from the 54 wells we operated.

        For wells that we operate, oil production has been sold at the wellhead, or a location nearby, under short term agreements with several purchasers. While the pricing terms of these agreements vary by purchaser, they all reflect a price determined by the current NYMEX West Texas Intermediate contract, less a discount that is either calculated, fixed, or a combination of calculated and fixed.

        We sell our oil, natural gas and NGLs to multiple customers. In FY2014, we made sales of operated well production directly to five oil purchasers, one NGL purchaser and one natural gas purchaser. In FY2014, we had revenues from two customers (both crude oil purchasers) that exceeded 10% of our $258.7 million in total revenues in FY2014. For one customer, our FY2014 revenues were approximately $83.1 million. For the second customer, our FY2014 revenues were approximately $63.9 million. We also have sales through unrelated operators of wells in which we have revenue interests.

        We do not believe the loss of any single customer would have a material adverse effect on our Company since there are numerous potential purchasers of our production. We regularly monitor the credit worthiness of customers and may require parental guarantees, letters of credit or prepayments when deemed necessary.

        For our economic interests in wells operated by third-parties, substantially all of our sales of crude oil, NGL and natural gas in fiscal years 2014, 2013 and 2012 were sold through arrangements made by the operators and at sales points at or close to the producing wells. These third-party operators include a variety of exploration and production companies ranging from large publicly-traded companies to small privately-owned companies. For our economic interests in wells operated by third-parties, we have the right to take and sell our proportionate share of production, rather than have the operator arrange such sale; however, we did not do so in fiscal years 2014, 2013 or 2012. The operators collect the sales proceeds and pass on to us our proportionate share of sales, net of severance taxes and royalties paid either by the purchaser or the operator on our behalf.

Pressure Pumping Customers

        The ability of RockPile to acquire and retain business depends substantially upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells and the number of well completions. These factors can be affected by changes in commodities prices, the overall economic environment, and industry trends and technological advancements. RockPile's principal customers consist of independent oil and natural gas producers in need of horizontal well completion and oilfield services in western North Dakota and eastern Montana. During FY2014, RockPile provided pressure pumping services for 31 wells operated by TUSA and 50 wells operated by third parties. We do not believe that the loss of any single customer would have a material adverse effect on our Company since there are numerous operators in the Williston Basin in need of pressure pumping and related services.

Delivery Commitments

        In October 2012, TUSA entered into two midstream services agreements with Caliber North Dakota LLC ("Caliber North Dakota"); one for crude oil gathering, stabilization, treating and redelivery, and one for (i) natural gas compression, gathering, dehydration, processing and redelivery; (ii) produced water transportation and disposal services; and (iii) fresh water transportation for TUSA's oil and natural gas completion and production operations. Under the agreements, TUSA committed to deliver minimum monthly revenues derived from the fees paid by TUSA to Caliber for volumes of oil, natural gas, produced water, and fresh water for a primary term of 15 years beginning on the in-service date of the Caliber facilities (the date that the Caliber North Dakota central facility has been substantially completed and has commenced commercial operation, estimated to occur in the first quarter of FY2015). On September 12, 2013, TUSA and Caliber North Dakota amended and restated the two agreements. Under the amended and restated agreements, TUSA maintained the revenue commitments included in the original agreements and added a commitment to deliver additional minimum monthly revenues derived from the fees paid by TUSA to Caliber North Dakota related to an increased acreage dedication and increased firm volume commitment. The additional minimum monthly revenue commitments will commence on the in-service date of certain incremental Caliber North Dakota facilities (estimated to occur in the second quarter of FY2015). The minimum commitment over the term of the agreements is $405.0 million. Also on September 12, 2013, TUSA and Caliber Measurement Services LLC ("Caliber Measurement") entered into a gathering services agreement pursuant to which Caliber Measurement will provide certain gathering-related measurement services to TUSA.

Competitors

        In the Williston Basin, TUSA competes with a number of larger public and private exploration and production companies such as Continental Resources, Statoil, Kodiak Oil & Gas Corporation, Enerplus Resources Corporation, Oasis Petroleum, Newfield Exploration and Whiting Petroleum. Many of our competitors possess significantly more personnel and experience in the Williston Basin and greater access to capital resources than we do. Such companies may be able to define, evaluate, bid for and purchase a greater number of properties and exploratory prospects than the Company's financial or human resources permit.

        RockPile's competition includes large integrated oilfield services companies, a significant number of regional competitors, and a limited number of smaller service companies. RockPile's competitors include, but are not limited to, Halliburton, Schlumberger and Baker Hughes.

        Caliber competes with both large and small-scale pipeline operators, producer-owned midstream systems, as well as trucking companies and other oilfield services companies.

Seasonality

        Due to United States refineries having to import most of their crude oil, there is little seasonality in the demand for crude oil produced in North Dakota. Oil prices in North Dakota are impacted more by global oil demand and by the availability of crude oil transportation capacity and related services and infrastructure. Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or cool summers sometime lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during lower demand periods, which can lessen seasonal demand fluctuations.

        Certain of our drilling, completion, and other operations are subject to seasonal limitations. Our operations are conducted in areas subject to extreme weather conditions during certain parts of the year, primarily in the winter and the spring. During these periods, drilling, completion, and other operations can be delayed because of cold, snow, and other winter weather conditions. Additionally, certain state and local governments in our area of operations have enacted "frost laws" to protect their roadways during the spring as the ground thaws and makes the roads unstable. Passage over certain county roads is restricted by weight. For state roads, additional fees are required to obtain over-the-road permits. Frost laws result in logistical challenges that could potentially result in temporary interruptions in our operations. Complications from adverse weather conditions are one reason why we are in the process of having future crude oil, natural gas and produced water transported away from the wellhead by Caliber's pipeline, rather than by truck, for our operated wells.

        We do not currently believe that seasonal fluctuations will have a material impact on our performance.

Governmental Regulation

        Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax, and other laws and regulations relating to the oil and natural gas industry. Governmental authorities have the power to enforce compliance with these laws and regulations, and violations are subject to injunctive action, as well as administrative, civil and criminal penalties. The effects of these laws and regulations, as well as other laws or regulations that may be adopted in the future, could have a material adverse impact on our business, financial condition and results of operations. In view of the many uncertainties with respect to future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

        We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations are generally no more restrictive on our operations than they are on other similar companies in the oil and natural gas industry.

Environmental Laws and Regulations

        Like the oil and natural gas industry in general, our properties are subject to extensive and changing federal, state, and local laws and regulations designed to protect and preserve natural resources and the environment. The recent trend in environmental legislation and regulation affecting the oil and natural gas industry is generally toward stricter standards, and this trend is likely to continue. These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, especially in wilderness areas and areas with endangered or threatened plant or animal species; impose restrictions on construction, drilling, and other exploration and production activities; regulate air emissions, wastewater, and other production and waste streams from our operations; impose substantial liabilities for pollution that may result from our operations; and require the reclamation of certain lands.

        The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities, and in some cases private parties, have the power to enforce compliance with environmental regulations, and violations are subject to fines, compliance orders, and other enforcement actions. We are not aware of any material noncompliance with applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with applicable environmental requirements. However, given the complex regulatory requirements applicable to our operations, and the rapidly changing nature of environmental laws in our industry, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or resolve potential violations could be significant.

Waste Disposal and Contamination Issues

        The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund law," and comparable state laws may impose strict, joint, and several liability, without regard to fault, on classes of persons responsible for the release of CERCLA "hazardous substances" into the environment. These persons include the current and former owners and operators of the site where a release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance at a site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances released into the environment and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Such claims may be filed under CERCLA, as well as state common law theories, or state laws that are modeled after CERCLA. In the course of our operations, we generate waste that may fall within CERCLA's definition of "hazardous substances." Therefore, governmental agencies or third parties could seek to hold us responsible for all or part of the costs to clean up a site at which such hazardous substances may have been released, or other damages resulting from a release.

        The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management, storage, treatment, disposal, and cleanup of solid and hazardous waste, and authorize substantial fines and penalties for noncompliance. Drilling fluids, produced waters and many of the other wastes associated with the exploration, development, and production of oil or gas currently are exempt under federal law from regulation as RCRA "hazardous" wastes and instead are regulated as non-hazardous "solid" wastes. It is possible, however, that oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our operating expenses, which could have a material adverse effect on the results of operations and financial position. Also, in the course of operations, we generate some amounts of industrial wastes, such as paint wastes, waste solvents, and waste oils, that may be regulated as hazardous wastes under RCRA and comparable state laws and regulations.

Regulation of Discharges to Water and Water Supplies

        The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), and analogous state laws, impose restrictions and strict controls on the discharge of "pollutants" into waters of the United States, including wetlands, without appropriate permits. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Pollutants under the Clean Water Act are defined to include produced water and sand, drilling fluids, drill cuttings, and other substances related to the oil and natural gas industry. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for unauthorized discharges or noncompliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. They also can impose substantial liability for the costs of removal or remediation associated with discharges of oil, hazardous substances, or other pollutants.

        The Clean Water Act also regulates stormwater discharges from industrial properties and construction sites, and requires separate permits and implementation of a Stormwater Pollution Prevention Plan ("SWPPP") establishing best management practices, training, and periodic monitoring of covered activities. Certain operations are also required to develop and implement Spill Prevention, Control, and Countermeasure ("SPCC") plans or facility response plans to address potential oil spills.

        Our underground injection operations are subject to the federal Safe Drinking Water Act, as well as analogous state laws and regulations. Under Part C of the Safe Drinking Water Act, the Environmental Protection Agency ("EPA") established the Underground Injection Control ("UIC") program, which established the minimum program requirements for state programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, recordkeeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Federal and state regulations require permits from applicable regulatory agencies to operate underground injection wells. In addition, concerns regarding the underground disposal of produced water into Class II UIC wells, including concerns regarding seismic consequences, may result in stricter regulation and increased costs associated with oil and natural gas wastewater disposal.

Oil Spill Regulation

        The BP crude oil spill in the Gulf of Mexico and generally heightened industry scrutiny has resulted and may result in new state and federal safety and environmental laws, regulations, guidelines, and enforcement interpretations relating to water protection and specifically to oil spill prevention and enforcement. The Oil Pollution Act of 1990 ("OPA"), augments the Clean Water Act and imposes strict liability for owners and operators of facilities that are the source of a release of oil into waters of the United States. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. For example, operators of oil and gas facilities must develop, implement, and maintain facility response plans, conduct annual spill training for employees, and provide varying degrees of financial assurance to cover costs that could be incurred in responding to oil spills. In addition, owners and operators of oil and gas facilities may be subject to liability for cleanup costs and natural resource damages as well as a variety of public and private damages resulting from oil spills.

        These and similar state laws also govern the management and disposal of produced waters from our extraction process. Currently, wastewater associated with oil and natural gas production from shale formations is prohibited from being directly discharged to waterways and other waters of the United States. While some of our wastewater is reused or re-injected, a significant amount still requires disposal. As a result, some wastewater is transported to third-party treatment plants. In October 2011, citing concerns that third-party treatment plants may not be properly equipped to handle wastewater from shale gas operations, the EPA announced that it will consider federal pre-treatment standards for these wastewaters. Proposed standards are expected in 2014. We cannot predict the EPA's future actions in this regard, but increased and more stringent future regulation of produced waters or other waste streams could have a material impact on our operations.

        Our operations also could be adversely impacted if we are unable to locate sufficient amounts of water, or dispose of or recycle water, used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage, may lead to water constraints and supply concerns (particularly in some parts of the country).

Air Emissions and Climate Change

        The federal Clean Air Act and implementing state air quality laws and regulations impose permit requirements, operational restrictions, and emission control requirements on certain sources of emissions used in our operations. In August 2012, the EPA published final New Source Performance Standards ("NSPS") and National Emissions Standards for Hazardous Air Pollutants ("NESHAPs") that amend existing NSPS and NESHAPs applicable to the oil and natural gas industry and create new air quality-related standards for oil and natural gas production, transmission, and distribution facilities. The standards established new requirements for emissions from compressors, dehydrators, storage tanks, and other production equipment, as well as more stringent leak-detection requirements for natural gas processing plants. Importantly, these standards include requirements for hydraulically fractured natural gas wells and apply to newly drilled and fractured natural gas wells, as well as existing natural gas wells that are refractured. The EPA received numerous requests for reconsideration of these standards from both the industry and the environmental community, as well as court challenges to the standards. In September 2013, the EPA issued revised standards largely focused on storage tank requirements. The revised standards were responsive to some, but not all, industry concerns. Although most of the requirements of the new regulations applicable to hydraulically fractured natural gas wells do not become effective until 2015, other requirements of these new and revised standards may require us to modify our current facilities and operations and may increase future costs of our operations. In addition, the EPA currently is reconsidering other portions of the standards that may broaden the scope of the regulations or otherwise require us to modify our current facilities and operations and may increase future costs of our operations.

        After the United States Supreme Court's holding in Massachusetts v. EPA that carbon dioxide, methane, and other greenhouse gases ("GHGs") fall under the Clean Air Act's definition of "air pollutant," the EPA issued a notice of finding and determination that emissions of GHGs present an endangerment to human health and the environment, which allows the EPA to regulate GHG emissions under existing provisions of the Clean Air Act. Although a decision from the United States Supreme Court regarding the scope of the EPA's authority to regulate GHGs from stationary sources is expected in June 2014, the EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered, and may in the future consider, "cap and trade" legislation that would establish an economy-wide cap on GHG emissions in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs.

        A number of states also have taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or regional cap-and-trade programs, but we do not currently conduct business in those states. For example, although we do not currently operate in Colorado, in 2014, the Colorado Air Quality Control Commission adopted the nation's first rules targeting GHG emissions (i.e., methane) from upstream oil and gas operations. These new Colorado rules could serve as a regulatory model for other states, including Montana or North Dakota, or for the federal government. Canada, where we also hold oil and natural gas leases, also is implementing laws concerning GHG emissions. On March 28, 2014, the Obama administration announced that in the spring of 2014, the EPA will assess several sources of methane and other emissions from the oil and gas sector. In the fall of 2014, the EPA is expected to determine how to pursue further methane reductions from these sectors. If the EPA decides to develop additional regulations, it plans to complete those regulations by the end of 2016. The administration also announced that it will identify "downstream" methane reduction opportunities at some point in the future. Later this year, the Bureau of Land Management ("BLM) will propose updated standards to reduce venting and flaring from oil and gas production on public lands. Finally, there has been significant focus on the flaring of natural gas in the Williston Basin. Increased regulatory pressure or litigation regarding flaring or reduction of methane emissions could affect our operations or increase future costs of our operations.

        Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs or flaring likely would require us to incur increased operating costs and could have an adverse effect on demand for our production. These or future federal, state, regional or international monitoring or regulatory requirements relating to climate change could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations, or adversely affect demand for the oil and natural gas we produce.

Regulation of Hydraulic Fracturing

        Hydraulic fracturing, commonly known as "fracing," is the primary well-completion method used in the Bakken Shale and Three Forks formations. Hydraulic fracturing is a process that creates fractures extending from the wellbore into a rock formation that enables oil or natural gas to move more easily through the otherwise impermeable rock to a production well. Fractures typically are created through the injection of water, chemicals, and sand (or some other type of "proppant") into the rock formation. Although hydraulic fracturing has been an accepted practice in the oil and natural gas industry for many years, its use has dramatically increased in the last decade, and concerns over its potential environmental effects have received increasing attention from regulators and the public. Several federal agencies, including the EPA, recently have asserted potential regulatory authority over hydraulic fracturing, and the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with the results of the study anticipated to be available for review in 2014. Moreover, the EPA also is studying the potential impact of wastewater derived from hydraulic fracturing activities and by 2014 plans to propose standards that such wastewater must meet before being transported to a treatment plant. In May 2013, the BLM published a supplemental notice of proposed rulemaking that would regulate hydraulic fracturing on federal and Indian lands, replacing a prior draft of proposed rulemaking issued by the agency in May 2012. Among other things, the revised proposed rule would continue to require public disclosure of certain chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in hydraulic fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. In addition, Congress has considered, and may in the future consider, legislation that would amend the Safe Drinking Water Act to encompass hydraulic fracturing activities. In the past, such proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the hydraulic fracturing process, and meet plugging and abandonment requirements. Some states already have adopted, and other states are considering adopting, requirements that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, Montana and North Dakota have enacted regulations requiring operators to disclose information about hydraulic fracturing fluids on a well-by-well basis, and require specific construction and testing requirements for wells that will be hydraulically fractured. In addition, in Montana, operators generally must obtain approval from the state before hydraulic fracturing occurs and submit a report after the work is completed. Some states, municipalities, and other local governmental bodies also have purported to regulate, and in some cases prohibit, hydraulic fracturing activities. For example, Nova Scotia currently has in place a moratorium on hydraulic fracturing and Vermont has banned the use of the technology.

        Finally, the EPA is moving forward with Toxic Substances Control Act ("TSCA") rulemaking, which will collect expansive information on the chemicals used in hydraulic fracturing fluid, including health-related data, from chemical manufacturers and processors. The EPA expects to issue an Advance Notice of Proposed Rulemaking ("ANPRM") in 2014. The TSCA rulemaking follows the general trend of increased disclosure and transparency associated with the chemicals used in hydraulic fracturing among the various states (e.g., North Dakota), including widespread participation by industry in a publicly searchable registry website developed and maintained by the Ground Water Protection Council ("FracFocus"). All of these initiatives present significant, but uncertain, risk of additional regulation of the oil and natural gas industry. As discussed in Note 5—Oil and Natural Gas Properties in the accompanying consolidated financial statements, Nova Scotia, where we own oil and natural gas properties, is currently evaluating how hydraulic fracturing should be regulated and does not allow the use of salt water disposal wells.

        In addition, concerns have been raised about the potential for earthquakes associated with disposal of produced waters into Class II UIC wells. The EPA's current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. We cannot predict the EPA's future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to UIC disposal activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells.

Regulation of Production of Natural Gas and Oil

        The production of natural gas and oil is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of natural gas and oil properties, and the regulation of well spacing or density. The effect of these regulations is to limit the amount of natural gas and oil that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations, or to have reductions in well spacing or density. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

        The states in which we operate also regulate drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintenance of bonding requirements in order to drill or operate wells, and limits on the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells.

        The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation of Transportation and Sales of Natural Gas

        The transportation and sale for resale of natural gas in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. Although FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

        The Domenici Barton Energy Policy Act of 2005, or EP Act of 2005, amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provided FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increased FERC's civil penalty authority under the NGPA to $1.0 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful to: (1) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704.

        On December 26, 2007, FERC issued Order No. 704, a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing. Under Order No. 704, wholesale buyers and sellers of more than 2.2 million MMbtus of physical natural gas in the previous calendar year, including natural gas gatherers and marketers, are now required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with FERC's policy statement on price reporting.

        Gathering services, which occur upstream of jurisdictional transmission services, are regulated by the states onshore and in state waters. In some cases, FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting gas to point of sale locations. State regulation of natural gas gathering facilities generally include various safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although nondiscriminatory-take regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

        Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although the FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline's status as a gatherer not subject to regulation as a natural gas company. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts or Congress.

        Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

        The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

        Our sales of natural gas are also subject to requirements under the Commodity Exchange Act, or CEA, and regulations promulgated thereunder by the Commodity Futures Trading Commission, or CFTC. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering, or causing to be delivered, false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity.

        Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines, and we cannot predict what future action FERC will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other producers, gatherers and marketers with which we compete.

Employees

        As of January 31, 2014, we had 332 full time employees compared to 132 full time employees at January 31, 2013. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages.

Offices

        We maintain our principal office at 1200 17th Street, Suite 2600, Denver, Colorado, 80202, and our telephone number is (303) 260-7125. We also own or lease field offices and facilities in North Dakota.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors and all other information contained in this annual report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should also refer to the other information contained in this annual report, including the Forward-Looking Statements section in Item 1, our consolidated financial statements and the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business. Except where the context otherwise indicates, references in this section to "we," "our," "ours," and "us" includes our subsidiaries and our interest in Caliber.

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

        Declines in the prices we receive for our production adversely affect many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth and the carrying value of our properties, all of which depend primarily or in part upon those prices. Declines in the prices we receive for our production also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. In addition, declines in prices reduce the amount of oil and natural gas that we can produce economically and the expected cash flows from that production and, as a result, adversely affect the quantity and present value of proved reserves. Among other things, a reduction in our reserves can limit the capital available to us, as the maximum amount of available borrowing under TUSA's revolving credit facility is, and the availability of other sources of capital likely will be, based to a significant degree on the estimated quantity and present value of those reserves. Declines in prices would also reduce the demand for services provided by RockPile and Caliber, adversely affecting their revenue and profitability.

        Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Prices have historically been volatile and are likely to continue to be volatile in the future. The prices of oil and natural gas are affected by a variety of factors that are beyond our control, including changes in the global supply and demand for oil and natural gas, domestic and foreign governmental regulations and taxes, the level of global oil and natural gas exploration activity and inventories, the price, availability and consumer acceptance of alternative fuel sources, the availability of refining capacity, technological advances affecting energy consumption, weather conditions, speculative activity, civil or political unrest in oil and natural gas producing regions, financial and commercial market uncertainty, and worldwide economic conditions.

        In addition to factors affecting the price of oil and natural gas generally, the prices we receive for our production are affected by factors specific to us and to the local markets where the production occurs. Pricing can be influenced by, among other things, local or regional supply and demand factors (such as refinery or pipeline capacity issues, trade restrictions and governmental regulations) and the terms of our sales contracts. The prices we receive for our production are often at a discount to the relevant benchmark prices on NYMEX. A negative difference between the benchmark price and the price received is called a differential. The differential may vary significantly due to market conditions, the quality and location of production, and other factors. Due to increasing production from the Williston Basin in recent years and limits to the available takeaway capacity and related infrastructure, the differential applicable to oil produced there has been significant. We cannot accurately predict future differentials, and increases in differentials could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, the difficulty involved in predicting the differential also makes it more difficult for us to effectively hedge our production.

Oil and natural gas exploration, exploitation and development activities may not be successful and could result in a complete loss of a significant investment.

        Exploration, exploitation and development activities are subject to many risks. For example, new wells we drill may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or that it can be produced economically. In addition, a productive well may become commercially unproductive in the event that water or other deleterious substances are encountered which impair or prevent the commercial production of oil and natural gas from the well. Similarly, decline rates from a productive well may exceed our estimates and may cause the well to become uneconomic. We engage in exploratory drilling, which increases these risks. Drilling for oil and natural gas often involves unprofitable efforts as a result of dry holes or wells that are productive but do not produce sufficient oil or natural gas to return a profit at then-realized prices after deducting drilling, operating and other costs. Moreover, even profitable development activity may be less successful than we, investors or analysts expect, potentially resulting in a decline in the market value of our securities. Cost-related risks are exacerbated in the Williston Basin because the drilling and completion of a well there generally costs significantly more than a typical onshore conventional well. Further, our exploration, exploitation and development activities may be curtailed, delayed or canceled as a result of numerous factors, including:

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

        We expect that nearly all of the wells we drill in FY2015 will be drilled horizontally and will be hydraulically fractured. When drilling horizontal wells, the risks we face include, but are not limited to, failing to place our wellbore in the desired target producing zone, not staying in the desired drilling zone while drilling horizontally through the formation, failing to run casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks we face while completing such wells include, but are not limited to, not being able to fracture stimulate the planned number of stages, failing to run tools the entire length of the wellbore during completion operations, and not successfully cleaning out the wellbore after completion of the final fracture stimulation stage. Because of the cost typically associated with this type of well, unsuccessful exploration or development activity affecting even a small number of these wells could have a significant impact on our results of operations.

Our planned operations will require additional capital that may not be available.

        Our business is capital intensive and requires substantial expenditures to maintain currently producing wells, to make the acquisitions and conduct the exploration, exploitation and development activities necessary to replace our reserves, and to pay expenses and to satisfy our other obligations. In recent years, we have chosen to pursue projects that required capital expenditures substantially in excess of cash flow from operations. That fact has made us dependent on external financing to a greater degree than many of our competitors. In addition, our existing asset base is small compared to many of our public company competitors, which may make financing more difficult. We anticipate that we will continue to make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future and for future drilling programs. We cannot assure you that our cash flows from operations and other available sources of financing will be adequate for us to implement our capital plans and to satisfy our debt-related and other obligations. Debt or equity financing may not be available in a timely manner, on terms acceptable to us or at all. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or the relevant underlying assumptions will materially affect the quantity and present value of our reserves.

        The reserve data included in this report represent estimates only. Estimating quantities of proved oil and natural gas reserves is a complex process that requires interpretations of available technical data and various estimates, including estimates based upon assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes and availability of capital, estimates of required capital expenditures and workover and remedial costs, and the assumed effect of governmental regulation. The assumptions underlying our estimates of our proved reserves could prove to be inaccurate, and any significant inaccuracy could materially affect, among other things, future estimates of our reserves, the economically recoverable quantities of oil and natural gas attributable to our properties, the classifications of reserves based on risk of recovery, and estimates of our future net cash flows.

        At January 31, 2014, approximately 58% of our estimated net remaining proved reserves (Mboe) were proved undeveloped, or PUDs. Estimation of PUD reserves is almost always based on analogy to existing wells as contrasted with the performance data used to estimate producing reserves. Recovery of PUD reserves requires significant capital expenditures and successful drilling operations.

        Additionally, SEC rules require that, subject to limited exceptions, PUD reserves may be recorded only if they relate to wells scheduled to be drilled within five years after the date of booking. This rule has limited and may continue to limit our potential to record additional PUD reserves as we pursue our drilling program. Moreover, we may be required to write-down our PUDs if we do not drill those wells within the required five-year time frame. Our PUD reserve estimates as of January 31, 2014 reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including currently estimated expenditures of approximately $505.4 million during the five years ending on January 31, 2019. You should be aware that this estimate of our development costs may not be accurate, development may not occur as scheduled, and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves.

        You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing and success of development activities and related expenses, each of which is subject to numerous risks and uncertainties, will affect the timing and amount of actual future net cash flows from our proved reserves and their present value. In addition, our PV-10 and Standardized Measure estimates are based on assumed future prices and costs. Actual future prices and costs may be materially higher or lower than the assumed prices and costs. Further, the effect of derivative instruments is not reflected in these assumed prices. Also, the use of a 10% discount factor to calculate PV-10 and Standardized Measure may not necessarily represent the most appropriate discount factor given actual interest rates and risks to which our business, and the oil and natural gas industry in general, are subject.

Acquisitions may prove to be unprofitable because of uncertainties in evaluating recoverable reserves and potential liabilities.

        Our recent growth is due in large part to acquisitions of undeveloped leasehold and the drilling and completion of productive wells. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and natural gas prices, operating costs, title issues and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In addition, many of these factors are subject to change and are beyond our control. In particular, the prices of and markets for oil and natural gas products may change from those anticipated at the time such assessments are made. In connection with our assessment of a potential acquisition, we perform a review of the acquired properties that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems, and generally will not involve a review of seismic data or independent environmental testing. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their capabilities and deficiencies, including any structural, subsurface and environmental problems that may exist or arise. As a result, we may assume unknown liabilities that could have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner and feasibility of doing business and limit our growth.

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

  •
  the management and disposal of hazardous substances, oil field waste and other waste materials;

  •
  the use of underground storage tanks;

  •
  transportation and drilling permits;

  •
  the use of underground injection wells;

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

  •
  other environmental damages.

        These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that have increased operating costs and required capital expenditures to remain in compliance. For example, in 2012, North Dakota, the primary state in which we conduct operations, amended its regulations to impose more stringent regulation of hydraulic fracturing, the disclosure of chemicals used in hydraulic fracturing and more rigorous regulation of pits. Any noncompliance with these laws and regulations could subject us to material administrative, civil, or criminal penalties or other liabilities, including suspension or termination of operations. Some environmental laws and regulations impose strict liability, under which we could be exposed to liability for clean-up costs and other damages for conduct that was not negligent and was lawful at the time it occurred or for the conduct of prior owners or operators of properties we have acquired or other third parties, including, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. Similarly, some environmental laws and regulations impose joint and several liability, under which we could be held responsible for more than our proportionate share of liability for site remediation or other obligations, and potentially the entire obligation, even where other parties also have liability. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws and regulations, for example by installing and maintaining pollution control devices. Further, our plugging and abandonment obligations will be substantial and may exceed our estimates. Our operations could also be adversely affected by environmental and other laws and regulations that require us to obtain permits before commencing drilling or other activities. Even when permits are granted in a timely manner, they may be subject to conditions that impose delays on a project, increase its costs or reduce its benefits to us.

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

        Caliber's operations may be subject to additional regulatory risks. For example, in the future its pipelines may be subject to siting, public necessity, rate and service regulations by FERC or various state regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas, NGLs and crude oil in interstate commerce. FERC's actions in any of these areas or modifications of its current regulations could adversely impact Caliber's ability to compete for business, the costs it incurs in its operations, the construction of new facilities or its ability to recover the full cost of operating its pipelines. Other laws and actions by federal and state regulatory authorities could have similar effects on Caliber's operations. For example, North Dakota adopted new regulations in December 2013 requiring operators to submit data to the state to track construction and reclamation of pipelines, and to track pipeline locations for surface owners.

Hydraulic fracturing has recently come under increased scrutiny and could be the subject of further regulation, which could impact the timing and cost of development.

        As discussed above in Item 1. Business—Governmental Regulation—Regulation of Hydraulic Fracturing, the regulatory landscape regarding hydraulic fracturing remains in flux. Depending on the legislation or regulations that ultimately may be adopted, exploration and production activities that employ hydraulic fracturing could be restricted or subject to additional regulation and permitting requirements. Individually or collectively, such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay or curtail the development of unconventional oil and natural gas resources from shale formations that are not commercially viable without hydraulic fracturing. As a result, such legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history.

        We have a limited operating history conducting oil and natural gas exploration and production activities. The history of RockPile and Caliber is more limited, as both of those entities began conducting operations in FY2013. Each of these businesses will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to operate on a profitable basis. We are in the early stage of our development plan, and potential investors should be aware of the difficulties normally encountered by enterprises in this stage. If our business plan is not successful and we are not able to operate profitably, investors may lose some or all of their investment.

The results of our planned drilling in the Bakken Shale and Three Forks formations, each an emerging play with limited drilling and production history, are subject to more uncertainties than drilling programs in more established formations and may not meet our expectations for production.

        Part of our drilling strategy to maximize recoveries from the Bakken Shale and Three Forks formations involves the drilling of horizontal wells using completion techniques that have proven to be successful for other companies in these and other shale formations. Our experience with horizontal drilling in the Bakken Shale and Three Forks formations, like that of the industry in general, is limited. The ultimate success of these drilling and completion strategies and techniques in these formations will be better evaluated over time as more wells are drilled and longer-term production profiles are established. In addition, the decline rates in these formations may be higher than in other areas and in other shale formations, making overall production difficult to estimate until our experience in these formations increases. Accordingly, the results of our future drilling in the Bakken Shale and Three Forks formations are more uncertain than drilling results in some other formations with established reserves and longer production histories. Further, access to adequate gathering systems or pipeline takeaway capacity and the availability of drilling rigs and other services may be more challenging in resource constrained plays such as the Williston Basin.

        If our drilling results are less favorable than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, lack of access to gathering systems and takeaway capacity or otherwise, or oil and natural gas prices decline, the return on our investment in these areas may not be as attractive as we anticipate, and we could incur material write-downs of properties and the value of our undeveloped acreage could decline.

The lack of availability or high cost of drilling rigs, fracture stimulation crews, equipment, supplies, insurance, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

        Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, fracture stimulation crews, equipment, supplies, key infrastructure, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified crews rise as the number of active rigs and completion fleets in service increases. If increasing levels of exploration and production result from strong commodity prices, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. Costs associated with hydraulic fracturing, such as costs relating to water and proppants, may be subject to similar pressures in areas such as the Williston Basin where hydraulic fracturing activities are widespread. Moreover, costs in the Williston Basin generally are high relative to many areas of the country due to its rapid growth in recent years and its distance from major metropolitan areas.

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

Our agreements with operators and other joint venture partners, as well as other operational agreements that we may enter into, present a number of challenges that could have a material adverse effect on our business, financial condition or results of operations.

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

Unless reserves are replaced as they are produced, our reserves and production will decline, which would adversely affect our future business, financial condition and results of operations. We may not be able to develop our identified drilling locations as planned.

        Producing crude oil and natural gas reservoirs are generally characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline may change over time and may exceed our estimates. Our future reserves and production and, therefore, our cash flows and income, are highly dependent on our ability to efficiently develop and exploit our current reserves and to economically find or acquire additional recoverable reserves. We may not be able to develop, discover or acquire additional reserves to replace our current and future production at acceptable costs. Our failure to do so would adversely affect our future operations, financial condition and results of operations.

        We have identified a number of well locations as an estimation of our future multi-year drilling activities on our existing acreage. These well locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including crude oil prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, midstream constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these factors, we do not know if the numerous potential well locations we have identified will ever be drilled or if we will be able to produce crude oil or natural gas from these or any other potential well locations. In addition, the number of drilling locations available to us will depend in part on the spacing of wells in our operating areas. An increase in well density in an area could result in additional locations in that area, but a reduced production performance from the area on a per-well basis. Further, certain of the horizontal wells we intend to drill in the future may require pooling of our lease interests with the interests of third parties. If these third parties are unwilling to pool their interests with ours, and we are unable to require such pooling on a timely basis or at all, this may limit the total locations we can drill. As such, our actual drilling activities may materially differ from those presently identified. Further, our inventory of drilling projects includes locations in addition to those that we currently classify as proved. The development of and results from these additional projects are more uncertain than those relating to proved locations.

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

        Growth in accordance with our business plan, if achieved, will place a significant strain on our financial, accounting, technical, operational and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on these resources. Our vertical integration strategy effectively increases the variety of these projects, which adds complexity and may require additional resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and natural gas industry, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

We have broad discretion in the use of our net proceeds from our recent public offering and may not use them effectively.

        Our management has broad discretion in the application of the net proceeds from our public equity offering completed in August 2013. Our management may spend the proceeds of the public offering in ways that do not improve our results of operations or increase the value of our common stock. Our stockholders may not agree with our management's choices in allocating and spending the net proceeds. These decisions could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline.

We may not realize the benefits of integrating acquired properties.

        The integration into our operations of oil and natural gas properties acquired in August 2013, as well as any future acquired properties, is a significant undertaking and requires significant resources, as well as attention from our management team. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of commercial relationships or the need to address unanticipated liabilities. If we cannot successfully integrate acquired properties into our business, we may fail to realize the expected benefits of those acquisitions.

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

        We follow the full cost method of accounting for oil and natural gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and natural gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and other costs directly related to acquisition, exploration and development activities, are capitalized. Capitalized costs of oil and natural gas properties also include estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. The capitalized costs plus future development and dismantlement costs are depleted and charged to operations using the equivalent unit-of-production method based on proved oil and natural gas reserves as determined annually by an experienced petroleum engineer on our staff and audited by an independent petroleum engineering firm and determined in the interim quarterly periods by an experienced petroleum engineer on our staff. To the extent that such capitalized costs, net of their accumulated depreciation and amortization, exceed the sum of (i) the present value (discounting at 10% per annum) of estimated future net revenues from proved oil and natural gas reserves and (ii) the capitalized costs of unevaluated properties (both adjusted for income tax effects), such excess costs are charged to operations, which may have a material adverse effect on our business, financial condition and results of operations. We recognized such impairment expense in FY2012. Once incurred, such a write-down of oil and natural gas properties is not reversible at a later date, even if oil or natural gas prices substantially increase or if estimated proved reserves substantially increase. Although we had no impairments in FY2013 or FY2014, there can be no assurance that that we will not recognize impairment expense in future periods.

We have identified material weaknesses in our internal controls that, if not properly corrected, could result in material misstatement in our financial statements.

        On April 17, 2013, our board of directors approved the audit committee's and management's recommendation that we file Amendment No. 1 on Form 10-Q/A (the "FY2013 Amendment") to amend and restate our Quarterly Report on Form 10-Q for the three months ended October 31, 2012, which was filed with the SEC on December 10, 2012. The FY2013 Amendment included an error correction that eliminates $1.8 million of previously recognized pressure pumping income, pursuant to recognition exception rules set forth in Regulation S-X Rule 4-10(c)(6)(iv), as further discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Accordingly, we identified a material weakness in our controls over the accounting for pressure pumping income. Our control for the accounting for service income was not designed to consider all of the relevant accounting literature applicable to service income, including related party considerations as described in the Regulation S-X Rule 4-10(c)(6)(iv). This material weakness resulted in a material error in our accounting for pressure pumping income and a restatement of our previously issued quarterly financial statements for the three months ended October 31, 2012. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of January 31, 2013. Accordingly, we identified a material weakness in our controls over the accounting for pressure pumping income. Our control for the accounting for service income was not designed to consider all of the relevant accounting literature applicable to service income, including related party considerations as described in the Regulation S-X Rule 4-10(c)(6)(iv). This material weakness resulted in a material error in our accounting for pressure pumping income and a restatement of our previously issued quarterly financial statements for the three months ended October 31, 2012. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of January 31, 2013.

        On April 13, 2014, our board of directors approved the audit committee's and management's recommendation that we file Amendment No. 1 on Form 10-Q/A (the "2014 Amendment") to amend and restate our Quarterly Report on Form 10-Q for the three months ended October 31, 2013, which we intend to file as soon as reasonably practicable following the date of this annual report. The FY2014 Amendment is expected to include an error correction to recognize the fair value of equity investment derivatives for the trigger units and warrants that the Company holds in Caliber in accordance with Accounting Standards Codification ("ASC") 820—Fair Value Measurement and ASC 815—Derivatives and Hedging, as further discussed in Item 8 of this Annual Report filed on Form 10-K. Consequently, we identified a material weakness in our controls over the accounting for equity investment derivatives. Our control for the accounting for equity investment derivatives was not designed to consider all of the relevant accounting literature applicable to our Caliber trigger units and warrants. This material weakness resulted in a material error in our accounting for equity investment derivatives, and we expect to restate our previously issued quarterly financial statements for the three months ended October 31, 2013. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of January 31, 2014.

        We are in the process of implementing system and procedural changes to prevent these issues from recurring in FY2015. If we are not able to remedy the control deficiencies in a timely manner, or if other deficiencies arise in the future, we may be unable to provide holders of our securities with required financial information in a timely and reliable manner and we could be required to restate or correct our financial statements in the future.

We cannot control the activities on the properties we do not operate and are unable to ensure their proper operation and profitability.

        Other companies operated properties represent a significant portion of our production. We have limited ability to exercise influence over, or control the risks associated with, operations of our non-operated properties. The failure of an operator of our non-operated wells to adequately perform operations, an operator's breach of the applicable agreements, or an operator's failure to act in our best interests could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator's expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. In addition, we could be adversely affected by our lack of control over the timing and amount of capital expenditures related to non-operated properties.

Our lack of geographic diversification will increase the risk of an investment in us.

        Our current business focus is on the oil and natural gas industry in a limited number of properties in North Dakota and Montana. RockPile and Caliber also focus on the Williston Basin areas of those states. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification in terms of the geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, and this increases our risk profile.

We face strong competition from other companies.

        We encounter competition from other companies involved in the oil and natural gas industry in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies. Many of our competitors have been engaged in the oil and natural gas business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry, particularly in the Bakken Shale and Three Forks formations on which we focus. Such competitors may also be in a better position to secure oilfield services and equipment on a timely basis or on more favorable terms. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment, which could adversely affect our business, financial condition, results of operations and prospects. Similarly, the market for RockPile's services and products is characterized by continual technological developments to provide better and more reliable performance and services. If RockPile is not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, its business could be materially and adversely affected. Each of our businesses has a relatively high degree of customer concentration, which could increase our risks with respect to competition.

The sale of our oil and natural gas production depends in part on gathering, transportation and processing facilities and services. Any limitation in the availability of, or our access to, those facilities or services would interfere with our ability to market the oil and natural gas that we produce and could adversely impact our drilling program, cash flows and results of operations.

        We deliver oil and natural gas that may ultimately flow through gathering, processing and pipeline systems that we do not own. The amount of oil and natural gas that we can produce and sell is subject to the accessibility, availability, proximity and capacity of these gathering, processing and pipeline systems. In particular, natural gas produced from the Bakken Shale has a high Btu content that requires natural gas processing to remove the natural gas liquids before it can be redelivered into transmission pipelines. Industry-wide in the Williston Basin, there is currently a shortage of natural gas gathering and processing capacity. Such shortage has limited our ability to sell our natural gas production. As a result, the majority of our natural gas from the Williston Basin wells to date has been flared. In addition, the use of alternative forms of transportation for oil production, such as trucks or rail, involves risks as well. For example, recent and well-publicized accidents involving trains delivering crude oil could result in increased levels of regulation and transportation costs.

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

        Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we operate, or labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to conduct our operations.

A U.S. or global economic downturn could have a material adverse effect on our business and operations.

        Any or all of the following may occur if a crisis arises in the global financial and securities markets and an economic downturn results:

  •
  An economic slowdown could lead to lower demand for oil and natural gas by individuals and industries, which in turn could result in lower oil and natural gas prices.

  •
  The lenders under our revolving credit facilities may become more restrictive in their lending practices or unable or unwilling to fund their commitments, which would limit our access to capital to fund our capital expenditures and operations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth.

  •
  TUSA's credit facility requires the lenders to re-determine our borrowing base periodically. The re-determinations are based on our proved reserves, which reflect price assumptions that our lenders require us to use to calculate reserves pursuant to the credit facility. The lenders could reduce their price assumptions used to determine reserves for calculating our borrowing base due to lower commodities and futures prices, which could result in the reduction of our borrowing base and funds available to borrow.

  •
  We may be unable to obtain additional debt or equity financing, which would require us to limit our capital expenditures and other spending. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads.

  •
  The losses incurred by financial institutions as well as the insolvency of some financial institutions could heighten the risk that a counterparty to our hedge arrangements would default on its obligations. A failure of one or more counterparties to our hedging transactions to meet their obligations to us could reduce our revenues from hedges at a time when we are also receiving a lower price for our natural gas and oil sales. As a result, our financial condition could be materially adversely affected.

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

        Our operations could be adversely affected by weather conditions. In the Williston Basin, drilling and other oil and natural gas activities cannot be conducted as effectively during the winter months. Severe weather conditions limit and may temporarily halt operations during such conditions. Wet weather and spring thaw may make the ground unstable. Consequently, municipalities and state transportation departments enforce road bans that restrict the movement of rigs and other heavy equipment during certain periods, thereby reducing activity levels. Similarly, any drought or other condition resulting in a shortage or the unavailability of adequate supplies of water would impair our ability to conduct hydraulic fracturing operations. These constraints, and resulting shortages or cost increases, could delay or temporarily halt our oil and natural gas operations and materially increase our operating and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain or recruit qualified managerial, operations and field personnel, we may not be able to continue our operations.

        Our success depends to a significant extent upon the continued services of our directors and officers and that of key managerial, operational, land, finance, legal and accounting staff. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in required aspects of our business. Competition for qualified individuals is intense. We cannot assure you that we will be able to retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

        President Obama has proposed changes to U.S. tax laws that would eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies, including by (i) repealing the percentage depletion allowance for oil and natural gas wells, (ii) eliminating current deductions for intangible drilling and development costs, (iii) eliminating the deduction for certain domestic production activities, and (iv) extending the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any similar changes in U.S. federal income tax laws could increase the cost of exploration and development of natural gas and oil resources. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas we produce, while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for, or responding to, those effects.

        The EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to human health and the environment, which allows the EPA to regulate GHG emissions under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on GHG emissions in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production. Canada, where we also hold oil and natural gas leases, is also implementing laws concerning GHG emissions. These or future federal, state, regional or international monitoring or regulatory requirements relating to climate change could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas we produce. See Item 1. Business—Governmental Regulation—Air Emissions and Climate Change for further discussion.

        Many scientists have concluded that increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events. If any such effects were to occur, they could have an adverse effect on our exploration and production operations. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting services or infrastructure provided to us by other parties. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change and, as a result, this could have a material adverse effect on our business, financial condition and results of operations.

Our business could be negatively impacted by cybersecurity risks and other disruptions.

        As an oil and natural gas producer, we face various security threats, including possible attempts by third parties to gain unauthorized access to sensitive information, or to render data or systems unusable, through unauthorized computer access; threats to the safety of our employees; and threats to the security of our infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines. There can be no assurance that the procedures and controls we use to monitor these threats and mitigate our exposure to them will be sufficient in preventing them from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition, results of operations, and cash flows.

Aboriginal claims could have an adverse effect on us and our operations.

        Aboriginal peoples have claimed aboriginal title and rights to portions of Montana where we operate. We are not aware that any claims have been made in respect to our property or assets in Montana or North Dakota. However, if a claim arose and was successful, it could have an adverse effect on us and our business operations, financial conditions or prospects.

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

        Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties, the drilling of oil and natural gas wells, hydraulic fracturing and the provision of related services including:

  •
  environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other substances into the environment, including groundwater;

  •
  abnormally pressured formations;

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

Constraints in the supply of, prices for, and availability of transportation of raw materials can have a material adverse effect on RockPile's business.

        High levels of demand for, or a shortage of, raw materials used in hydraulic fracturing operations, such as proppants, can trigger constraints in RockPile's supply chain of those raw materials, particularly where it has a relationship with a single supplier for a particular resource. Many of the raw materials essential to its business require the use of rail, storage, and trucking services to transport the materials to its jobsites. These services, particularly during times of high demand, may cause delays in the arrival of, or otherwise constrain its supply of, raw materials. These constraints could have a material adverse effect on RockPile's business. In addition, price increases imposed by its vendors for such raw materials and the inability to pass these increases through to its customers could have a material adverse effect on its business. Our other operations may be similarly adversely affected by shortages of these raw materials.

Growing Caliber's business by constructing new pipelines and other infrastructure subjects it to construction risks and will require it to obtain rights of way at a reasonable cost. Such projects may not be profitable if costs are higher, or demand is less, than expected.

        One of the ways we intend to grow Caliber's business is through the construction of pipelines, treatment/processing facilities and other midstream infrastructure. The construction of this infrastructure requires significant amounts of capital, which may exceed our expectations, and will involve numerous regulatory, environmental, political and legal uncertainties, and stringent, lengthy and occasionally unreasonable or impractical federal, state and local permitting, consent, or authorization requirements. As a result, new infrastructure may not be constructed as scheduled or as originally designed, which may require redesign and additional equipment, relocations of facilities or rerouting of pipelines, which in turn could subject Caliber to additional capital costs, additional expenses or penalties and may adversely affect Caliber's operations. In addition, the coordination and monitoring of these projects requires skilled and experienced labor. Agreements with Caliber's producer customers may contain substantial financial penalties and give the producers the right to repurchase certain assets and terminate their contracts if construction deadlines are not achieved. Moreover, Caliber's revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if Caliber builds a new pipeline, the construction may occur over an extended period of time, and Caliber may not receive any material increases in revenues until after completion of the project, if at all.

        In addition, the construction of pipelines and other infrastructure may require Caliber to obtain rights-of-way or other property rights prior to construction. Caliber may be unable to obtain such rights-of-way or other property rights at a reasonable cost. If the cost of obtaining new or renewing rights-of-way or other property rights increases, it would adversely affect Caliber's operations.

        Furthermore, Caliber may have limited or no commitments from customers relating to infrastructure projects prior to their construction. If Caliber constructs facilities to capture anticipated future growth in production or satisfy anticipated market demand that does not materialize, the facilities may not operate as planned or may not be used at all. Caliber may rely on estimates of proved reserves in deciding to construct new pipelines and facilities, and these estimates may prove to be inaccurate because of the numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new infrastructure projects may be unprofitable.

Certain stockholders have significant influence on our major corporate decisions, including control over some matters that require stockholder approval, and could take actions that could be adverse to stockholders.

        In connection with the issuance and sale to NGP Triangle Holdings, LLC ("NGP") in July 2012 of our convertible note with an initial principal amount of $120.0 million (the "Convertible Note"), we entered into an Investment Agreement with NGP and its parent company. Pursuant to the Investment Agreement, NGP is entitled to designate one director to our board of directors until the occurrence of a "Termination Event" (as defined in the Investment Agreement). The Investment Agreement further provides that, for so long as at least 50% of the original principal amount is outstanding and held by NGP, we will not take certain actions without the prior written consent of NGP. In addition, pursuant to the Convertible Note, for so long as at least 50% of the original principal amount is outstanding and held by NGP, we have agreed to (i) obtain the prior written consent of NGP before submitting certain resolutions or matters to a vote of the stockholders, or (ii) require the approval of stockholders as would be required to approve such resolution or matter if the then-outstanding Convertible Note held by NGP had been converted into shares of common stock immediately prior to the record date for such meeting of stockholders and NGP had voted all of such shares of common stock against such resolution or matter. The Convertible Note is convertible into shares of common stock at an initial conversion price of $8.00 per share, which, based on the initial principal amount, would allow the Convertible Note to be converted into 15,000,000 shares of common stock plus any shares issuable upon the conversion of accrued interest. As a result of the foregoing, NGP has significant influence over us, our management, our policies and, under both the Investment Agreement, as amended, and following conversion of the Convertible Note as a significant stockholder, certain matters requiring stockholder approval.

        In March 2013, we sold to two affiliates of NGP an aggregate of 9,300,000 shares of our common stock in a private placement (the "NGP Private Placement"). In connection with the NGP Private Placement, we entered into an amendment to the Investment Agreement to modify the definition of "Termination Event," thereby strengthening NGP's board seat designation right. As of April 1, 2014, NGP's affiliates collectively held approximately 11% of our outstanding common stock. If NGP had fully converted the Convertible Note on April 1, 2014, NGP and its affiliates would have collectively held approximately 25% of our outstanding shares of common stock on that date. Further, in August 2013, we sold to ActOil Bakken, LLC ("ActOil") 11,350,000 shares of our common stock in a private placement. As of April 1, 2014, ActOil held approximately 13% of our outstanding shares of common stock.

        The interests of NGP and its affiliates, including in NGP's capacity as a creditor, and ActOil may differ from the interests of our other stockholders, and the ability of ActOil and NGP and its affiliates to influence certain of our major corporate decisions may harm the market price of our common stock by delaying, deferring or preventing transactions that are in the best interest of all stockholders or discouraging third-party investors.

The cost of servicing our debt could adversely affect our business. In addition, our debt agreements have substantial restrictions and financial covenants that could adversely affect our business.

        We have outstanding indebtedness under TUSA's and RockPile's credit facilities and our Convertible Note. A significant portion of our cash flows will be required to pay interest and principal on our indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowing capacity available, to enable us to repay our indebtedness or to fund other liquidity needs. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facilities or otherwise, in an amount sufficient to fund our liquidity needs.

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

        TUSA's revolving credit facility limits the amount it can borrow to a borrowing base amount determined by the lenders. Outstanding borrowings in excess of the borrowing base may be required to be repaid immediately, and we may not have the financial resources in the future to make those repayments. Our inability to borrow additional funds under TUSA's revolving credit facility, or a requirement to repay borrowings in excess of a reduced borrowing base, could adversely affect our operations and our financial results.

Our limited partner interest in the Caliber joint venture may be diluted.

        In October 2012, a wholly-owned subsidiary of ours entered into a joint venture to provide crude oil, natural gas and water transportation and related services to us and third-parties primarily in the Williston Basin. In connection with its investment in the joint venture entity, our subsidiary received a 30% percent limited partner interest, as well as warrants to purchase additional limited partner interests at specified prices, trigger units, and trigger warrants. Based on anticipated funding commitments by the joint venture partners, full exercise and vesting of our warrants, trigger units, and trigger warrants would cause our ownership to increase to a 50% limited partner interest.

        In September 2013, our joint venture partner committed to providing an anticipated additional $80.0 million to the joint venture in return for 8,000,000 limited partner units. The associated amendment to the joint venture agreement will also result in our 4,000,000 trigger units vesting and converting to limited partner units. Our joint venture partner and our subsidiary will receive the 8,000,000 and 4,000,000 limited partner units, respectively, on the earlier of the in-service date of Caliber's expansion system and June 30, 2014. Following the conversion of our 4,000,000 trigger units and the issuance of 8,000,000 limited partner units to our joint venture partner, our limited partner interest in the joint venture is expected to increase to 32%.

        We will be unable to increase our limited partner interest above 32% absent a cashless exercise of our warrants or a direct capital outlay to exercise our warrants or commit additional capital. Further, if the joint venture partner makes a partnership approved capital contribution and we choose not to invest additional capital in the joint venture, or if the joint venture partner exercises its warrants and we do not exercise our warrants, we would be diluted below our 32% limited partner interest.

Our derivative activities could result in financial losses or reduced income, or could limit our potential gains from increases in prices.

        We use derivatives for a portion of our crude oil production to reduce exposure to adverse fluctuations in prices of crude oil and to achieve a more predictable cash flow. These arrangements expose us to the risk of financial loss in some circumstances, including when sales are different than expected, when there is a change in the expected differential between the underlying price in the derivative agreement and actual prices that we receive, or if the counterparty to the derivative contract were to default on its contractual obligations.

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

        Unrelated to our hedging activities with respect to crude oil prices, we hold trigger units and warrants in Caliber that are classified as derivatives. For so long as such trigger units and warrants remain outstanding, we will be required to estimate their fair market value on a quarterly basis. We currently use a modified market approach and Black-Scholes option pricing model to value the trigger units and warrants, respectively. The associated models are based on several assumptions about future events. While we believe that our models and underlying assumptions are reasonable, there can be no assurance that the assumptions will ultimately prove to be accurate or that our models are the best models for valuing the derivatives. If the models and underlying assumptions are flawed, then our accounting for such derivative investments may not reflect their true value.

We have restated our financial statements in the past and may be required to do so in the future.

        We have restated or corrected certain financial information in the past, including by issuing restated financial information for the fiscal quarters ended April 30, 2007, July 31, 2007 and October 31, 2007, for the year ended January 31, 2012, and for the fiscal quarter ended October 31, 2012. We also expect to issue restated financial information for the fiscal quarter ended October 31, 2013 following the filing of this Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP involves making estimates, judgments, interpretations and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. These estimates, judgments, interpretations and assumptions are often inherently imprecise or uncertain, and any necessary revisions to prior estimates, judgments, interpretations or assumptions could lead to further restatements. Our vertical integration strategy and midstream joint venture investment create certain accounting issues relating to the relationship of our various businesses that are complex, increasing the risk that we may have to restate or correct financial disclosures in the future. Any such restatement or correction may be highly time consuming, may require substantial attention from management and significant accounting costs, may result in adverse regulatory actions by the SEC or NYSE MKT, may result in stockholder litigation, may cause us to fail to meet our reporting obligations, and may cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Risks Relating to Our Common Stock

The market price for our common stock may be highly volatile.

        The market price for our common stock may be highly volatile and could be subject to wide fluctuations. Some of the factors that could negatively affect such share price include:

  •
  actual or anticipated fluctuations in our quarterly results of operations;

  •
  liquidity;

  •
  sales of common stock by our stockholders, directors, and officers;

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

  •
  news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry, including adverse public sentiment regarding hydraulic fracturing;

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

        In the past, we have not paid dividends on our common stock and do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to develop our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, limits imposed by our debt agreements and such other factors as our Board of Directors deems relevant.

Future sales or other issuances of our common stock could depress the market for our common stock.

        We may seek to raise additional funds through one or more public or private offerings of our common stock, in amounts and at prices and terms to be determined at the time of the offering. We may also use our common stock as consideration to make acquisitions, including acquisitions of additional leasehold interests. Any issuances of large quantities of our common stock could reduce the price of our common stock. In addition, to the extent that we issue equity securities to fund our business plan, our existing stockholders' ownership will be diluted.

Issuances, or the availability for sale, of substantial amounts of our common stock could adversely affect the value of our common stock.

        No prediction can be made as to the effect, if any, that future issuances of our common stock, or the availability of common stock for future sales, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market and the availability of shares for future sale, including by one or more of our significant stockholders or shares of our common stock issuable upon exercise of outstanding options to acquire shares of our common stock, could adversely affect the prevailing market price of our common stock. This in turn would adversely affect the fair value of our common stock and could impair our future ability to raise capital through an offering of our equity securities.

The potential future issuance of preferred stock may not enhance stockholder value.

        Our Certificate of Incorporation authorizes our Board of Directors to issue preferred stock without stockholder approval. Shares of preferred stock could be issued in a financing in which investors purchase preferred stock with rights, preferences and privileges that may be superior to those of our common stock. We could also use the preferred stock for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments. We cannot provide assurances that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of the common stock. Further, the existence of outstanding preferred stock may make us a less attractive candidate for third party acquirers.

Anti-takeover provisions could make a third-party acquisition of us difficult.

        We are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits certain business combination transactions between a corporation and an "interested stockholder" within three years of the time such stockholder became an interested stockholder, absent, in most cases, board or stockholder approval. An "interested stockholder" is any person who, together with affiliates and associates, is the owner of 15% or more of the outstanding voting stock of the corporation, and the term "business combination" encompasses a wide variety of transactions with or caused by an interested stockholder, including mergers, asset sales and other transactions in which the interested stockholder receives a benefit on other than a pro rata basis with other stockholders. Although a corporation can opt out of Section 203 in its certificate of incorporation, we have not done so. Section 203 may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including by discouraging takeover attempts that might result in a premium being paid over the then-current market price of our common stock and that might be supported by a majority of our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The information required by Item 2. Properties is contained in Item 1. Business of this Annual Report on Form 10-K.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NYSE MKT under the symbol "TPLM." The table below sets forth the high and low sales price for our common stock in each quarter of the last two fiscal years:

	Fiscal Year 2014
	High	Low
February 1, 2013 to April 30, 2013	$7.30	$5.12
May 1, 2013 to July 31, 2013	$7.75	$5.30
August 1, 2013 to October 31, 2013	$11.21	$6.41
November 1, 2013 to January 31, 2014	$11.00	$7.61

	Fiscal Year 2013
	High	Low
February 1, 2012 to April 30, 2012	$7.99	$5.54
May 1, 2012 to July 31, 2012	$6.38	$4.72
August 1, 2012 to October 31, 2012	$7.76	$5.65
November 1, 2012 to January 31, 2013	$6.62	$5.12

Holders

        Our 85,941,961 shares of common stock outstanding at April 1, 2014 were held by 21 stockholders of record. The number of holders was determined from the records of our transfer agent and does not include the thousands of beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

Dividends

        We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends to stockholders in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations and capital requirements, limitations imposed by applicable law and the terms of our debt agreements, and such other factors as our board of directors deems relevant.

Sales of Unregistered Securities

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Private Placements." The shares issued in the private placements were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

        The table below provides a summary of shares of our common stock surrendered to us in payment of tax liability in connection with the vesting of restricted stock units during the three months ended

January 31, 2014. The Company has no publicly announced plan or program to purchase Company securities.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)
November 1, 2013 - November 30, 2013	12,397	$10.19
December 1, 2013 - December 31, 2013	33,386	$9.24
January 1, 2014 - January 31, 2014	13,574	$8.32

	59,357	$9.23

(1)
Shares of common stock surrendered by certain employees to the Company in satisfaction of their tax liability upon the vesting of their restricted stock units, as permitted by the Company's Amended and Restated 2011 Omnibus Incentive Plan. The number of shares of common stock actually issued to such employees upon the vesting of their restricted stock units was net of the shares surrendered in satisfaction of their tax liability.

(2)
No commission was paid in connection with the surrender of common stock.

Performance Graph

        The following graph compares our common stock's performance with the performance of the Standard & Poor's 500 Stock Index and the Dow Jones U.S. Oil and Gas Index for the period beginning January 31, 2009 through January 31, 2014. The graph assumes the value of the investment in our common stock and in each index was $100 on January 31, 2009 and that any dividends were reinvested. The common stock performance shown on the graph below is not indicative of future price performance. The information provided in this section is being furnished to, and not filed with, the SEC. As such, this information is neither subject to Regulation 14A or 14C nor to the liabilities of Section 18 of the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TRIANGLE PETROLEUM CORPORATION,
THE S&P 500 STOCK INDEX,
AND THE DOW JONES U.S. OIL & GAS INDEX

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data as of and for the years ended January 31, 2010 through January 31, 2014. The data as of and for the fiscal years ended January 31 for the respective years was derived from our historical consolidated financial statements and the accompanying notes included elsewhere in this annual report on Form 10-K and in our prior annual reports on Form 10-K, as applicable.

        The selected financial data set forth below should be read in conjunction with the consolidated financial statements and accompanying notes thereto provided in Item 8 of this Report.

	For the Fiscal Years Ended January 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Operating results:
Oil and natural gas sales	$160,548	$39,614	$8,136	$564	$131
Oilfield Services	98,199	20,747	—	—	—
Other	—	340	—	—	—

Total Revenue	$258,747	$60,701	$8,136	$564	$131
Total operating expenses	$212,081	$68,871	$33,111	$20,900	$2,278
Net income (loss) attributable to common stockholders	$73,480	$(13,760)	$(24,278)	$(20,277)	$(2,140)
Income (loss) per share to common stockholders:
Basic	$1.07	$(0.31)	$(0.60)	$(1.63)	$(0.03)
Diluted	$0.91	$(0.31)	$(0.60)	$(1.63)	$(0.03)
Total assets	$1,027,584	$428,321	$229,845	$82,031	$24,358
Long-term obligations	$345,054	$148,788	$83	$1,404	$1,181
Cash flow data:
Net cash provided by (used in) operating activities	$85,586	$2,764	$(12,766)	$(3,541)	$(2,100)
Net cash used in investing activities	$(458,716)	$(179,712)	$(111,046)	$(16,100)	$(2,192)
Net cash provided by financing activities	$421,763	$141,250	$134,854	$72,534	$—
Proved reserves:
Oil (Mbbls)	31,916	12,540	1,365	1,236	—
Natural gas (MMcf)	26,504	12,585	674	—	—
NGL (Mbbls)	3,981	—	—	—	—
Total equivalent (Boe)	40,314	14,637	1,477	1,236	—

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

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from those expressed. We encourage you to revisit the Forward-Looking Statements section of this annual report.

Overview

        We are a growth-oriented, independent energy holding company with three principal lines of business: oil and natural gas exploration, development and production; oilfield services; and midstream services. We conduct these activities in the Williston Basin of North Dakota and Montana through TUSA and RockPile, the Company's two principal wholly-owned subsidiaries, and Caliber, our joint venture with FREIF.

        Our primary focus at TUSA is to grow our production volumes through the efficient development of our operated Bakken Shale and Three Forks drilling inventory. We completed our first operated well in May 2012. From May 2012 through January 31, 2014, we have completed 47 gross (34.5 net) operated wells. Our average net daily production for FY2014 was 5,286 Boepd, approximately 75% of which was operated production. The growth we have experienced is facilitated by the use of pad drilling, which increases efficiencies while controlling costs and minimizing environmental impact. We also use advanced completion, collection and production techniques designed to optimize reservoir production while reducing costs. Our estimated proved oil and natural gas reserves as of January 31, 2014 totaled 40,314 Mboe (79% oil).

        In an effort to better control key operations, reduce costs, and retain supply chain value in the Williston Basin, which we view as a resource-constrained and cost-heavy basin, we formed RockPile and entered into our 30% owned joint venture arrangement with FREIF to form Caliber. RockPile's services lower our realized well completion costs, and RockPile affords us greater control over completion schedules, quality control and pay cycles. We expect that Caliber will reduce the cost and environmental impacts of trucking oil and water and reduce or eliminate the emissions generated by the flaring of produced natural gas from our operated wells. In addition to providing services to TUSA, each of RockPile and Caliber are focused on growing their respective businesses through securing independent, third-party contracts.

Proved Reserves

        FY2014 proved reserves grew 175% to 40,314 Mboe, up from 14,637 Mboe at fiscal year-end 2013. Proved reserves were 42% developed at fiscal year-end 2014 compared to 41% at fiscal year-end 2013. Reserves added from extensions and discoveries totaled 15,502 Boe. In total, reserve additions were comprised of 78% oil, 10% NGL and 12% natural gas. Our proved reserves are located in the Bakken Shale and Three Forks formations primarily in North Dakota.

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

        Although every reasonable effort is made to ensure that our reserve estimates represent the most accurate assessments possible, subjective decisions and available data make these estimates generally less precise than other estimates included in financial statement disclosures. See Item 8. Consolidated Financial Statements and Supplementary Data, Note 24—Unaudited Supplemental Oil and Natural Gas Disclosures for further discussion regarding our proved reserves.

Results of operations for the year ended January 31, 2014 compared to the year ended January 31, 2013

        For January 31, 2014, we recorded net income attributable to common stockholders of $73.5 million ($1.07 per common share, basic and $0.91 diluted) as compared to a net loss attributable to common stockholders of $13.8 million ($0.31 loss per common share, basic and diluted) for January 31, 2013.

Oil and Natural Gas Operations

        The following table summarizes production volumes, average realized prices, oil and natural gas revenues and operating expenses for the fiscal years ended January 31, 2014 and 2013:

			Change
	For the Fiscal Year
			Increase (Decrease)	% Increase (Decrease)
U.S. Oil and Natural Gas Operations	2014	2013
Production volumes:
Crude oil (Bbls)	1,754,375	451,784	1,302,591	288%
Natural gas (Mcf)	626,447	188,044	438,403	233%
Natural gas liquids (Bbls)	70,477	5,054	65,423	1,294%
Total barrels of oil equivalent (Boe)	1,929,260	488,179	1,441,081	295%
Average realized prices:
Crude oil ($ per Bbl)	$88.07	$85.29	$2.78	3%
Natural gas ($ per Mcf)	$4.39	$4.78	$(0.39)	(8)%
Natural gas liquids ($ per Bbl)	$46.72	$36.01	$10.71	30%
Total average realized price ($ per Boe)	$83.22	$81.15	$2.07	3%
Oil and natural gas revenues (in thousands):
Crude oil	$154,507	$38,533	$115,974	301%
Natural gas	2,748	899	1,849	206%
Natural gas liquids	3,293	182	3,111	1,709%

Total oil and natural gas revenues	$160,548	$39,614	$120,934	305%

Operating expenses (in thousands):
Production taxes	$18,006	$4,493	$13,513	301%
Other lease operating expenses	14,454	3,469	10,985	317%
Gathering, transportation and processing	4,302	151	4,151	2,749%
Oil and natural gas amortization expense	50,991	13,548	37,443	276%
Accretion of other asset retirement obligations	56	22	34	155%

Total operating expenses	$87,809	$21,683	$66,126	305%

Operating expenses per Boe:
Production taxes	$9.33	$9.20	$0.13	1%
Other lease operating expense	$7.49	$7.11	$0.38	5%
Gathering, transportation and processing	$2.23	$0.31	$1.92	619%
Oil and natural gas amortization expense	$26.43	$27.75	$(1.32)	(5)%

	For the Fiscal Year Ended		Change
			Increase (Decrease)	% Increase (Decrease)
Canadian Oil and Natural Gas Operations (in thousands)	2014	2013
Lease operating expense	$—	$97	$(97)	(100)%
Impairment of oil and natural gas properties	—	—	—	0%
Accretion and other asset retirement obligation expenses	962	162	800	494%

Loss from Canadian oil and natural gas operations	962	259	703	271%

Loss from operations	$962	$259	$703	271%

Oil and Natural Gas Revenues

        Production revenues increased to $160.5 million for the year ended January 31, 2014 from $39.6 million for January 31, 2013 due to a 295% increase in production volumes and a 3% increase in oil and natural gas prices on a per Boe basis. The increase in production volumes added approximately $116.9 million in revenues and the increase in price per Boe increased revenues by $4.0 million.

        Total production volumes increased to 1,929.3 Mboe (5,286 Boepd) for FY2014 from 488.2 Mboe (1,334 Boepd) for FY2013, primarily due to the addition of approximately 1,185.0 Mboe from our operated drilling program as well as a 256.1 Mboe increase in production from our non-operated portfolio.

Oilfield Services

        RockPile commenced operations in July 2012. We formed RockPile with strategic objectives to have both greater control over one of our largest cost centers as well as to provide locally-sourced, high-quality completion services to TUSA and other operators in the Williston Basin. Since formation, RockPile has been focused on procuring new oilfield and complementary well completion equipment, building physical and supply chain infrastructure in North Dakota, recruiting and training employees, and establishing third-party customers in the Williston Basin. RockPile's results of operations are affected by a number of variables including drilling and stimulation activity in the Williston Basin, pricing environment, service performance, equipment utilization, and the ability to secure and retain third-party customers.

        For the year ended January 31, 2014, RockPile performed hydraulic fracturing services for TUSA and six distinct third-party customers. This work resulted in 81 total well completions: 31 for TUSA and 50 for third-parties. Thirty TUSA wells were completed using plug-and-perf applications and one well was completed using a combination of plug and perf and sliding sleeve. Thirty-four third-party wells were completed using a sliding sleeve application, 15 third-party wells were completed using plug and perf applications and one well was completed using a combination of plug-and-perf and sliding sleeve. RockPile revenue is comprised of service revenue (what we charge for equipment usage and labor), and materials revenue (what we charge for chemicals and proppant). Pressure pumping direct costs include the cost of chemicals and proppant, labor (wages and benefits), logistic expenses, insurance, repairs and maintenance charges and safety costs. Cost of goods sold as a percentage of revenue will vary based upon completion design and equipment utilization.

        We recognized $10.5 million of gross profit from oilfield services for the year ended January 31, 2014 after elimination of $31.9 million in intercompany gross profit. See Item 8. Consolidated Financial Statements and Supplemental Data, Note 4—Segment Reporting for additional information regarding our segments.

        The tables below summarize the RockPile contribution to our consolidated results for the fiscal years ended January 31, 2014 and 2013:

	For the Fiscal Year Ended January 31, 2014
(in thousands)	RockPile	Eliminations	Consolidated
Revenues
Oilfield services	193,625	(95,426)	98,199

Total revenues	$193,625	$(95,426)	$98,199

Cost of sales
Depreciation	8,905	(3,542)	5,363
Oilfield services	142,339	(60,012)	82,327

Total cost of sales	151,244	(63,554)	87,690

Gross profit	$42,381	$(31,872)	$10,509

	For the Fiscal Year Ended January 31, 2013
(in thousands)	RockPile	Eliminations	Consolidated
Revenues
Oilfield services	57,207	(36,460)	20,747

Total revenues	$57,207	$(36,460)	$20,747

Cost of sales
Depreciation	2,857	(1,732)	1,125
Oilfield services	39,534	(22,928)	16,606

Total cost of sales	42,391	(24,660)	17,731

Gross profit	$14,816	$(11,800)	$3,016

Caliber Midstream Joint Venture Revenues

        For the year ended January 31, 2014, Caliber had $15.6 million of revenue, $15.0 million of which was from TUSA, mainly comprised of fresh water delivery and produced water disposal revenues, and well connect fees, as compared to $37,000 of revenue for the fiscal year ended January 31, 2013. (See Note 11—Equity Investment to the consolidated financial statements referenced in Part II, Item 8 of this report). Caliber was formed in October 2012 and began water transportation and disposal operations in January 2013.

Hedging Activities

        To manage commodity risk, we have entered into commodity derivative instruments, utilizing costless collars, single-day puts, and swaps to economically reduce the effect of adverse price movements on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as either derivative assets or liabilities. We value our derivative instruments by obtaining independent market quotes, as well as using industry-standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate. We utilize our valuations to assess the reasonableness of counterparties' valuations. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments.

        During the year ended January 31, 2014, we recognized a $1.1 million gain on our commodity derivative positions due to decreases in underlying crude oil prices. Included in the net gain on our derivative activities were cash settlements we incurred on our commodity derivative instruments of approximately $0.8 million. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.

        We expect to continue entering into derivative instruments in order to manage our exposure to commodity price risk and achieve more predictable cash flows in support of our future growth plans; however we may choose not to hedge a portion of our future production if the pricing environment for certain time periods is not deemed to be favorable. For additional discussion, please refer to Note 14—Derivative Instruments in the consolidated financial statements.

Production Taxes

        Due primarily to the 305% increase in oil and natural gas revenues for January 31, 2014 as compared with January 31, 2013, our U.S. production taxes increased approximately 301% to $18.0 million from $4.5 million. North Dakota production tax rates were 11.5% of oil revenue and approximately $0.08 per Mcf of natural gas.

Lease Operating Expense

        Lease operating expense ("LOE") for U.S. operations increased to $7.49 per Boe for the year ended January 31, 2014 from $7.11 per Boe for the year ended January 31, 2013. The increase in LOE/Boe is primarily the result of a relatively high proportion of oil sales related to sales in FY2013 for new producing wells (when LOE/Boe is relatively low), and relatively low workover expenses in FY2013.

Gathering, Transportation and Processing

        Gathering, transportation and processing ("GTP") expenses increased to $2.23 per Boe for the year ended January 31, 2014 from $0.31 per Boe for the year ended January 31, 2013. For the first nine months of FY2013, GTP expenses were primarily associated with gathering and transportation of oil and natural gas from non-operated wells. During the fourth quarter of FY2014, GTP expenses significantly increased on a per Boe basis as third party gathering providers and Caliber's gathering infrastructure became available for certain of our operated wells, which allowed us to transport much of our oil, natural gas and natural gas liquids further downstream as opposed to selling oil at the wellhead and flaring natural gas, thus increasing both our GTP expense and the associated revenue.

Oil and Natural Gas Amortization

        Oil and natural gas amortization expense increased 276% to $51.0 million for the year ended January 31, 2014 from $13.5 million for the year ended January 31, 2013. The increase is primarily related to a 295% increase in production in FY2014 compared to FY2013.

Accretion and Other Asset Retirement Obligation Expense

        These expenses increased in FY2014 by $1.0 million versus FY2013 primarily due to an increase in the estimated asset retirement obligation relating to our fully impaired assets in Nova Scotia.

General and Administrative Expenses

        The following table summarizes increases in general and administrative expenses for FY2014 compared with FY2013. Costs excluded from the amounts presented below are (i) those personnel costs which are capitalized under the full cost accounting method as direct internal costs of acquisition, exploration and development of oil and gas properties, (ii) costs equal to overhead reimbursements charged by TUSA as well operator to third parties participating in TUSA-operated wells, and (iii) general and administrative expenses recovered by Triangle for charges to Caliber and TUSA for various general and administrative services. The increases are primarily due to increases in the number of employees as we continued to expand our acquisition, exploration, development, completion and production activities in North Dakota and Montana during FY2014.

(in thousands)	Exploration and Production	Oilfield Services	Corporate	Consolidated Total
For the fiscal year ended January 31, 2014
Salaries, benefits and other general and administrative	$7,777	$11,116	$8,203	$27,096
Stock-based compensation	1,127	590	6,113	7,830

Total	$8,904	$11,706	$14,316	$34,926

For the fiscal year ended January 31, 2013
Salaries, benefits and other general and administrative	$6,838	$11,130	$4,358	$22,326
Stock-based compensation	2,507	617	3,342	6,466

Total	$9,345	$11,747	$7,700	$28,792

Interest Expense

        The $7.7 million in interest expense for the year ended January 31, 2014 consists of (a) approximately $3.4 million in interest and amortized fees related to the TUSA credit facility, (b) approximately $6.3 million in accrued interest and amortized fees related to our Convertible Note issued to NGP in July 2012, (c) approximately $1.0 million in interest expense associated with our RockPile credit facility and notes payable, and (d) a reduction of approximately $3.0 million of capitalized interest which is generally incurred on properties not being amortized. Approximately $3.6 million of interest expense was paid in cash. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 13—Long-Term Debt for additional information regarding our credit facilities and Convertible Note. Interest expense of $2.8 million for the year ended January 31, 2013 is primarily related to our Convertible Note with NGP.

Income Taxes

        Our FY2014 provision for deferred income taxes is $7.9 million. In prior years a 100% valuation allowance was placed against our net deferred tax assets of $35.0 million and $29.2 million at January 31, 2013 and 2012, respectively. Facts and circumstances indicate that the entire U.S. deferred tax asset is more likely than not to be realized in the future, and as such the valuation allowance is being correspondingly reduced by the amount of $26.7 million and a deferred tax expense recognized. Facts and circumstances indicate that the entire Canadian deferred tax asset will not be realized in the future, and as such, a 100% valuation allowance is being applied against our net Canadian deferred tax assets of $8.6 million.

        Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are determined by applying the enacted statutory tax rates in effect at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the Company's financial statements. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion of the benefit from deferred tax assets will not be realized. The Company's uncertain tax positions must meet a more-likely-than-not realization threshold to be recognized, and any potential accrued interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

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

Results of operations for the year ended January 31, 2013 compared to the year ended January 31, 2012

        For January 31, 2013, we recorded a net loss attributable to common stockholders of $13.8 million ($0.31 loss per common share, basic and diluted) as compared to a net loss attributable to common stockholders of $24.3 million ($0.60 loss per common share, basic and diluted) for the year ended January 31, 2012.

Oil and Natural Gas Operations

        The following table summarizes production volumes, average realized prices, oil and natural gas revenues and operating expenses for the fiscal years ended January 31, 2013 and 2012:

			Change
	For the Fiscal Year
			Increase (Decrease)	% Increase (Decrease)
U.S. Oil and Natural Gas Operations	2013	2012
Production volumes:
Crude oil (Bbls)	451,784	92,694	359,090	387%
Natural gas (Mcf)	188,044	11,758	176,286	1,499%
Natural gas liquids (Bbls)	5,054	216	4,838	2,240%
Total barrels of oil equivalent (Boe)	488,179	94,870	393,309	415%
Average realized prices:
Crude oil ($ per Bbl)	$85.29	$86.40	$(1.11)	(1)%
Natural gas ($ per Mcf)	$4.78	$9.10	$(4.32)	(47)%
Natural gas liquids ($ per Bbl)	$36.01	$92.59	$(56.58)	(61)%
Total average realized price ($ per Boe)	$81.15	$85.76	$(4.61)	(5)%
Oil and natural gas revenues (in thousands):
Crude oil	$38,533	$8,009	$30,524	381%
Natural gas	899	107	792	740%
Natural gas liquids	182	20	162	810%

Total oil and natural gas revenues	$39,614	$8,136	$31,478	387%

Operating expenses (in thousands):
Production taxes	$4,493	$896	$3,597	401%
Other lease operating expenses	3,469	901	2,568	285%
Gathering, transportation and processing	151	22	129	586%
Oil and natural gas amortization expense	13,548	3,022	10,526	348%
Accretion of other asset retirement obligations	22	7	15	214%
Impairment of oil and natural gas properties	—	6,000	(6,000)	(100)%

Total operating expenses	$21,683	$10,848	$10,835	100%

Operating expenses per Boe:
Production taxes	$9.20	$9.44	$(0.24)	(3)%
Other lease operating expense	$7.11	$9.50	$(2.39)	(25)%
Gathering, transportation and processing	$0.31	$0.23	$0.08	35%
Oil and natural gas amortization expense	$27.75	$31.85	$(4.10)	(13)%

	For the Fiscal Year Ended		Change
			Increase (Decrease)	% Increase (Decrease)
(in thousands) Canadian Oil and Natural Gas Operations	2013	2012
Lease operating expense	$97	$641	$(544)	(85)%
Impairment of oil and natural gas properties	—	4,416	(4,416)	(100)%
Accretion and other asset retirement obligation expenses	162	160	2	1%

Loss from Canadian oil and natural gas operations	259	5,217	(4,958)	(95)%

Loss from operations	$259	$5,217	$(4,958)	(95)%

Oil and Natural Gas Revenues

        Production revenues increased to $39.6 million for January 31, 2013 from $8.1 million for the year ended January 31, 2012 due to a 415% increase in production volumes, offset by a 5% reduction in oil and natural gas prices on a per Boe basis. The increase in production volumes added approximately $31.9 million in revenues, and the decrease in price per Boe reduced revenues by approximately $0.4 million.

        Total production volumes increased to 488.2 Mboe (1,334 Boepd) for January 31, 2013 from 94.9 Mboe (260 Boepd) for the year ended January 31, 2012, primarily due to the addition of approximately 240.2 Mboe from our operated drilling program and a 153.1 Mboe (161%) increase in production from our non-operated portfolio.

Oilfield Services

        RockPile commenced operations in July 2012. We formed RockPile with the strategic objectives of having greater control over our largest cost center as well as providing locally-sourced, high-quality completion services to TUSA and other operators in the Williston Basin. RockPile's focus from formation through January 31, 2013 was primarily on procuring new pressure pumping equipment, building physical and supply chain infrastructure in North Dakota, recruiting and training employees, and establishing third-party customers in the Williston Basin. Results of operations are affected by a number of variables including drilling and stimulation activity in the Williston Basin, the pricing environment, service performance, equipment utilization, and the ability to secure and retain third-party customers.

        For the year ended January 31, 2013, RockPile performed hydraulic fracturing services for TUSA and three third-party customers. This work resulted in 17 total well completions: 12 for Triangle and five for third-parties. All Triangle wells were completed using plug-and-perf applications. Four third-party wells were completed using a sliding sleeve application and one well was completed using a plug-and-perf application. RockPile revenue is comprised of service revenue, which is what we charge for equipment and labor, and materials revenue, which is what we charge for chemicals and proppant. Pressure pumping direct costs include the cost of chemicals and proppant, labor (wages and benefits), trucking charges, material transloading fees, railroad related costs, insurance, repairs and maintenance charges, and safety costs. Direct costs as a percentage of revenue will vary based upon equipment utilization.

        We recognized $3.0 million of gross profit from oilfield services for the year ended January 31, 2013 after elimination of $11.8 million in intercompany gross profit. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 4—Segment Reporting for additional information regarding our segments.

        The table below summarizes the RockPile contribution to our consolidated results for the year ended January 31, 2013:

	For the Fiscal Year Ended January 31, 2013
(in thousands)	RockPile	Eliminations	Consolidated
Revenues
Oilfield services	$57,207	$(36,460)	$20,747

Total revenues	57,207	(36,460)	20,747
Cost of sales
Depreciation	2,857	(1,732)	1,125
Oilfield services	39,534	(22,928)	16,606

Total cost of sales	42,391	(24,660)	17,731

Gross profit	$14,816	$(11,800)	$3,016

        As RockPile did not commence operations until the second quarter of FY2013, there are no comparative consolidated financial results for FY2012.

Hedging Activities

        We have entered into commodity derivative instruments, primarily utilizing costless collars and single-day puts, to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as derivative assets and liabilities. We value our derivative instruments by obtaining independent market quotes, as well as using industry-standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate. We utilize our valuations to assess the reasonableness of counterparties' valuations. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments. During the year ended January 31, 2013, we recognized a $3.6 million loss on our commodity derivative positions, less than $10,000 of which was cash settled, due to crude oil prices generally falling between the floor and ceiling of our costless collars. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled, and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 14—Derivative Instruments, for additional information regarding our derivative instruments.

Production Taxes

        Total production taxes increased to $4.5 million for FY2013 from $0.9 million for FY2012. Production taxes are primarily based on the wellhead values of production. The increase in production taxes in FY2013 is directly related to a 387% increase in production revenues. Production taxes as a percentage of oil and natural gas sales were 11.3% for FY2013 and 11.0% for FY2012. These rates were consistent with the published production tax rates in North Dakota, the primary source of our production.

Lease Operating Expense

        LOE decreased to $7.11 per Boe for FY2013 from $9.50 per Boe for FY2012. The decrease is primarily the result of lower LOE on non-operated wells, which decreased from $9.50 per Boe to $5.17 per Boe. For most of our non-operated wells the largest LOE component is water disposal. An increase in availability of trucking and third-party disposal facilities in the Williston Basin reduced this cost on a per unit basis. Offsetting the reduction in non-operated LOE costs were operated LOE costs of $9.15 per Boe. Included in the operated LOE rate are non-recurring costs for equipment rentals and for two workovers.

Gathering, Transportation and Processing

        GTP expenses increased to $0.31 per Boe for FY2013 from $0.23 per Boe for FY2012. In both years, all GTP expenses were associated with non-operated wells and primarily related to the gathering and transportation of oil and natural gas. GTP costs were $0.61 and $0.23 per non-operated Boe for the fiscal years ended January 31, 2013 and 2012, respectively. This increase is primarily the result of an increase in natural gas being gathered, transported and processed by third party companies as opposed to being flared.

Oil and Natural Gas Amortization

        Oil and natural gas amortization expense increased 348% to $13.5 million for FY2013 from $3.0 million for FY2012. The increase is primarily related to a 415% increase in production in FY2013 compared to FY2012.

General and Administrative Expenses

        The following table summarizes increases in general and administrative expenses for FY2013 compared with FY2012. Costs excluded from the amounts presented below are (i) those personnel costs which are capitalized under the full cost accounting method as direct internal costs of acquisition, exploration and development of oil and gas properties, (ii) costs equal to overhead reimbursements charged by TUSA as well operator to third parties participating in TUSA-operated wells, and (iii) general and administrative expenses recovered by Triangle for charges to Caliber and TUSA for various general and administrative services. The increases are primarily due to increases in the number of employees as we continued to expand our acquisition, exploration, development and production activities in North Dakota and Montana during FY2013.

(in thousands)	Exploration and Production	Oilfield Services	Corporate	Consolidated Total
For the fiscal year ended January 31, 2013
Salaries, benefits and other general and administrative	$6,838	$11,130	$4,358	$22,326
Stock-based compensation	2,507	617	3,342	6,466

Total	$9,345	$11,747	$7,700	$28,792

For the fiscal year ended January 31, 2012
Salaries, benefits and other general and administrative	$385	$874	$8,106	$9,365
Stock-based compensation	—	—	7,567	7,567

Total	$385	$874	$15,673	$16,932

        RockPile's general and administrative costs of $11.8 million increased from $0.9 million in fiscal year 2012. This increase is primarily attributable to increased compensation and benefit costs for personnel in RockPile's headquarters and field offices as RockPile built its team and commenced operations in July 2012.

Interest Expense

        The $2.8 million in interest expense in FY2013 consists of approximately $0.2 million in interest and amortized fees related to the TUSA credit facility, and approximately $3.0 million in accrued interest and amortized fees related to our Convertible Note with NGP. The total $3.2 million in interest expense is reduced by approximately $0.4 million of capitalized interest which is generally incurred as exploratory wells are drilled and completed.

Income Taxes

        Our FY2013 provision for deferred income taxes is zero due to recognition of 100% valuation allowances against our net deferred tax assets of $35.0 million and $29.2 million at January 31, 2013 and 2012, respectively. See Item 7. Results of operations for the year ended January 31, 2014 compared to the year ended January 31, 2013—Income Taxes."

Liquidity and Capital Resources

Overview

        Our liquidity is highly dependent on the prices we receive for the oil and natural gas we produce. Commodity prices are market driven and have been volatile; therefore, we cannot predict future commodity prices. Prices received for production heavily influence our revenue, cash flow, profitability, access to capital and future rate of growth. In addition, commodity prices received by exploration and production companies in the Williston Basin affect the level of drilling activity there, and therefore the demand for products and services provided by RockPile and Caliber.

        In FY2014, our average realized price for oil was $88.07 per barrel, an increase of 3% over the average realized price for FY2013. Future prices for oil will likely continue to fluctuate due to supply and demand factors, seasonality and other geopolitical and economic factors. We manage volatility in commodity prices by maintaining flexibility in our capital investment program. In addition, we periodically hedge a portion of our oil production to mitigate our potential exposure to price declines and the corresponding negative impact on cash flow available for investment.

        As of January 31, 2014, we had cash of approximately $81.8 million consisting primarily of cash held in bank accounts, as compared to approximately $33.1 million at January 31, 2013. We also had available borrowing capacity under the TUSA credit facility of $137.0 million as of January 31, 2014.

        On March 25, 2014, RockPile entered into the FY2015 RockPile Credit Agreement with a syndicate of lenders led by Citibank and Wells Fargo, which provides for a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to an aggregate of $150.0 million. The credit facility is expected to support RockPile's growth initiatives and enable RockPile to remain self-funded as it contemplates additional investment in infrastructure and equipment necessary to support broad-based growth across its service lines. The FY2015 RockPile Credit Agreement also permits RockPile to make a distribution to Triangle of up to $10.0 million per fiscal year assuming compliance with certain financial ratios, and RockPile may pay Triangle up to an additional $3.0 million per fiscal year for shared services that Triangle provides to RockPile. All of RockPile's assets are pledged as collateral under the FY2015 RockPile Credit Agreement, with certain exceptions relating to real property interests, but neither Triangle nor its non-RockPile subsidiaries act as a guarantor under the facility. The FY2015 RockPile Credit Agreement contains customary covenants, including those that restrict RockPile's ability to make or limit certain payments, distributions, acquisitions, loans or investments, incur certain indebtedness or create certain liens on its assets, consolidate or enter into mergers, dispose of certain of its assets, engage in certain types of transactions with its affiliates, enter into certain sale/leaseback transactions, and modify certain material agreements. Funds drawn from the FY2015 RockPile Credit Facility were used to pay down and close RockPile's former credit facility.

Capital Requirements Outlook

        Our cash flow from operations has historically contributed minimally to funding our capital requirements, specifically with respect to our capital expenditure budget. We believe that the lag time between initial investment and cash flow from such investment is typical of the oil and gas industry. We expect our cash flow from operations to increase significantly as additional TUSA oil and natural gas wells come online, RockPile's oilfield services increase, and Caliber's gathering and processing system becomes fully operational. However, we will likely remain dependent on borrowings under our credit facilities and potential additional financings for the foreseeable future to fund the difference between cash flow from operations and our capital expenditures budget and other contractual commitments (see Note 13—Long-Term Debt and Note 15—Commitments and Contingencies in the consolidated financial statements for further details). Although we expect that increases in our operating cash flow and growing availability under our asset-backed credit facilities will be largely sufficient for our capital requirements, any additional shortfall will likely be financed through additional debt instruments in the near term. There can be no assurance that we will achieve our anticipated future cash flow from operations, that credit will be available when needed, or that we would be able to complete alternative transactions in the capital markets, if needed.

        We may also continue to pursue significant acquisition opportunities, which would also require additional financing. Our ability to obtain additional financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas exploration and production industry, and tax burdens due to new tax laws.

        If our existing and potential sources of liquidity are not sufficient to satisfy our commitments and to undertake our currently planned expenditures, we have the flexibility to alter our development program or divest assets. Our operatorship of much of our acreage allows us the ability to adjust our drilling schedule in response to changes in commodity prices or the oilfield service environment. Further, if we were not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our planned expenditures or restructure our operations (including reducing our rig count and sub-contracting our pressure pumping services agreement, either of which may in certain circumstances result in termination fees depending on the timing and requirements of the underlying agreements), which may reduce anticipated future cash flow from operations. If we are unable to implement our planned exploration and drilling program, we may be unable to service our debt obligations or satisfy our contractual obligations.

Debt

        As of January 31, 2014, we had $343.2 million of debt outstanding. See Note 13—Long-Term Debt in the consolidated financial statements for further discussion of debt outstanding.

Working Capital

        As part of our cash management strategy, we periodically use available funds to reduce amounts borrowed under our credit facilities. However, due to certain restrictive covenants contained in our credit facilities regarding our ability to dividend or otherwise transfer funds from the borrower to Triangle, we seek to maintain sufficient liquidity at Triangle to manage foreseeable and unforeseeable consolidated cash requirements. Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital. Our working capital was approximately $35.5 million as of January 31, 2014, as compared to approximately $3.3 million at January 31, 2013.

Public Securities Offerings

        Historically, we have financed our operations, property acquisitions and other capital investments in part from the proceeds of offerings of our equity and debt securities. We may offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, at prices and on terms announced when and if the securities are offered. The specifics of any future public offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus or a prospectus supplement at the time of such offering.

        On August 8, 2013, we agreed to issue and sell 15,000,000 shares of common stock at a price to the public of $6.25 per share pursuant to an underwriting agreement (the "Underwriting Agreement") with Wells Fargo Securities, LLC, as representative of the several underwriters named therein (collectively, the "Underwriters"). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day over-allotment option to purchase up to an additional 2,250,000 shares of common stock at the same public offering price. The offering was made pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-171958) previously filed with the Securities and Exchange Commission on January 31, 2011. The offering closed on August 14, 2013 and the Underwriters' over-allotment option closed on September 11, 2013.

        The net proceeds to the Company from the offering, including the exercise of the underwriters' over-allotment option, were approximately $101.8 million, after deducting underwriting discounts and commissions and other expenses.

Private Placements

        On March 8, 2013, the Company sold to two affiliates of NGP an aggregate of 9,300,000 shares of common stock of the Company in a private placement at $6.00 per share for aggregate consideration of $55.8 million.

        On August 6, 2013, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with TIAA Oil and Gas Investments, LLC ("TOGI"). As permitted under the terms of the Stock Purchase Agreement, on August 28, 2013, TOGI assigned its rights and obligations to purchase 11,350,000 shares of the Company's common stock to ActOil, which is an affiliate of TOGI.

        Pursuant to the Stock Purchase Agreement, on August 28, 2013, the Company issued to ActOil 11,350,000 shares of common stock at $7.20 per share for net proceeds to the Company of $80.8 million after transaction costs. Concurrently with the issuance, the Company entered into a Rights Agreement (the "Rights Agreement") with ActOil. Under the Rights Agreement, ActOil is entitled to certain demand registration rights and unlimited piggyback registration rights under the Securities Act.

        The Rights Agreement also grants ActOil a preemptive right to purchase its pro rata share on a fully diluted basis of any future equity offerings by the Company until such time as ActOil and its affiliates cease to hold at least the lesser of (i) 50% of the shares of common stock acquired by ActOil pursuant to the Stock Purchase Agreement, and (ii) 10% of the Company's then-outstanding shares of the common stock (a "Termination Event"). Such rights are subject to customary exclusions such as securities offered in connection with employee benefits plans, business combinations, pro-rata distributions, and stockholder rights plans.

        Pursuant to the Rights Agreement, on the date on which the aggregate amount paid to the Company by ActOil and certain of its affiliates as consideration for shares of common stock exceeds $150.0 million, ActOil will be entitled to designate one director to serve on the Board of Directors of the Company until such time as a Termination Event occurs.

        The Rights Agreement further provides that, for so long as ActOil holds (i) 50% of the common stock purchased by ActOil under the Stock Purchase Agreement, and (ii) 10% of the then issued and outstanding common stock, without the prior written consent of ActOil, the Company and its Company's subsidiaries shall not incur any indebtedness, unless the Consolidated Leverage Ratio (as defined in the Rights Agreement) does not exceed 5.0 to 1.0 (provided that debt outstanding under TUSA's credit facility and the Company's Convertible Note issued in July 2012 are excluded from such calculation).

Commodity Derivative Instruments

        We utilize various derivative instruments in connection with anticipated crude oil sales to reduce the impact of product price fluctuations. Currently, we utilize costless collars and swaps. Current period settlements on commodity derivative instruments impact our liquidity, since we are either paying cash to, or receiving cash from, our counterparties. If actual commodity prices are higher than the fixed or ceiling prices in our derivative instruments, our cash flows will be lower than if we had no derivative instruments. Conversely, if actual commodity prices are lower than the fixed or floor prices in our derivative instruments, our cash flows will be higher than if we had no derivative instruments.

Sources of Capital

        Cash flow from operations.    We expect our cash flow from operations to continue to increase commensurate with our anticipated increase in sales volumes. We have been able to increase our volumes on a quarter over quarter basis for the past two years. This increase is directly related to our successful operations as we have developed our properties. If we are able to continue to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, subject to the changes in the market price of crude oil, we would expect our production rates and operating cash flows to continue to increase over time as we continue to develop our properties and our RockPile services.

        Credit facilities.    As of January 31, 2014, our maximum credit available under the TUSA credit facility was $500.0 million with a borrowing base of $320.0 million. As of January 31, 2014, we had available borrowing capacity under the TUSA credit facility of $137.0 million. The borrowing base under the TUSA credit facility is subject to redetermination by May 1, 2014, and thereafter on a semi-annual basis by each November 1st and May 1st. In addition, TUSA has the option to request one unscheduled interim redetermination prior to May 1, 2014, and two unscheduled redeterminations during any calendar year after May 1, 2014.

        On March 25, 2014, RockPile entered into the FY2015 RockPile Credit Agreement, which provides a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to an aggregate of $150.0 million. Borrowings under the FY2015 RockPile Credit Agreement are available to (i) repay existing debt, (ii) provide for the working capital and general corporate requirements of RockPile, (iii) fund capital expenditures, (iv) pay any fees and expenses associated with the FY2015 RockPile Credit Agreement, and (iv) support letters of credit.

Analysis and Changes in Cash Flow

        The following is a summary of our change in cash and cash equivalents for fiscal years ended January 31, 2014 and 2013:

	For the Year Ended January 31,
(in thousands)	2014	2013	Change
Net cash provided by (used in) operating activities	$85,586	$2,764	$82,822
Net cash used in investing activities	(458,716)	(179,712)	(279,004)
Net cash provided by financing activities	421,763	141,250	280,513

Net Increase (decrease) in cash and equivalents	$48,633	$(35,698)	$84,331

Net Cash Provided by Operating Activities

        Cash flows provided by operating activities were $85.6 million in FY2014. Cash flows provided by operating activities were $2.8 million in FY2013. The increase in operating cash flows was primarily due to higher oil revenues driven by higher sales volumes, partially offset by increases in production expenses, production taxes, general and administrative expenses, and other expenses associated with the growth of our operations during the year.

Net Cash Used by Investing Activities

        In FY2014, investing activities used $458.7 million in cash compared to $179.7 million in FY2013. The increase in cash flows used in investing activities in FY2014 was primarily due to our acquisition of properties during FY2014 and the associated increase in capital investment. Additionally we invested in Caliber our remaining commitment of $18.0 million.

Net Cash Provided by Financing Activities

        Cash flows provided by financing in FY2014 totaled $421.8 million. The increase was primarily a result of (i) the issuance of 9,300,000 shares of common stock to two affiliates of NGP for net proceeds of $55.7 million, (ii) the issuance of 325,000 shares of common stock of the Company to an unaffiliated oil and gas company at $7.50 per share for net proceeds of $2.4 million, (iii) the issuance of 17,250,000 shares of common stock in a public offering for net proceeds of $101.8 million, (iv) the issuance of 11,350,000 shares of common stock to ActOil at $7.20 per share for net proceeds of $80.8 million, and (v) advances from notes payable and credit facilities.

        Cash flows provided by financing activities for the year ended January 31, 2013 of $141.3 million was primarily a result of the proceeds from the $120.0 million Convertible Note. See Item 8. Consolidated Financial Statements and Supplementary Data, Note 13—Long-Term Debt, for further discussion.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations as of January 31, 2014

        The following table lists information with respect to our known contractual obligations as of January 31, 2014:

	Payments due by period
(in thousands) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Office leases(a)	$5,345	$1,180	$2,440	$1,725	$—
Drilling rigs(b)	13,604	13,484	120	—	—
Credit facility(c)	183,000	—	—	—	183,000
Convertible note principal(d)	120,000	—	—	—	120,000
Convertible note interest(d)	9,290	—	—	—	9,290
Oilfield services(e)	3,990	1,752	1,023	560	655
RockPile credit facilities(f)	21,515	8,450	13,065	—	—
RockPile notes payable(g)	12,108	802	1,605	1,605	8,096
Midstream services(h)	405,000	24,798	134,373	68,162	177,667
Asset retirement obligations(i)	4,629	3,333	—	87	1,209

	$778,481	$53,799	$152,626	$72,139	$499,917

(a)
The Company leases office facilities in Denver, Colorado under operating lease agreements that expire in July 2014 and September 2017.

(b)
As of January 31, 2014, the Company was subject to commitments on three drilling rig contracts. Two of the drilling rig contracts expire in first quarter of FY2015 and the remaining contract expires in the fourth quarter of FY2015. In the event of early termination of the contracts, the Company would be obligated to pay an aggregate amount of approximately $11.5 million as of January 31, 2014 as required under the terms of the contracts.

(c)
Calculated based on our January 31, 2014 outstanding borrowings under the TUSA credit facility of $183.0 million and assumes no principal repayment until the maturity date in April 2017. For further discussion regarding the terms of the credit facility see Item 8, Consolidated Financial Statements and Supplementary Data, Note 13—Long-Term Debt.

(d)
Calculated based on our January 31, 2014 outstanding aggregate principal amount of $120.0 million of 5% Convertible Note with no stated maturity date. The interest on the Convertible Note is payable in kind and added to the principal balance of the note. For further discussion regarding the terms of the Convertible Note, see Item 8, Consolidated Financial Statements and Supplementary Data, Note 13—Long-Term Debt.

(e)
As of January 31, 2014, RockPile had various commitments for future expenditures relating to (i) office space, (ii) leases of land, rail spur, tractor trailer units, equipment for transportation, transloading and storage of bulk commodities and light vehicles, and (iii) transloading services and track rental.

(f)
Calculated based on outstanding principal borrowings of $21.5 million under RockPile's former credit facility on January 31, 2014, with a maturity date of February 26, 2016. RockPile replaced its former credit facility on March 25, 2014 with a $100.0 million credit facility. For further discussion regarding the terms of RockPile's former and replacement credit facilities, see Item 8. Consolidated Financial Statements and Supplementary Data, Note 13—Long-Term Debt.

(g)
Includes RockPile obligations relating to (i) a loan agreement to Dacotah Bank for the construction financing of residential units; (ii) a mortgage loan related to its administrative and maintenance facility; and (iii) a mortgage loan related to the purchase of a 12 unit apartment building. For further discussion regarding the terms of the credit facility see Item 8, Consolidated Financial Statements and Supplementary Data, Note 13—Long-Term Debt.

(h)
Amounts relate to agreements between TUSA and Caliber North Dakota LLC described in Item 1. "Business—Delivery Commitments."

(i)
Amounts represent our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 7—Asset Retirement Obligations.

        As is customary in the oil and natural gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

Impact of Inflation and Pricing

        Triangle's transactions are denominated in U.S. dollars. Inflation in the context of oil field services and goods has been significant in the Williston Basin, the primary area in which Triangle operates. Typically, as prices for oil and gas increase, associated costs rise. Changes in prices impact Triangle's revenues, estimates of reserves, assessments of any impairment of oil and gas properties, as well as values of properties being acquired or sold. Price changes have the potential to affect Triangle's ability to raise capital, borrow money, and retain personnel. Higher prices for oil and gas or other factors could result in increases in the costs of materials, services and personnel.

Critical Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires us to make appropriate accounting estimates and to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We consider our critical accounting policies and related estimates to be those that require difficult, complex, or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and may differ materially from those estimates.

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

        Companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations on country-wide cost pools. This test limits total capitalized costs for oil and natural gas properties (net of accumulated depreciation, depletion and amortization ("DD&A") and deferred income taxes) to the sum of the present value (discounted at 10% per annum) of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects. Revenue calculations in the reserves are based on the unweighted average first-day-of-the-month prices for the prior twelve months. Changes in proved reserve estimates (whether based upon quantity revisions or commodity prices) will cause corresponding changes to the full cost ceiling limitation. If net capitalized costs subject to amortization exceed this limit, the excess would be charged to expense. Any recorded impairment of oil and natural gas properties is not reversible at a later date.

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

Full Cost Accounting's Non-recognition of Service Income with Third Parties in Certain Circumstances

        Both the successful efforts accounting method and the full cost accounting method require the elimination of revenue, cost of sales and gross profit for intercompany transactions in consolidated financial statements. Hence, upon consolidation, Triangle eliminates RockPile's revenues, costs of sales and gross profit on a well to the extent of Triangle's working interest in the well.

        Unlike the successful efforts accounting method, the full cost accounting method also restricts or eliminates recognition of service income with third parties in certain circumstances. The full cost accounting method's Rule 4-10(c)(6)(iv)(C) is to be broadly applied such that Triangle may recognize no pressure pumping services income on behalf of third parties, as well as Triangle, with regard to a well operated by Triangle or a Triangle affiliate. If Triangle or a Triangle affiliate is the well's operator, then no income earned on RockPile pressure pumping services for the well may be currently recognized in Triangle's financial statements, regardless of how much economic interest Triangle may have in that well. Such income is credited to Triangle's capitalized well costs and indirectly recognized later through a lower amortization rate as proved reserves are produced. Such income is pressure pumping revenue in excess of related expenses in providing pressure pumping services, including the portion of RockPile general and administrative expenses (i) identifiable with those pressure pumping services, and (ii) incurred in the period of service.

        Where Triangle (or a Triangle affiliate) is not the well operator, the full cost accounting method's Rule 4-10(c)(6)(iv)(A) restricts recognition of consolidated service income (such as pressure pumping) for a well to such income that exceeds Triangle's share of costs incurred and estimated to be incurred in connection with the drilling and completion of the well, for Triangle's related property interests acquired within the twelve-month period preceding engagement for the service. As a simplified example, if RockPile provides pressure pumping services on a well not operated by Triangle, but in which Triangle has a recently acquired 5% working interest for which Triangle's share of well cost are $0.5 million (after elimination of consolidated intercompany profit), then Triangle cannot recognize the first $0.5 million of other pressure pumping income on the well. To the extent income cannot be currently recognized, Triangle charges such service income against service revenue and credits the well's capitalized costs. The deferred income is indirectly recognized later through a lower amortization rate as proved reserves are produced.

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

        At January 31, 2014, 58% of our total proved reserves were categorized as proved undeveloped. All of these proved undeveloped reserves are in the Bakken Shale formation or Three Forks formation in North Dakota. We review and update our reserve estimates at least quarterly.

Derivative Instruments

  Commodity derivative

        The Company has entered into commodity derivative instruments, primarily utilizing single day puts or costless collars to reduce the effect of price changes on a portion of our future oil production. The Company's commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the gain/loss on derivatives line on the consolidated statement of operations. We value our derivative instruments by obtaining independent market quotes, as well as using industry-standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate. We utilize our valuations to assess the reasonableness of counterparties' valuations. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments.

  Equity investment derivatives

        The Company holds equity investment derivatives (Class A Trigger Units, Class A Trigger Unit Warrants and Warrants (Series 1 through Series 4)) in Caliber. Our equity investment derivatives are measured at fair value and are included on the consolidated balance sheets as derivative assets. Net gains and losses on equity investment derivatives are recorded based on the changes in the fair values of the derivative instruments and included in our consolidated statements of operations.

        For additional discussion, see Item 8, Consolidated Financial Statements and Supplementary Data, Note 14—Derivative Instruments.

Income Taxes

        Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are determined by applying the enacted statutory tax rates in effect at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the Company's financial statements. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion of the benefit from deferred tax assets will not be realized. The Company's uncertain tax positions must meet a more-likely-than-not realization threshold to be recognized, and any potential accrued interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

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

Share-Based Compensation

        Triangle recognizes compensation related to all equity-based awards in the consolidated financial statements based on their estimated grant-date fair value. We grant various types of equity-based awards including restricted stock units and stock options at Triangle, and restricted units at RockPile ("Series B Units"). The fair value of stock option and Series B Unit awards is determined using the Black-Scholes option pricing model. Service-based restricted stock units are valued using the market price of our common stock on the grant date. Compensation cost is recognized ratably over the applicable vesting period. See Note 20—Share-Based Compensation for additional information regarding our stock-based compensation.

Revenue Recognition

        All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, or the amount is fixed or determinable and collectability is reasonably assured, as follows:

        Oil and Natural Gas Revenue.    The Company recognizes revenues from the sale of crude oil and natural gas using the sales method of accounting. Revenues from the sale of crude oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title and risk of ownership have transferred and collectability is reasonably assured.

        Pressure Pumping Revenue.    The Company enters into arrangements with its customers to provide hydraulic fracturing services, which can be either on a spot market basis or under term contracts. We only enter into arrangements with customers for which we believe that collectability is reasonably assured. Revenue is recognized upon the completion of each job, which generally consists of numerous fracturing stages.

        Intercompany revenues are eliminated in the consolidated financial statements, and under certain circumstances, service revenue is reduced when service income cannot be recognized under full cost accounting as discussed in "Full Cost Accounting's Non-recognition of Service Income with Third Parties in Certain Circumstances" above.

Business Combinations

        Triangle accounts for its acquisitions in accordance with ASC 805, Business Combinations. Under the guidance, a business combination is measured as the fair value of the consideration given. The acquirer must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. The excess of the cost of an acquired entity, if any, over the net amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if any, is recognized immediately to earnings as a gain from bargain purchase. The amount of goodwill or gain on bargain purchase recorded in any particular business combination can vary significantly depending upon the values attributed to the assets acquired and liabilities assumed.

Goodwill

        We evaluate goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there has been a significant decline in the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline in the fair value of a reporting unit has more likely than not occurred, or if a reporting unit's fair value has historically been closer to its carrying value, we will proceed to Step 1 testing where we calculate the fair value of the reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit exceeds its fair value, we will proceed to Step 2, where the fair value of the reporting unit will be allocated to assets and liabilities as it would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value as calculated in Step 2.

        We estimate fair value using discounted cash flows of the reporting unit. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as weighted average cost of capital, industry and market trends, legislation, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the business unit that is providing services. As of January 31, 2014, the Company's assessment of goodwill impairment indicated that the fair values of the Company's reporting units were substantially in excess of their respective estimated carrying values, and therefore goodwill was not impaired.

Intangible Assets

        Triangle's intangible assets are accounted for and reviewed for impairment in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized to the extent the carrying value exceeds its fair value.

Investments

        Triangle accounts for its investment in Caliber using the equity method of accounting. The equity method of accounting requires the investor to recognize its share of the earnings and losses of the investee in the periods in which they are reflected in the accounts of the investee.

Recently Issued Accounting Pronouncements

        Refer to Item 8. Consolidated Financial Statements and Supplementary Data, Note 3—Summary of Significant Accounting Policies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

        Our primary market risk is related to changes in oil prices. The market price of oil has been highly volatile and is likely to continue to be highly volatile in the future, which will impact our prospective revenues from the sale of products or properties. Currently, we utilize swaps and costless collars to reduce the effect of price changes on a portion of our future oil production. We do not enter into derivative instruments for trading purposes. For accounting purposes we mark our derivatives to fair value and recognize the changes in fair value under the gain (loss) from derivative activities line on the consolidated statements of operations and comprehensive income (loss).

        We use costless collars to establish floor and ceiling prices on our anticipated future oil production. We neither receive nor pay net premiums when we enter into these arrangements. These contracts are settled on a monthly basis. When the settlement price (the market price for oil or natural gas during the settlement period) for a period is above the ceiling price, we pay our counterparty. When the settlement price for a period is below the floor price, our counterparty is required to pay us.

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. TUSA is currently a party to derivative contracts with four counterparties. The Company has a netting arrangement with each counterparty that provides for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparty. The derivative contracts may be terminated by a non-defaulting party in the event of a default by one of the parties to the agreement.

        The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil prices and to manage its exposure to commodity price risk. While the use of these derivative instruments reduces the downside risk of adverse price movements, these instruments may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional forecasted production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions.

        The Company's commodity derivative contracts as of March 31, 2014 are summarized below:

Term End Date	Contract Type	Basis(1)	Quantity (Bbl/d)	Put Strike	Call Strike	Weighted Average Price
Fiscal 2015	Collar	NYMEX	3,282	$80.00 - $91.25	$94.40 - $101.20	—
Fiscal 2015	Swap	NYMEX	1,084	—	—	$95.66
Fiscal 2016	Collar	NYMEX	1,373	$80.00	$94.50 - $96.65	—

(1)
NYMEX refers to quoted prices on the New York Mercantile Exchange.

        We determine the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third-parties, the credit rating of each counterparty, and the Company's own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company believes that it has substantial credit quality and the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

        Changes in commodity futures price strips during FY2014 had an overall net positive impact on the fair value of our derivative contracts. For FY2014, we reported a gain on our derivative contracts of $1.1 million. The fair value of our derivative instruments at January 31, 2014 was a net asset of $2.1 million. This mark-to-market net asset relates to derivative instruments with various terms that are scheduled to be realized over the period from January 2014 through December 31, 2015. Over this period, actual realized derivative settlements may differ significantly, either positively or negatively, from the unrealized mark-to-market valuation at January 31, 2014. An assumed increase of 10% in the forward commodity prices used in the year-end valuation of our derivative instruments would result in a net derivative liability of approximately $12.6 million at January 31, 2014. Conversely, an assumed decrease of 10% in forward commodity prices would result in a net derivative asset of approximately $14.0 million at January 31, 2014. For further details regarding our derivative contracts please refer to Note 14—Derivative Instruments under Item 8 in this annual report.

Interest Rate Risk

        At January 31, 2014, we had $129.3 million outstanding under the Convertible Note, all of which has a fixed interest rate of 5%.

        In addition, as of January 31, 2014, we had $320.0 million of borrowing availability under the TUSA credit facility, of which $183.0 million was drawn at fiscal year-end. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at January 31, 2014 under the TUSA credit facility of $320.0 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $3.2 million.

        As of January 31, 2014, RockPile had an aggregate of approximately $25.2 million available for borrowing under its credit facility of which approximately $21.5 million of principal was outstanding as of such date. The credit facility bears interest at variable rates. Assuming RockPile had the maximum amount outstanding at January 31, 2014 under the credit facility of $25.2 million, a 1.0% interest rate increase would result in additional annualized interest expense of approximately $0.3 million.

        On March 25, 2014, RockPile entered into the FY2015 RockPile Credit Agreement which provides borrowings thereunder that bear interest at either (i) the alternative base rate (the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.5%, or (c) the one-month adjusted eurodollar rate (as defined in the FY2015 RockPile Credit Agreement) plus 1%,), plus an applicable margin that ranges between 1.5% and 2.25%, depending on RockPile's leverage ratio as of the last day of RockPile's most recent fiscal quarter, or (ii) the eurodollar rate plus an applicable margin that ranges between 2.50% and 3.25%, depending on RockPile's leverage ratio as of the last day of RockPile's most recent fiscal quarter. Assuming RockPile had the maximum amount outstanding at January 31, 2014 under the FY2015 RockPile Credit Agreement of $100.0 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $1.0 million.

        For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, see Item 8. Consolidated Financial Statements and Supplementary Data.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All supplementary data are either omitted as not applicable or the information required is shown in the consolidated financial statements or related notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Triangle Petroleum Corporation:

        We have audited the accompanying consolidated balance sheets of Triangle Petroleum Corporation and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Petroleum Corporation and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Petroleum Corporation's internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2014 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP
Denver, Colorado April 16, 2014

Triangle Petroleum Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	January 31, 2014	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and equivalents	$81,750	$33,117
Accounts receivable:
Oil and natural gas sales	20,450	10,625
Trade	84,973	28,541
Other	1,101	955
Investment in marketable securities	—	5,065
Derivative asset	955	603
Deferred tax benefit	321	—
Inventory, deposits and prepaid expenses	5,331	2,306

Total current assets	194,881	81,212

LONG-TERM ASSETS
Oil and natural gas properties at cost, using the full cost method of accounting:
Unproved properties and properties under development, not being amortized	121,393	94,529
Proved properties	629,051	220,894

Total oil and natural gas properties at cost	750,444	315,423
Less: accumulated amortization	(67,657)	(16,666)

Net oil and natural gas properties	682,787	298,757

Oilfield services equipment, net	46,586	18,878
Other property and equipment, net	24,507	15,779
Equity investment	68,536	11,768
Goodwill	1,680	—
Intangible assets, net	3,862	—
Long-term derivative asset	1,192	—
Other long-term assets	3,553	1,927

Total assets	$1,027,584	$428,321

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation

Consolidated Balance Sheets (Continued)

(In thousands, except share data)

	January 31, 2014	January 31, 2013
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$53,066	$37,043
Accrued liabilities:
Exploration and development	68,192	30,433
Other	25,926	7,486
Short-term borrowings on debt	8,851	—
Asset retirement obligations	3,333	2,949

Total current liabilities	159,368	77,911
LONG-TERM LIABILITIES
Long-term borrowings on credit facilities	196,065	25,000
5% convertible note	129,290	123,023
Other notes payable	9,002	—
Asset retirement obligations	1,296	473
Deferred tax liability	8,262	—
Derivative liability	—	292
Other	1,139	—

Total liabilities	504,422	226,699

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 140,000,000 shares authorized; 85,735,827 and 46,733,011 shares issued and outstanding at January 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	571,702	323,642
Accumulated deficit	(48,540)	(122,020)
Accumulated other comprehensive income	—	—

Total stockholders' equity	523,162	201,622

Total liabilities and stockholders' equity	$1,027,584	$428,321

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	For the Years Ended January 31,
	2014	2013	2012
REVENUES:
Oil and natural gas sales	$160,548	$39,614	$8,136
Oilfield services	98,199	20,747	—
Other	—	340	—

Total revenues	258,747	60,701	8,136

EXPENSES:
Production taxes	18,006	4,492	896
Lease operating expenses	14,454	3,566	1,542
Gathering, transportation and processing	4,302	150	22
Depreciation and amortization	57,048	15,081	3,114
Impairment of oil and natural gas properties	—	—	10,416
Accretion and other asset retirement obligation expenses	1,018	184	167
Oilfield services	82,327	16,606	—
General and administrative:
Stock-based compensation	7,830	6,466	7,567
Salaries and benefits	17,299	14,922	4,628
Other general and administrative	9,797	7,403	4,737
Foreign exchange loss	—	1	22

Total operating expenses	212,081	68,871	33,111

INCOME (LOSS) FROM OPERATIONS	46,666	(8,170)	(24,975)

OTHER INCOME (EXPENSE):
Gain on equity investment derivative	39,785	—	—
Gain (loss) from derivative activities	1,082	(3,570)	—
Interest expense	(7,686)	(2,818)	—
(Loss) from equity investment	—	(283)	—
Interest income	200	134	287
Other income (expense)	1,374	223	265

Total other income (expense)	34,755	(6,314)	552

NET INCOME (LOSS) BEFORE INCOME TAXES	81,421	(14,484)	(24,423)
Income tax provision	(7,941)	—	—

NET INCOME (LOSS)	73,480	(14,484)	(24,423)
Less: net loss attributable to noncontrolling interest in subsidiary	—	724	145

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$73,480	$(13,760)	$(24,278)

Net income (loss) per common share outstanding:
Basic	$1.07	$(0.31)	$(0.60)
Diluted	$0.91	$(0.31)	$(0.60)
Weighted average common shares outstanding:
Basic	68,578,553	44,475,201	40,707,957
Diluted	84,557,542	44,475,201	40,707,957
COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to common stockholders	$73,480	$(13,760)	$(24,278)
Other comprehensive income (loss)	—	—	—

Total comprehensive income (loss)	$73,480	$(13,760)	$(24,278)

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation

Consolidated Statements of Cash Flows

(In thousands)

	2014	For the Years Ended January 31, 2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73,480	$(14,484)	$(24,423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,048	15,081	3,114
Impairment of oil and natural gas properties	—	—	10,416
Stock-based compensation	7,830	6,637	7,567
Interest expense not paid in cash	6,267	2,738	—
Accretion and other asset retirement obligation expenses	1,018	184	167
(Gain) loss on derivative activities	(1,082)	3,578	—
(Gain) on equity investment derivative	(39,785)	—	—
(Gain) on settlements of commodity derivative instruments	(754)	—	—
Loss from equity investment	—	283	—
Equity investment cash distribution	3,150	—	—
(Gain) on securities held for investment	(1,040)	(204)	—
Deferred income taxes	7,941	—	—
Changes in related current assets and current liabilities:
Inventory, deposits and prepaid expenses	(3,025)	(2,555)	(136)
Accounts receivable:
Oil and natural gas sales	(9,825)	(5,202)	(5,267)
Trade	(55,958)	(24,612)	(3,919)
Related party	—	—	—
Other	(146)	(481)	(406)
Accounts payable and accrued liabilities	40,951	22,054	425
Asset retirement expenditures	(484)	(253)	(304)

Cash provided by (used in) operating activities	85,586	2,764	(12,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(401,109)	(135,818)	(107,594)
Sale of oil and natural gas properties	—	3,265	47
Purchase of oilfield services equipment	(27,596)	—	—
Purchase of other property and equipment	(10,928)	(31,037)	(1,319)
Sale of marketable securities	6,105	—	—
Equity investment in Caliber Midstream Partners, L.P.	(18,000)	(12,001)	—
Purchase of derivative contracts	—	(3,889)	—
Deposits on equipment under construction	182	(182)	(5,648)
Non-controlling interest in subsidiary	—	(50)	4,000
Proceeds from return of long-term deposit	—	—	86
Cash advanced to operators for oil and natural gas	—	—	(724)
Acquisition of Team Well Service, Inc.	(7,715)	—	—
Other	345	—	106

Cash used in investing activities	(458,716)	(179,712)	(111,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	245,333	—	142,313
Stock offering costs	(7,072)	—	(7,570)
Proceeds from credit facilities	211,820	41,700	—
Repayments of credit facilities	(32,306)	(16,700)	—
Proceeds from notes payable	14,430	120,000	—
Repayments of notes payable	(5,876)	—	—
Debt issuance costs	(2,670)	(1,270)	—
Cash paid to settle tax on vested restricted stock units	(2,058)	(1,884)	—
Purchase minority interest in RockPile	—	(609)	—
Issuance of common stock for exercise of options	162	13	111

Cash provided by financing activities	421,763	141,250	134,854

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	48,633	(35,698)	11,042
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	33,117	68,815	57,773

CASH AND EQUIVALENTS, END OF PERIOD	$81,750	$33,117	$68,815

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation

Consolidated Statement of Stockholders' Equity

For the Years Ended January 31, 2014, 2013 and 2012

(in thousands, except share data)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Total Equity
Balance—January 31, 2011	22,525,672	$—	$159,788	$(83,982)	$—	$75,806
Stock issued for the purchase of oil and natural gas property	1,437,699	—	11,780	—	—	11,780
Sale of stock at $7.50/share	18,975,000	—	142,312	—	—	142,312
Stock offering costs	—	—	(7,569)	—	—	(7,569)
Exercise of stock options	82,501	—	111	—	—	111
Stock issued pursuant to termination agreements	24,000	—	185	—	—	185
Vesting of restricted stock units	471,086	—	—	—	—	—
Stock-based compensation	—	—	7,593	—	—	7,593
Non-controlling interest in subsidiary	—	—	—	—	4,000	4,000
Net loss for the year	—	—	—	(24,278)	(145)	(24,423)

Balance—January 31, 2012	43,515,958	$—	$314,200	$(108,260)	$3,855	$209,795
Common stock issued for the purchase of oil and natural gas properties	225,000	—	1,204	—	—	1,204
Shares issued for consulting services	10,000	—	73	—	—	73
Exercise of stock options	4,167	—	13	—	—	13
Common stock issued pursuant to termination agreement (net of shares surrendered for taxes)	17,230	—	99	—	—	99
Vesting of restricted stock units (net of shares surrendered for taxes)	774,941	—	(1,884)	—	—	(1,884)
Acquire minority interest in subsidiary	2,185,715	—	2,522	—	(3,131)	(609)
Stock-based compensation	—	—	7,415	—	—	7,415
Net loss for the year	—	—	—	(13,760)	(724)	(14,484)

Balance—January 31, 2013	46,733,011	$—	$323,642	$(122,020)	$—	$201,622

The accompanying notes are an integral part of these consolidated financial statements.

Triangle Petroleum Corporation

Consolidated Statement of Stockholders' Equity (Continued)

For the Years Ended January 31, 2014, 2013 and 2012

(in thousands, except share data)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Total Equity
Shares issued at $6.00/share	9,300,000	—	55,800	—	—	55,800
Stock offering costs	—	—	(115)	—	—	(115)
Shares issued for services at $7.24/share	5,000	—	36	—	—	36
Shares issued at $6.25/share	17,250,000	—	107,813	—	—	107,813
Stock offering costs		—	(6,045)	—	—	(6,045)
Shares issued at $7.20/share	11,350,000	—	81,720	—	—	81,720
Stock offering costs	—	—	(912)	—	—	(912)
Shares issued for the purchase of oil and natural gas properties	325,000	—	2,438	—	—	2,438
Vesting of restricted stock units (net of shares surrendered for taxes)	664,483	—	(2,058)	—	—	(2,058)
Exercise of stock options	108,333		162		—	162
Stock-based compensation	—	—	9,221	—	—	9,221
Net income for the period	—	—	—	73,480	—	73,480

Balance—January 31, 2014	85,735,827	$—	$571,702	$(48,540)	$—	$523,162

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        Triangle Petroleum Corporation ("we," "us," "our," the "Company," or "Triangle") is a growth-oriented, independent energy holding company with three principal lines of business: oil and natural gas exploration, development and production; oilfield services; and midstream services.

        We hold leasehold interests and conduct our operations in the Williston Basin of North Dakota and Montana. Our core focus area is in McKenzie and Williams counties, North Dakota (our "Core Acreage"). We conduct our exploration and production operations through our wholly-owned subsidiary, Triangle USA Petroleum Corporation ("TUSA").

        In June 2011, we formed RockPile Energy Services, LLC ("RockPile"), a wholly-owned subsidiary, which provides oilfield and complementary well completion services to oil and natural gas exploration and production companies in the Williston Basin. RockPile began operations in July 2012.

        In September 2012, through our wholly-owned subsidiary, Triangle Caliber Holdings, LLC, we formed Caliber Midstream Partners, L.P. ("Caliber"), an unconsolidated joint venture with First Reserve Energy Infrastructure Fund ("FREIF"). Caliber was formed for the purpose of providing oil, natural gas and water transportation and related services to oil and natural gas exploration and production companies in the Williston Basin.

        The Company also holds leasehold interests in acreage in the Maritimes Basin of Nova Scotia, which we fully impaired as of January 31, 2012.

2. BASIS OF PRESENTATION

        These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and are expressed in U.S. dollars. Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board ("FASB") and by the Securities and Exchange Commission ("SEC"), and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts. Note 3—Summary of Significant Accounting Policies describes our significant accounting policies.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes the major estimates and assumptions impacting our consolidated financial statements are the following:

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

  •
  the assumption required by GAAP that proved reserves and proved reserve value for measuring capitalized cost impairment be based (for each proved property) on simple averages of the preceding twelve months' historical oil and natural gas prices on the first day of each month;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

  •
  impairment of undeveloped properties and other assets;

  •
  depreciation of property and equipment;

  •
  valuation of commodity derivative instruments; and

  •
  impairment of goodwill.

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

Principles of Consolidation

        The accounts of Triangle and its wholly owned subsidiaries are presented in the accompanying consolidated financial statements. The accounts of Triangle Petroleum Corporation and its subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. Triangle generally uses the equity method of accounting for investments in entities in which Triangle has an ownership between 20% and 50% and exercises significant influence.

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: (i) TUSA, incorporated in the State of Colorado, and its wholly-owned subsidiaries, (ii) RockPile, organized in the State of Delaware, and its wholly-owned subsidiaries, (iii) Elmworth Energy Corporation, incorporated in the Province of Alberta, Canada, (iv) Leaf Minerals, LLC, organized in the State of Colorado, (v) Integrated Operating Solutions, LLC, organized in the State of Colorado, and (vi) Triangle Caliber Holdings, LLC, organized in the State of Delaware, and its wholly-owned subsidiaries. Additionally, Triangle Caliber Holdings LLC is a joint venture partner in Caliber Midstream Partners LP ("Caliber). The investment in Caliber is accounted for utilizing the equity method of accounting. See Note 11—Equity Investment for further discussion on Caliber.

        The Company's fiscal year end is January 31. The terms fiscal year 2015 ("FY2015"), fiscal year 2014 ("FY2014"), fiscal year 2013 ("FY2013"), and fiscal year 2012 ("FY2012"), used in these Notes to Consolidated Financial Statements refer to the fiscal years ended January 31, 2015, 2014, 2013, and 2012, respectively.

        Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the FY2014 financial statement presentation. Such reclassifications had no impact on net income, statements of cash flows, working capital or equity previously reported.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments and equity investment derivatives (See Note 14—Derivative Instruments), marketable securities (See Note 12—Investment in Marketable Securities) and long-term debt (See Note 13—Long-Term Debt). Triangle measures fair value in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

        The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. Commodity derivatives are recorded on the consolidated balance sheets at amounts which approximate their fair value. The Company's equity investment derivatives are included in equity investments and recorded at amounts which approximate their fair value on the consolidated balance sheets. The carrying amount of the Company's credit facilities approximates fair value as it bears interest at variable rates over the term of the loan. The Company's 5% Convertible Promissory Note (the "Convertible Note") issued by the Company to NGP Triangle Holdings, LLC ("NGP") on July 31, 2012, is recorded at cost and the fair value is disclosed in Note 10—Fair Value Measurements. Considerable judgment is required to develop estimates of fair value. The estimates provided are not necessarily indicative of the amounts the Company would realize upon the sale or refinancing of such instruments.

Accounts Receivable and Credit Policies

        We have certain trade receivables due under normal trade terms and primarily consisting of oil and natural gas sales receivables and trade receivables from third parties participating in the drilling, completion and production of wells we operate and wells for which RockPile provides services. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. At January 31, 2014 and 2013, management had determined that no allowance for uncollectible oil and natural gas trade or sales receivables was necessary.

        Oilfield services accounts receivable are stated at the amount billed to customers and are ordinarily due within 30 days of the invoice date. As of the date of these consolidated financial statements, and since inception, the Company has collected all amounts owed. As a result, the Company has not provided for an allowance for doubtful accounts as of the date of the consolidated financial statements. RockPile's current customer base is comprised of TUSA and other highly credit-worthy third-party customers. Periodically, the Company performs a review of its customer base including outstanding receivables, historical collection information, existing economic conditions and the customer's creditworthiness to determine the need for establishing an allowance for doubtful accounts. A provision for doubtful accounts would be recorded when non-payment of amounts owed is deemed probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories maintained by the Company consist of well equipment, sand, chemicals and/or ceramic proppant for hydraulic pressure pumping and complementary well completion services. Inventories are stated at the lower of cost or market (net realizable value) on an average cost basis with consideration given to deterioration, obsolescence and other factors in evaluating net realizable value.

Investment in Unconsolidated Entities

        The Company accounts for its investments in unconsolidated entities by the equity method. The Company's share of earnings (loss) in the unconsolidated entity is included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) (after elimination of intra-company profits and losses). The carrying value of the Company's investments in unconsolidated entities is recorded in the Equity Investment line of the Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company's investment.

        We evaluate our equity method investment for impairment when there are indicators of impairment. If indicators suggest impairment, we will perform an impairment test to assess whether an adjustment is necessary. The impairment test considers whether the fair value of our equity method investment has declined and if any such decline is other than temporary. If a decline in fair value is determined to be other than temporary, the investment's carrying value is written down to fair value. See discussion in Note 11—Equity Investment.

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. We maintain substantially all cash assets at four financial institutions—Wells Fargo Bank, RBC Canada, Citi Private Bank and Chase Bank. We periodically evaluate the credit worthiness of financial institutions, and we maintain cash accounts only in large, high quality financial institutions. We believe that credit risk associated with cash is remote. The Company often has balances in excess of the federally insured limits.

        The Company's receivables are comprised of oil and natural gas revenue receivables, joint interest billings receivable and receivables associated with oilfield services. The amounts are due from a number of entities. Therefore, the collectability is dependent upon the general economic conditions of a few purchasers, joint interest owners and customers. The receivables are not collateralized. To date the Company has had no bad debts.

        The Company's commodity derivative contracts are currently with four counterparties. The counterparties to the derivative instruments are highly rated entities. The creditworthiness of counter-parties is subject to continuing review.

Oil and Natural Gas Properties

        We use the full cost method of accounting for our oil and natural gas operations. All costs associated with property acquisition, exploration, and development activities in the United States and Canada are capitalized into a United States full cost pool and a Canadian full cost pool, respectively. The cost pools are amortized on a unit-of-production basis using proved oil and gas reserves. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities, and other costs incurred for the purpose of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

finding oil and natural gas reserves. Salaries and benefits paid to employees directly involved in the exploration and development of properties, as well as other internal costs that can be directly identified with acquisition, exploration, and development activities, are also capitalized. Under the full cost method of accounting, no gain or loss is recognized upon the disposition of oil and natural gas properties unless such disposition would significantly alter the relationship between capitalized costs and proved reserves.

        Companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations for each full cost pool. This test ensures that the country-wide cost pool's total capitalized costs for oil and natural gas properties (net of accumulated amortization and deferred income taxes) do not exceed the sum of (i) the present value discounted at 10% of estimated future net cash flows from the Company's proved oil and natural gas reserves in that country, (ii) the pool's cost of properties not being amortized, (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and (iv) all related tax effects. If the cost pool's net capitalized costs exceed this "ceiling," the excess is charged to expense. Any recorded ceiling-test impairment of oil and natural gas properties is not reversible at a later date. See Note 8—Property and Equipment for disclosures regarding ceiling test impairments.

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

        Under the full cost method, we do not currently recognize consolidated service income (such as pressure pumping services) for wells that we operate, and we recognize consolidated service income for other wells to the extent such income exceeds our share of costs incurred and estimated to be incurred in connection with the drilling and completion of a well, for our related property interests acquired within the twelve-month period preceding performance of the service. To the extent income cannot be recognized currently, we charge such service income against service revenue and credit the well's capitalized costs. The deferred income is indirectly recognized later through a lower amortization rate as proved reserves are produced.

Other Property and Equipment

        We record at cost any long-lived tangible assets that are not oil and natural gas properties. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived property and equipment, other than oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. We have not found or recognized any impairment losses on such other property and equipment. Depreciation is recorded using the straight-line method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(to the extent of estimated salvage values) over the estimated useful lives of the related assets as follows:

Asset	Depreciable Life (years)
Building and improvements	10 - 20
Oilfield services equipment	5
Vehicles	5
Leasehold improvements	10
Software and computers	3 - 5
Office equipment	3

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

        At January 31, 2014, 58% of our total proved reserves are categorized as proved undeveloped. All of these proved undeveloped reserves are in the Bakken Shale formation or Three Forks formation in North Dakota.

        Our internal Senior Reservoir Engineer reviews our reserve estimates at least quarterly and revises our proved reserve estimates, as significant new information becomes available.

Deferred Financing Costs

        Deferred financing costs include origination, legal, engineering, and other fees incurred to issue the debt in connection with the Company's credit facilities and Convertible Note. Deferred financing costs are amortized to interest expense on a straight-line basis over the respective borrowing term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

  Commodity derivative

        Our commodity derivative contracts are measured at fair value and are included on the consolidated balance sheets as either derivative assets or liabilities. The accounting treatment for settlements and the changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge for accounting treatment purposes. We did not choose to apply hedge accounting treatment to any of the contracts we entered into during the periods covered in these consolidated financial statements. Realized and unrealized gains and losses on commodity derivatives that are not designated as hedges are recognized currently in costs and expenses associated with operating income in our consolidated statements of operations. Net gains and losses on commodity derivative activities are recorded based on the changes in the fair values of the derivative instruments. Cash settlements of our commodity derivative contracts are included in cash flows from operating activities in our consolidated statements of cash flows.

  Equity investment derivatives

        The Company holds equity investment derivatives (Class A Trigger Units, Class A Trigger Unit Warrants and Warrants (Series 1 through Series 4)) in Caliber. Our equity investment derivatives are measured at fair value and are included in equity investment on the consolidated balance sheet. Net gains and losses on equity investment derivatives are recorded based on the changes in the fair values of the derivative instruments and included in our consolidated statements of operations.

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

Contingencies

        A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes subjective judgment. In many cases, this judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. We closely monitor known and potential legal, environmental, and other contingencies and periodically determine when we should record losses for these items based on information available to us. We have not accrued for any contingencies as of January 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Oil and Natural Gas Revenue.    The Company recognizes revenues from the sale of crude oil and natural gas using the sales method of accounting. Revenues from the sale of crude oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and/or collectability is reasonably assured and evidenced by a contract. Additionally, there were no oil or natural gas sales imbalances at January 31, 2014 2013 and 2012.

        Pressure Pumping Revenue.    The Company enters into arrangements with its customers to provide hydraulic fracturing services, which can be either on a spot market basis or under term contracts. We only enter into arrangements with customers for which we believe that collectability is reasonably assured. Revenue is recognized and customers are invoiced upon the completion of each job, which generally consists of numerous fracturing stages and complementary completion services. Once a job has been completed to the customer's satisfaction, a field ticket is written that includes charges for the service performed and the chemicals and proppants consumed during the course of the service. The field ticket also includes charges for the mobilization of the equipment to the location, additional equipment used on the job, if any, and other miscellaneous consumables. Rates for services performed on a spot market basis are based on agreed-upon market rates. With respect to services performed under term contracts, customers are invoiced a monthly mandatory payment as defined in the contract, whether or not those services are actually utilized. To the extent customers utilize more than the contracted minimum, they are invoiced for such excess at rates defined in the contract. As of January 31, 2014, the Company has not entered into any pressure pumping term contracts with third parties.

        Under the full cost method, we do not currently recognize consolidated service income (such as pressure pumping services) for wells that we operate, and we recognize consolidated service income for other wells to the extent such income exceeds our share of costs incurred and estimated to be incurred in connection with the drilling and completion of a well, for our related property interests acquired within the twelve-month period preceding performance of the service. To the extent income cannot be recognized currently, we charge such service income against service revenue and credit the well's capitalized costs. The deferred income is indirectly recognized later through a lower amortization rate as proved reserves are produced.

Share-Based Compensation

        Triangle recognizes compensation related to all equity-based awards in the consolidated financial statements based on their estimated grant-date fair value. We grant various types of equity-based awards including restricted stock units and stock options at Triangle, and restricted units at RockPile ("Series B Units"). The fair value of stock option and Series B Unit awards is determined using the Black-Scholes option pricing model. Service-based restricted stock units are valued using the market price of our common stock on the grant date. Compensation cost is recognized ratably over the applicable vesting period. See Note 20—Share-Based Compensation for additional information regarding our stock-based compensation.

Earnings per Share

        Basic earnings per share (EPS) is computed by dividing net gain (or loss) available to common stock (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive instruments outstanding during the period including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

convertible debt, restricted stock units, stock options and warrants, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes instruments if their effect is anti-dilutive.

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

Goodwill

        We evaluate goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit's fair value has historically been closer to its carrying value, we will proceed to Step 1 testing where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to Step 2, where the fair value of the reporting unit will be allocated to assets and liabilities as it would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in Step 2. Our goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Our goodwill results from the October 16, 2013 acquisition of Team Well Service, Inc. by RockPile and is preliminary (see Note 9—Intangible Assets and Goodwill). We review goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit could be less than its carrying amount.

Intangible Assets

        Triangle's intangible assets are accounted for and reviewed for impairment in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized to the extent the carrying value exceeds its fair value.

Off Balance Sheet Arrangements

        We have no significant off balance sheet arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

        In accordance with accounting guidance for disclosures about segments of an enterprise and related information, we have two reportable operating segments. Our exploration and production operating segment and our oilfield services operating segment are managed separately because of the nature of their products and services. The exploration and production operating segment is responsible for finding and producing oil and natural gas. The oilfield services operating segment is responsible for pressure pumping for both Triangle-operated wells and wells operated by third-parties. See Note 4—Segment Reporting.

Recent Accounting Developments

        No significant accounting standards applicable to Triangle have been issued during FY2014.

4. SEGMENT REPORTING

        We conduct our operations with two reportable operating segments. We identified each segment based on management's responsibility and the nature of their products, services, and costs. There are no major distinctions in geographical areas served as all operations are in the Williston Basin of the United States. The exploration and production operating segment is responsible for finding and producing oil and natural gas. The oilfield services operating segment is responsible for a variety of oilfield and complementary services for both Triangle-operated wells and wells operated by third-parties.

        Management evaluates the performance of our segments based upon income (loss) before income taxes. The following table presents selected financial information for Triangle's operating segments for the fiscal years ended January 31, 2014 and 2013. RockPile was formed in June 2011 and was initially capitalized in October 2011. Our oilfield services business was previously presented as part of other operations as it had not yet begun operations and was not considered significant. Therefore, no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. SEGMENT REPORTING (Continued)

segment information was presented for the fiscal year ended January 31, 2012 and is not presented below.

	For the year ended January 31, 2014
(in thousands)	Exploration and Production	Oilfield Services	Corporate and Other(1)	Eliminations and Other	Consolidated Total
Revenues
Oil and natural gas sales	$160,548	$—	$—	$—	$160,548
Oilfield services for third parties	—	102,606	—	(4,407)	98,199
Intersegment revenues	—	91,019	—	(91,019)	—
Other	—	—	1,192	(1,192)	—

Total revenues	160,548	193,625	1,192	(96,618)	258,747

Expenses
Production taxes and other lease operating	32,460	—	—	—	32,460
Gathering, transportation and processing	4,302	—	—	—	4,302
Depreciation and amortization	51,065	8,905	620	(3,542)	57,048
Accretion and other asset retirement obligation expenses	1,018	—	—	—	1,018
Cost of oilfield services	—	142,339	—	(60,012)	82,327
General and Administrative:
Stock-based compensation	1,127	590	6,113	—	7,830
Other general and administrative	7,777	11,116	8,203	—	27,096

Total operating expenses	97,749	162,950	14,936	(63,554)	212,081

Income (loss) from operations	62,799	30,675	(13,744)	(33,064)	46,666
Other income (expense), net	125	(991)	37,805	(2,184)	34,755

Net income (loss) before income taxes	$62,924	$29,684	$24,061	$(35,248)	$81,421

Total Assets	$821,042	$126,114	$177,500	$(97,072)	$1,027,584
Net oil and natural gas properties	$730,718	$—	$—	$(47,931)	$682,787
Oilfield services equipment—net	$—	$46,586	$—	$—	$46,586
Other property and equipment—net	$1,594	$18,912	$4,001	$—	$24,507
Total Liabilities	$318,875	$64,017	$141,671	$(20,141)	$504,422

(1)
Corporate and Other includes our corporate office and several subsidiaries that management does not consider in the exploration and production or oilfield services segments. These subsidiaries have limited activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. SEGMENT REPORTING (Continued)

	For the year ended January 31, 2013
(in thousands)	Exploration and Production	Oilfield Services	Corporate and Other(1)	Eliminations and Other	Consolidated Total
Revenues
Oil and natural gas sales	$39,614	$—	$—	$—	$39,614
Oilfield services for third parties	—	22,535	—	(1,788)	20,747
Intersegment revenues	—	34,672	—	(34,672)	—
Other	248	—	975	(883)	340

Total revenues	39,862	57,207	975	(37,343)	60,701

Expenses
Production taxes and other lease operating	8,058	—	—	—	8,058
Gathering, transportation and processing	150	—	—	—	150
Depreciation and amortization	13,578	2,857	378	(1,732)	15,081
Accretion and other asset retirement obligation expenses	184	—	—	—	184
Cost of oilfield services	—	39,534	—	(22,928)	16,606
General and Administrative:
Stock-based compensation	2,507	617	3,342	—	6,466
Other general and administrative	6,838	11,130	4,358	—	22,326

Total operating expenses	31,315	54,138	8,078	(24,660)	68,871

Income (loss) from operations	8,547	3,069	(7,103)	(12,683)	(8,170)
Other income (expense), net	(6,318)	4	—	—	(6,314)

Net income (loss) before income taxes	$2,229	$3,073	$(7,103)	$(12,683)	$(14,484)

Total Assets	$362,878	$38,668	$40,220	$(13,445)	$428,321
Net oil and natural gas properties	$310,557	$—	$—	$(11,800)	$298,757
Oilfield services equipment—net	$—	$18,878	$—	$—	$18,878
Other property and equipment—net	$1,597	$12,443	$1,739	$—	$15,779
Total Liabilities	$91,134	$11,845	$125,364	$(1,644)	$226,699

(1)
Corporate and Other includes our corporate office and several subsidiaries that management does not consider in the exploration and production or oilfield services segments. These subsidiaries have limited activity.

Eliminations and Other

        For consolidation, intercompany revenues and expenses are eliminated with a corresponding reduction in Triangle's capitalized well costs.

        Under the full cost method, we deferred recognition of an additional $4.4 million and $1.8 million in service income in FY2014 and FY2013, respectively, by charging such service income against service revenue and crediting capitalized costs of the related wells. The deferred income is indirectly recognized later through a lower amortization rate as proved reserves are produced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs

        The table below reflects the aggregate capitalized costs relating to our U.S. oil and natural gas producing activities at January 31, 2014 and 2013:

(in thousands)	January 31, 2014	January 31, 2013
Oil and natural gas properties, full cost method:
Unproved properties and properties under development, not being amortized	$121,393	$94,529
Proved properties	629,051	220,894

Total oil and natural gas properties, full cost method	750,444	315,423
Less accumulated amortization	(67,657)	(16,666)

Net carrying value of oil and natural gas properties	$682,787	$298,757

Oil and Natural Gas Property Additions

        During FY2014 and FY2013, we acquired oil and natural gas properties, and participated in the drilling and/or completion of wells, for total consideration of approximately $434.4 million and $168.4 million, including $121.6 million and $21.2 million for the acquisition of leaseholds, respectively. Total consideration consisted of cash and other working capital of $432.0 million and $167.2 million and common stock of $2.4 million and $1.2 million for FY2014 and FY2013, respectively.

        During FY2014 and FY2013, we capitalized $3.7 million and $2.0 million, respectively, of internal land, geology and operations department costs directly associated with property acquisition, exploration (including lease record maintenance) and development. The internal land and geology department costs were capitalized to unevaluated costs.

Costs Incurred

        The following table sets forth the capitalized costs incurred in our oil and natural gas production, exploration, and development activities in the United States for fiscal years ended January 31, 2014, 2013 and 2012:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Costs incurred during the year
Acquisition of properties:
Proved	$80,201	$623	$—
Unproved	41,377	20,570	87,226
Exploration	96,731	55,583	40,728
Development	216,046	91,666	4,706

Oil and natural gas expenditures	434,355	168,442	132,660
Asset retirement obligation, net	676	370	3

	$435,031	$168,812	$132,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OIL AND NATURAL GAS PROPERTIES (Continued)

Costs Not Being Amortized

        The following table summarizes oil and natural gas property costs not being amortized at January 31, 2014, by year that the costs were incurred:

		Type of Capitalized Cost
(in thousands)	Total	Acquisition	Exploration	Capitalized Interest
Capitalized at January 31, 2014
Not yet being amortized	$121,393	$108,147	$10,225	$3,021
Incurred in fiscal year 2014	$54,623	$41,377	$10,225	$3,021
Incurred in fiscal year 2013	$15,618	$15,618	$—	$—
Incurred in fiscal year 2012	$44,620	$44,620	$—	$—
Incurred in prior years	$6,532	$6,532	$—	$—

        The $121.4 million of costs not being amortized includes $8.9 million in costs for unevaluated wells in progress expected to be completed prior to January 31, 2015. On a quarterly basis, costs not being amortized are evaluated for inclusion in costs to be amortized. Upon evaluation of a well or well location having proved reserves, the associated costs are reclassified from unproved properties to proved properties and become subject to amortization over our proved reserves for the country-wide amortization base. Upon evaluation that costs of unproved properties are impaired or evaluation that a well or well location will not have proved reserves, the amount of cost impairment and well costs are reclassified from unproved properties to proved properties and become subject to amortization.

        The majority of the unproved oil and natural gas property costs, which are not subject to amortization, relate to oil and natural gas property acquisitions and leasehold acquisition costs as well as work-in-progress on various projects. The Company expects that substantially all of its unproved property costs as of January 31, 2014 will be reclassified to proved properties over the next five years.

Depreciation and Amortization Expense

        Depreciation and amortization expense of oil and natural gas properties in the U.S. for fiscal years 2014, 2013 and 2012 was $50.1 million ($26.43/Boe), $13.5 million ($27.75/Boe) and $3.0 million ($31.85/Boe), respectively.

6. ACQUISITIONS

Kodiak Oil & Gas Property Acquisition

        On August 28, 2013, TUSA acquired interests in approximately 5,600 net acres of Williston Basin leaseholds and related producing properties along with various other related rights, permits, contracts, equipment and other assets, all located in McKenzie County, North Dakota, from Kodiak Oil & Gas Corporation ("Kodiak"). We paid approximately $83.8 million in cash, subject to customary post-closing adjustments. The effective date for the acquisition was July 1, 2013. The acquisition contributed $8.2 million of revenue to the Company for fiscal year ended 2014. Transaction costs related to the acquisition incurred through January 31, 2014 were approximately $0.2 million and are recorded in the statement of operations within the general and administrative expenses line item.

        The final purchase price allocation is pending the completion of the valuation of the assets acquired and liabilities assumed. Accordingly, the allocation may change as additional information becomes available and is assessed by the Company, and the impact of such changes may be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACQUISITIONS (Continued)

        The following table summarizes the purchase price and the preliminary estimated values of assets acquired and liabilities assumed (in thousands):

Preliminary purchase price:
Consideration given
Cash		$83,805

Total consideration given		$83,805

Preliminary fair value allocation of purchase price:
Oil and natural gas properties:
Proved properties	$50,200
Unproved properties	32,976

Total oil and natural gas properties		83,176
Accounts payable		761
Asset retirement obligation assumed		(132)

Fair value of net assets acquired		$83,805

        On August 2, 2013, the Company closed a trade agreement with Kodiak to exchange certain of Triangle's oil and natural gas leasehold interests in Kodiak's operated units for approximately 600 net acres of leasehold interests held by Kodiak in units then operated by the Company. The effective date of the trade agreement was also July 1, 2013.

Pro Forma Financial Information

        The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired from Kodiak for the years ended January 31, 2014 and 2013 as if the acquisition and exchange transactions had occurred on February 1, 2012. The following pro forma results include the operating revenues and direct operating expenses for the acquired and exchanged properties for the years ended January 31, 2014 and 2013 (in thousands, except per share data):

	For the Year Ended January 31,
(in thousands, except per share data)	2014	2013
Operating revenues	$272,548	$63,167

Net income (loss)	$80,086	$(13,903)
Earnings (loss) per common share
Basic	$1.07	$(0.25)

Diluted	$0.93	$(0.25)

Weighted average common shares outstanding:
Basic	75,046,511	55,794,054
Diluted	91,025,500	55,794,054

        For purposes of the pro forma information it was assumed that the net proceeds generated from the issuance of the Company's common stock pursuant to the Stock Purchase Agreement (see Note 16—Capital Stock) were utilized to fund the August 28, 2013 acquisition and that such issuance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACQUISITIONS (Continued)

occurred on February 1, 2012. The pro forma information includes the effects of adjustments for depreciation, amortization and accretion expense of $4.0 million for the year ended January 31, 2014 as compared to $2.0 million for the year ended January 31, 2013. The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed, or the common shares had been issued, as of the beginning of the period, nor are they necessarily indicative of future results.

Acquisition of Team Well Service, Inc.

        On October 16, 2013, RockPile completed its acquisition of Team Well Service, Inc. ("Team Well"), an operator of well service rigs in North Dakota, in exchange for (i) $6.8 million in cash; (ii) unsecured seller notes of $0.8 million; and, (iii) contingent consideration of $1.5 million. The purchase price is subject to customary post-closing adjustments.

        The unsecured seller notes have an aggregate face value of $1.0 million and bear an interest at a rate of 1% per annum. Principal and accrued interest is due on October 16, 2016. The contingent or "earn-out" consideration, is comprised of three annual payments equal to 10% of revenue from the acquired assets during each consecutive earn-out period (the one year period beginning on the first day of the first month immediately following the closing date) with payments limited to a maximum of $0.7 million for each earn-out period, based on revenue of up to $7.0 million. The estimated liability assumed that 100% of the earn-out would be achieved. The final purchase price allocation resulted in identifiable intangible assets and goodwill of approximately $3.9 million and $1.7 million, respectively. Transaction and other costs associated with the acquisition of net assets are expensed as incurred. Pro forma information has not been provided for the Team Well acquisition as the impact is immaterial to our consolidated financial statements.

7. ASSET RETIREMENT OBLIGATIONS

        The following tables reflect the change in asset retirement obligations ("ARO") for the fiscal years ended January 31, 2014 and 2013:

	For the Year Ended January 31, 2014
(in thousands)	USA	Canada	Total
Balance, January 31, 2013	$1,973	$1,449	$3,422
Liabilities incurred	944	—	944
Revision of estimates	(188)	962	774
Sale of assets	(83)	—	(83)
Liabilities settled	(132)	(352)	(484)
Accretion	56	—	56

Balance, January 31, 2014	2,570	2,059	4,629
Less current portion of obligations	(1,361)	(1,972)	(3,333)

Long-term asset retirement obligations	$1,209	$87	$1,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. ASSET RETIREMENT OBLIGATIONS (Continued)

	For the Year Ended January 31, 2013
(in thousands)	USA	Canada	Total
Balance, January 31, 2012	$83	$1,540	$1,623
Liabilities incurred	1,769	—	1,769
Revision of estimates	147	—	147
Sale of assets	(48)	—	(48)
Liabilities settled	—	(253)	(253)
Accretion	22	162	184

Balance, January 31, 2013	1,973	1,449	3,422
Less current portion of obligations	(1,500)	(1,449)	(2,949)

Long-term asset retirement obligations	$473	$—	$473

        Internal engineering re-assessment of Canadian ARO resulted in a $1.0 million increase in the ARO during FY2014. Since our Canadian oil and natural gas properties were fully impaired, the ARO revision was expensed and included in accretion and asset retirement obligation expenses in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended January 31, 2014.

        The $3.3 million current liability at January 31, 2014 consists of (a) an estimated $2.0 million for reclamation of man-made "ponds" holding produced formation water and the plugging and abandonment of well bores in the Maritimes Basin of Canada, and (b) $1.3 million for the estimated remaining costs to plug and abandon several producing (but marginally economic) vertical wells drilled many years ago on North Dakota leases we acquired in the second half of FY2013. These North Dakota leases are held by production. We intend to drill, complete and produce horizontal wells on the leases in FY2014 or early FY2015, allowing us to plug and abandon the marginally economic vertical wells and still hold the leases by production.

8. PROPERTY AND EQUIPMENT

        Property and equipment as of January 31, 2014 and 2013 consisted of the following:

(in thousands)	January 31, 2014	January 31, 2013
Land	$2,512	$2,520
Building and leasehold improvements	18,388	4,805
Oilfield service equipment	56,355	22,255
Vehicles	2,288	1,240
Software, computers and office equipment	3,016	1,190

Total Depreciable Assets	$82,559	$32,010
Accumulated depreciation	(12,799)	(3,339)

Depreciable assets, net	$69,760	$28,671
Assets not placed in service	1,333	5,986

Total oilfield service equipment and other property & equipment, net	$71,093	$34,657

        Oilfield services equipment of $56.4 million ($46.6 million net of accumulated depreciation) consists primarily of costs for two hydraulic fracturing spreads and other complementary well completion and workover equipment, all of which were in service as of January 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INTANGIBLE ASSETS AND GOODWILL

        Triangle's net intangible asset and goodwill balances of $3.9 million and of $1.7 million, respectively, as of January 31, 2014, are a result of the October 16, 2013 acquisition of Team Well by RockPile. As of January 31, 2013, intangible assets and goodwill had a balance of $0.

        The intangible assets as of January 31, 2014 consisted of $1.0 million for use of the trade name, $0.6 million for developed (patented and unpatented) technology, $0.1 million for a non-competition agreement and $2.2 million for customer relationships and information. The developed technology and customer relationship assets have useful lives of 10 years and the non-competition agreement and the trade name assets have useful lives of 5 years. During the fiscal years ended January 31, 2014 and 2013, Triangle recognized amortization expense of $0.1 million and $0, respectively. As of January 31, 2014, we have recorded no impairment of intangible assets.

        Our goodwill represents consideration paid in excess of the fair value of identifiable net assets acquired in the Team Well acquisition. We evaluate goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of January 31, 2014, no goodwill impairments were recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2014 by level within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$2,147	$39,734	$41,881
Liabilities:
Earn-out liability	$—	$(1,139)	$—	$(1,139)
Note payable	$—	$(9,002)	$—	$(9,002)

Commodity Derivative Instruments

        The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third-parties, the credit rating of each counterparty, and the Company's own credit rating. In considering counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. The Company believes that each of its counterparties is creditworthy and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At January 31, 2014, derivative instruments utilized by the Company consist of costless collars and swaps. The Company's derivative instruments are valued using public indices are traded with third-party counterparties, and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Caliber Trigger Units and Warrants

        The Company determines its estimate of the fair value of Caliber Trigger Units and Warrants using modified market approach and Black-Scholes options pricing model, respectively. The associated assumptions for the model are based on several factors, including 10-year historical volatilities for publicly-traded comparable companies, risk-free interest rates over the expected warrant term and dividend yields based on expected distributions. At January 31, 2014, the Company's Caliber Trigger Units and Warrants are valued using valuation models that are generally less observable from objective sources. As such, the Company has classified these instruments as Level 3. See Note 14—Derivative Instruments for further discussion.

Earn-out Liability

        The Company determined the estimated fair value of the earn-out liability relating to RockPile's acquisition of Team Well using a market approach based on information derived from an analysis performed for RockPile by an independent third-party. This analysis used publicly available information from market participants in the same industry, generally accepted methods for estimating an investor's return requirements, and quoted market prices in active markets. As such, the earn-out liability has been classified as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

Note Payable

        The Company determined the estimated fair value of the note payable relating to the same transaction using a market approach based on several factors, including quoted market rates in active markets, and RockPile's current cost of funds. As such, the note payable has been classified as Level 2.

Credit Facilities

        The carrying value of the Company's credit facilities of $183.0 million approximated fair value as they bear interest at variable rates over the term of the loan, which rates are based on quoted prices in active markets (Level 2).

Convertible Note

        The Convertible Note (carried at $129.3 million at January 31, 2014) has an estimated fair value at January 31, 2014 of $169.2 million, based on discounted cash flow analysis and option pricing (Level 3). The excess of fair value over carrying value is largely due to an increase in the option value attributed to the conversion feature, as the closing price for Triangle common stock was $7.61/share at January 31, 2014 compared with $5.59/share when the Convertible Note was issued on July 31, 2012.

        The following table presents the rollforward of Level 3 financial assets and liabilities:

(in thousands)	Convertible Notes	Class A Triggering Units	Warrants(1)
Beginning balance, February 1, 2012	$—	$—	$—
Sale of Convertible Notes	(120,000)	—	—
Interest paid in-kind	(3,023)	—	—
Total net unrecognized loss	(9,877)	—	—

Ending balance, January 31, 2013	$(132,900)	$—	$—
Initial recognition of equity investment derivative assets	—	38,091	1,643
Interest paid in-kind	(6,267)	—	—
Total net unrecognized gain (loss)	(30,003)	—	—

Ending balance, January 31, 2014	$(169,170)	$38,091	$1,643

(1)
Includes Class A Triggering Units, and Series 1 and Series 2 Warrants.

11. EQUITY INVESTMENT

        On October 1, 2012, Triangle Caliber Holdings, LLC ("Triangle Caliber Holdings"), a wholly-owned subsidiary of Triangle, entered into a joint venture with FREIF Caliber Holdings LLC ("FREIF Caliber Holdings"), a wholly-owned subsidiary of FREIF. The joint venture entity, Caliber Midstream Partners, L.P. ("Caliber"), was formed to provide crude oil, natural gas and water transportation and related services to the Company and third parties primarily within the Williston Basin of North Dakota and Montana.

        Pursuant to the terms of the October 1, 2012 Contribution Agreement (the "Contribution Agreement"), Triangle Caliber Holdings agreed to contribute $30.0 million to Caliber in exchange for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY INVESTMENT (Continued)

3,000,000 Class A Units; 4,000,000 Class A Trigger Units ("Trigger Units") with certain performance conditions; 4,000,000 Series 1 Warrants and 1,600,000 Class A Trigger Unit Warrants with an exercise price of $14.69; 2,400,000 Series 2 Warrants with an exercise price of $24.00; and FRIEF Caliber Holdings agreed to contribute $70.0 million to Caliber in exchange for 7,000,000 Class A Units, the general partner of Caliber owned and controlled equally by Triangle Caliber Holdings and FREIF Caliber Holdings.

        On September 12, 2013, Triangle Caliber Holdings and FREIF Caliber holdings entered into an Amended and Restated Contribution Agreement ("A&R Contribution Agreement"), which amended and restated the Contribution Agreement. Pursuant to the terms of the A&R Contribution Agreement, FREIF Caliber Holdings agreed to contribute an additional $80.0 million to Caliber in exchange for an additional 8,000,000 Class A Units, to be issued no later than June 30, 2014, and 5,000,000 Series 5 Warrants with an exercise price of $32.00. Also pursuant to the terms of the A&R Contribution Agreement, Triangle Caliber Holdings' received 3,000,000 Series 3 Warrants with an exercise price of $24.00; 2,000,000 Series 4 Warrants with an exercise price of $30.00; and the performance conditions associated with the 4,000,000 Class A Trigger Units granted in connection with the Contribution Agreement were removed and replaced with a provision to convert the 4,000,000 Class A Units at the earlier of the commissioning of the Alexander gas processing facility or June 30, 2014. The conversion of the Class A Trigger Units will not require any additional contribution of capital from Triangle Caliber Holdings. Additionally, the 1,600,000 Class A Trigger Unit Warrants granted in connection with the Contribution Agreement will be converted to 1,600,000 Series 1 Warrants with an exercise price of $14.69 no later than June 30, 2014.

        Following the issuance of the additional 8,000,000 Class A Units to FREIF Caliber Holdings and the conversion of Triangle Caliber Holdings' 4,000,000 Class A Trigger Units to 4,000,000 Class A Units, FREIF Caliber Holdings will own 15,000,000 Class A Units, representing an approximate sixty-eight percent (68%) limited partner interest in Caliber, and Triangle Caliber Holdings will own 7,000,000 Class A Units, representing an approximate thirty-two percent (32%) limited partner interest in Caliber. Triangle Caliber Holdings currently holds a thirty percent (30%) limited partner interest in Caliber.

        Triangle Caliber Holdings' investment interest in Caliber is considered to be variable and Caliber is considered to be a variable interest entity because the power to direct the activities that most significantly impact Caliber's economic performance does not reside with the holders of equity investment at risk. However, Triangle Caliber Holdings is not considered the primary beneficiary of Caliber since it does not have the power to direct the activities of Caliber that are considered most significant to the economic performance of Caliber. Under the equity method, Triangle Caliber Holdings investment will be adjusted each period for contributions made, distributions received, and Triangle Caliber Holdings' share of Caliber's comprehensive income and accretion of any basis difference. Triangle Caliber Holdings' maximum exposure to loss related to Caliber is limited to its equity investment as presented in the accompanying Consolidated Balance Sheet at January 31, 2014. Triangle Caliber Holdings does not guarantee or otherwise support Caliber's $200.0 million credit facility, as such Triangle Caliber Holdings would not have additional exposure associated any borrowings on Caliber's credit facility.

        Triangle evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY INVESTMENT (Continued)

        As of January 31, 2014, the balance of the Company's investment in Caliber was $68.5 million, which consisted of the following:

(in thousands, except units)	Units	Price		Investment
Balance—January 31, 2013		$		$11,768
Class A Units	3,000,000		$10.00	18,000
Class A Trigger Units	4,000,000		$—	38,091
Class A Trigger Unit Warrants	1,600,000		$14.69	234
Series 1 Warrants	4,000,000		$14.69	926
Series 2 Warrants	2,400,000		$24.00	254
Series 3 Warrants	3,000,000		$24.00	207
Series 4 Warrants	2,000,000		$30.00	22
Distributions				(3,150)
Equity investment share of net income for the year				2,184

Balance—January 31, 2014				$68,536

        The investment balance was increased in FY2014 by $18.0 million in additional contributions by Triangle Caliber Holdings, $2.2 million representing the equity investment share of Caliber's net income, and by $39.7 million associated with the fair value of the Class A Trigger Units, Class A Trigger Unit Warrants and Warrants held by Triangle Caliber Holdings. The Class A Trigger Units increased in value substantially in the third quarter of FY2014 due to the removal of the associated performance conditions, as further discussed in Note 14—Derivative Instruments. Additionally, the investment balance was reduced by Triangle Caliber Holdings' $3.2 million share of FY2014 Caliber cash distributions to its owners.

        The $2.2 million share of income was eliminated as intracompany profit and recorded as a reduction in Triangle's capitalized well costs attributable to services provided by Caliber in FY2014.

12. INVESTMENT IN MARKETABLE SECURITIES

        In January 2013, TUSA received 851,315 shares of Emerald Oil, Inc. ("Emerald") common stock (NYSE MKT symbol: EOX) as partial consideration in the sale to Emerald of oil and gas lease interests (1,590 net acres), as further discussed in Note 5—Oil and Natural Gas Properties.

        When acquired, the Emerald shares were valued and recorded at $4.9 million. During FY2014, we sold those shares for $6.1 million, net of brokerage fees. We had elected the fair value option for this investment in equity securities and therefore recorded the change in fair value during the period in the consolidated statements of operations and comprehensive income (loss). We recorded a $0.20 million gain in FY2013 and $1.1 million in net gains for FY2014. The gains are included in other income (expense) on the consolidated statements of operations and comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT

        As of January 31, 2014 and 2013, respectively, the Company's long-term debt consisted of the following:

(in thousands)	January 31, 2014	January 31, 2013
TUSA credit facility	$183,000	$25,000
RockPile credit facility	21,515	—
Less current portion of RockPile credit facility	(8,450)	—

Long-term portion of credit facilities	196,065	25,000
5% Convertible Note	129,290	123,023
RockPile notes payable	9,403	—
Less current portion of RockPile notes payable	(401)	—

Total long-term debt	334,357	148,023
Total current portion of debt	8,851	—

Total debt	$343,208	$148,023

TUSA Credit Facility

        On January 13, 2014, TUSA entered into Amendment No. 3 to the Amended and Restated Credit Agreement and Master Assignment (the "Amendment No. 3") with Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the other lenders named therein, as lenders. The Amendment No. 3 amends that certain Amended and Restated Credit Agreement (the "A&R Credit Agreement"), dated April 11, 2013, as amended by that certain Amendment No. 1 to Amended and Restated Credit Agreement and Master Assignment, dated July 30, 2013, and that certain Amendment No. 2 to Amendment and Restated Master Assignment, dated October 16, 2013 (the "Amended A&R Credit Agreement"), to (i) broaden the definition of "Independent Engineering Report" to include a report prepared by or under the supervision of TUSA's engineers, provided that such report be accompanied by an audit letter issued by an independent engineer that it has audited at least 90% by value of the Proven Reserves attributable to the Oil and Gas Properties owned (or to be acquired) by the credit parties which are or are to be included in the borrowing base, and (ii) increase the borrowing base under the Amended A&R Credit Agreement from $275.0 million to $320.0 million. The amendments in Amendment No. 1 remaining in force were (i) the permitting of TUSA to hedge up to 85% of the anticipated production of (x) oil, (y) gas, and (z) natural gas liquid volumes, respectively, attributable to TUSA's total proved reserves, and (ii) the revisions enabling TUSA to enter into a second lien credit facility at a future date. The amendments in Amendment No. 2 remaining in force were (i) the addition of JPMorgan Chase Bank, N.A., KeyBank National Association, and IBERIABANK as new lenders under the facility, (ii) the extension of the maturity date to October 16, 2018, and (iv) the decrease of the applicable margins for ABR and eurodollar advances by 0.25% at all utilization levels. Further, the existing lenders assigned a portion of their lending commitments to the three new lenders. As of January 31, 2014, TUSA, as borrower, had borrowings of $183.0 million outstanding under the A&R Credit Agreement, as amended (the "TUSA Credit Facility").

        The borrowing base under the TUSA Credit Facility is subject to redetermination by the beginning of May 2014 and November 2014, and thereafter on a semi-annual basis by the beginning of each May and November. In addition, TUSA has the option to request one unscheduled interim redetermination prior to May 1, 2014 during any calendar year and two additional redeterminations after May 1, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

during any calendar year. With a five-year term, all borrowings under the TUSA Credit Facility mature on October 16, 2018.

        The TUSA Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The TUSA Credit Facility also contains various covenants and restrictive provisions which may, among other things, limit TUSA's ability to sell assets, incur additional indebtedness, make investments or loans and create liens.

        The TUSA Credit Facility contains financial covenants requiring TUSA to comply with the following: (i) TUSA must maintain a ratio of consolidated current assets (as defined in the TUSA Credit Facility) to consolidated current liabilities (as defined in the TUSA Credit Facility) of at least 1.0 to 1.0; and (ii) the ratio of TUSA's consolidated debt to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) may not be greater than 4.0 to 1.0. As of January 31, 2014, TUSA was in compliance with all financial covenants under the TUSA Credit Facility.

Convertible Note

        On July 31, 2012, the Company sold to NGP the Convertible Note, which became convertible after November 16, 2012 into Company common stock at a conversion rate of one share per $8.00 of note principal.

        The Convertible Note accrues interest at a rate of 5.0% per annum, compounded quarterly, on each December 31, March 31, June 30 and September 30, and on the date of any redemption, conversion or exchange of the Convertible Note. Such interest will be paid-in-kind by adding to the principal balance of the Convertible Note; provided that, after July 31, 2017, the Company has the option to make such interest payments in cash. As of January 31, 2014, $9.3 million of accrued interest has been added to the principal balance of the Convertible Note.

RockPile Credit Facility

        RockPile's $27.5 million credit facility in place at January 31, 2014 was replaced on March 25, 2014 with a $100.0 million credit facility. Both credit facilities are discussed below.

        On November 18, 2013 RockPile entered into Amendment No. 1 to the Credit and Security Agreement (the "RockPile Credit Agreement") between RockPile, as borrower, and Wells Fargo Bank, National Association, as lender (the "Lender"). Amendment No. 1 amended the Equipment Term Loan, the terms of the Discretional Capex Term Loan and the Revolving Facility remained unchanged. The RockPile Credit Agreement provided for a maximum borrowing of $27.5 million. Principal amounts paid on the term loans were not eligible for re-borrowing. Borrowings under the RockPile Credit Agreement were available to: (i) provide for the working capital and general corporate requirements of RockPile, (ii) purchase equipment, (iii) pay any fees and expenses in connection with the RockPile Credit Agreement, and (iv) support letters of credit. The maturity date of the RockPile Credit Agreement was February 25, 2016, unless sooner terminated as provided in the RockPile Credit Agreement. The RockPile Credit Agreement had three components:

  i)
  Equipment Term Loan:    On November 18, 2013, the RockPile Credit Agreement was amended increasing the maximum borrowing limit to $18.0 million and the monthly principal payment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

    to $0.6 million. All other terms of the original agreement remained in force. The loan bore interest at the daily three month LIBOR plus 4.50%. At January 31, 2014, $15.7 million was outstanding, the interest rate was 4.75% and accrued and unpaid interest were de minimis.

  ii)
  Discretionary Capex Term Loan:    The Discretionary Capex Term Loan had a maximum borrowing of $2.0 million. This loan bore interest at the daily three month LIBOR plus 4.50%. Payments on this loan were interest only for the first six months and then converted to monthly principal payments of $0.1 million plus accrued and unpaid interest. At January 31, 2014, the full $2.0 million was outstanding, the interest rate was 4.75% and accrued and unpaid interest were de minimis.

  iii)
  Revolving Loan:    The revolving loan had a maximum borrowing of $7.5 million. RockPile could draw down on this facility from time to time in amounts not to exceed the maximum borrowing or an amount supported by a borrowing base certificate, whichever was less. This loan bore interest at the daily three month LIBOR plus 4.00%. Amounts outstanding under this loan could be repaid and reborrowed at any time. At January 31, 2014, $3.8 million was outstanding, the interest rate was 4.25% and accrued interest were de minimis.

        At January 31, 2014, there were no letters of credit outstanding.

        The borrowings under the RockPile Credit Agreement were guaranteed by Triangle and each subsidiary of RockPile. Borrowings under the RockPile Credit Agreement are secured by certain of RockPile's assets, including all of its equipment and other personal property of RockPile but excluding any owned real property. In addition, RockPile's subsidiary guarantors pledged certain of their assets to secure their obligations under the guaranty.

        The RockPile Credit Agreement contained standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. The RockPile Credit Agreement also contained various covenants and restrictive provisions which, among other things, limited RockPile's ability to sell assets, incur additional indebtedness, make investments or loans, and create liens. As of January 31, 2014, RockPile was in compliance with all financial covenants under the RockPile Credit Agreement.

        On March 25, 2014, RockPile entered into a Credit Agreement (the "FY2015 RockPile Credit Agreement") by and among RockPile, as borrower, Citibank, N.A. ("Citi"), as administrative agent and collateral agent, Wells Fargo Bank, National Association ("Wells Fargo"), as joint lead arranger and joint book runner with Citi, and the other lenders party thereto. The FY2015 RockPile Credit Agreement is a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to an aggregate of $150.0 million.

        Borrowings under the FY2015 RockPile Credit Agreement bear interest, at RockPile's option, at either (i) the alternative base rate (the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.5%, or (c) the one-month adjusted eurodollar rate (as defined in the FY2015 RockPile Credit Agreement) plus 1%), plus an applicable margin that ranges between 1.5% and 2.25%, depending on RockPile's leverage ratio as of the last day of RockPile's most recent fiscal quarter, or (ii) the eurodollar rate plus an applicable margin that ranges between 2.50% and 3.25%, depending on RockPile's leverage ratio as of the last day of RockPile's most recent fiscal quarter. RockPile may prepay borrowings under the FY2015 RockPile Credit Agreement at any time without premium or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. All borrowings under the FY2015 RockPile Credit Agreement mature on March 25, 2019.

        RockPile will pay a commitment fee that ranges between 0.375% and 0.50% per annum on the unused availability under the FY2015 RockPile Credit Agreement. RockPile will also pay a per annum fee on all letters of credit issued under the FY2015 RockPile Credit Agreement, which will equal the applicable margin for loans accruing interest based on the eurodollar rate and a fronting fee to the issuing lender equal to 0.125% of the letter of credit amount. In connection with entering into the FY2015 RockPile Credit Agreement, RockPile paid certain upfront fees to the lenders thereunder, and RockPile paid certain arrangement and other fees to Citi and Wells Fargo. Triangle is not a guarantor under the FY2015 RockPile Credit Agreement.

        Upon entering into the FY2015 RockPile Credit Agreement, RockPile drew funds to pay down and close its existing credit facility, which was in place at January 31, 2014 and is described above.

RockPile Notes Payable to Dacotah Bank

        On February 15, 2013, Bakken Real Estate Development, LLC ("BRED"), a wholly-owned subsidiary of RockPile, entered into two loan agreements with Dacotah Bank in the amounts of $2.6 million for construction financing of its residential units in Dickinson, North Dakota and $3.3 million for construction financing of its administrative and maintenance facility in Dickinson, North Dakota. The loans had a fixed interest rate of 4.75% and a maturity date of December 31, 2013. Payments on the loans were interest only until maturity and the full principal balance was due on December 31, 2013. The construction mortgages were guaranteed by Triangle. As of January 31, 2014, both loans were paid off in full.

RockPile Mortgages Payable to Dacotah Bank

        On December 11, 2013, BRED entered into two mortgage loan agreements with Dacotah Bank in the amounts of $2.6 million for its residential units in Dickinson, North Dakota and $4.5 million for its administrative and maintenance facility in Dickinson, North Dakota. The mortgage loans have a term of 15 years, bear interest at a variable rate equal to the Federal Home Loan Bank of Des Moines Five-Year Fixed-Rate Advance Rate plus 2.80%, and have a maturity date of December 15, 2028. At January 31, 2014 the interest rate on the loans was 4.75% and the outstanding balances were $2.6 million and $4.5 million, respectively.

RockPile Notes Payable to Sellers of Team Well Service, Inc.

        On October 16, 2013, RockPile issued two identical unsecured subordinated promissory notes to the sellers of Team Well. The notes each have a face value of $0.5 million and bear interest at a fixed rate of 1%. The loans have a maturity date of October 16, 2016, at which time the principal and accrued interest is due and payable. The aggregate carrying value of the loans at January 31, 2014 was $0.9 million. Over the term of the loans, the discount will be accreted on a monthly basis by increasing the carrying value of both notes and recording interest expense.

RockPile Hauck Apartments Mortgage

        On November 20, 2013, RockPile closed on the purchase of a 12 unit apartment building in Dickinson, ND for a total purchase price of $1.8 million. The purchase was funded by cash on hand and a mortgage from Dacotah Bank in the amount of $1.5 million. The mortgage has a term of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

15 years and bears interest at a variable rate equal to the Federal Home Loan Bank of Des Moines Five-Year Fixed-Rate Advance Rate plus 2.70%. At January 31, 2014 the interest on the mortgage was 4.75% balance outstanding balance on the mortgage was $1.5 million.

14. DERIVATIVE INSTRUMENTS

Commodity Derivative Instruments

        Through TUSA, the Company has entered into commodity derivative instruments as described below. The Company has utilized swaps, single-day puts and costless collars to reduce the effect of price changes on a portion of our future oil production. A collar requires us to pay the counterparty if the settlement price is above the ceiling price and requires the counterparty to pay us if the settlement price is below the floor price. The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil prices and to manage its exposure to commodity price risk. While the use of these derivative instruments reduces the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional forecasted production, restructure existing derivative contracts, or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions. The Company does not enter into derivative contracts for speculative purposes.

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are currently with four counterparties. The Company has netting arrangements with each counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

        The Company's commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as either derivative assets or liabilities. The Company has not designated any of its derivative contracts as hedges. Therefore, the Company does not apply hedge accounting to its commodity derivative instruments. Net gains and losses on derivative activities are recorded based on the changes in the fair values of the derivative instruments. Net gains and losses on derivative activities are recorded in the gain (loss) from derivative activities line on the consolidated statements of operations and comprehensive income (loss). The Company's cash flow is only impacted when the actual settlements under the commodity derivative contracts result in making or receiving a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in the Company's consolidated statements of cash flows.

        The Company's commodity derivative contracts as of January 31, 2014 are summarized below:

Term End Date	Contract Type	Basis(1)	Quantity (Bbl/d)	Put Strike	Call Strike	Weighted Average Price
Fiscal 2015	Collar	NYMEX	3,282	$80.00 - $91.25	$94.40 - $101.20	—
Fiscal 2015	Swap	NYMEX	1,084	—	—	$95.66
Fiscal 2016	Collar	NYMEX	1,373	$80.00	$94.50 - $96.65	—

(1)
NYMEX refers to quoted prices on the New York Mercantile Exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS (Continued)

        The following table details the fair value of the derivatives recorded in the applicable consolidated balance sheets, by category:

		As of January 31, 2014
(in thousands) Underlying Commodity	Balance Sheet Classification	Gross Amount of Recognized Assets (Liabilities)	Gross Amount of Offset	Net Amount of Assets (Liabilities)
Crude oil derivative contract	Current asset	$1,066	$(111)	$955
Crude oil derivative contract	Long-term assets	$1,192	$—	$1,192
Equity investment derivatives	Long-term assets	$39,374	$—	$39,374

		As of January 31, 2013
(in thousands) Underlying Commodity	Balance Sheet Classification	Gross Amount of Recognized Assets (Liabilities)	Gross Amount of Offset	Net Amount of Assets (Liabilities)
Crude oil derivative contract	Current assets	$1,305	$(702)	$603
Crude oil derivative contract	Long-term liabilities	$(292)	$—	$(292)

        The Company recorded a gain of $1.1 million for FY2014 and a loss of $3.6 million for FY2013 with respect to our commodity derivatives. The Company had not entered into derivative contracts prior to FY2013. In regards to our equity investment derivatives we recorded a gain of 39.7 million for FY2014 and $0 for FY2013.

Equity Investment Derivatives

  Class A Trigger Units

        On October 1, 2012, we acquired from Caliber 4,000,000 Class A Trigger Units. The Class A Trigger Units convert to 4,000,000 Class A Units upon either of the following: (i) 162 producer wells, or (ii) revenues attributable to third party volumes equal 50% of projected distributable cash flow for 6 consecutive quarters or 8 non-consecutive quarters in the aggregate, or (iii) Caliber GP Board discretion. On September 12, 2013, Caliber GP's Board voted to remove the performance conditions of vesting and provided that the Class A Trigger Units should vest in to Class A Units at the earlier of the commissioning of the Alexander gas processing facility or June 30, 2014. At the initial issuance of the Class A Trigger Units in October 2012, the fair value of the Class A Trigger Units was immaterial to the Company. Upon removal of the performance conditions in September 2013, the Company measured the fair value of the Class A Trigger Units to recognize the associated gain in equity investment derivatives, as further discussed in Note 14—Derivative Instruments.

        The Company determined the Class A Trigger Units are equity investment derivatives and are measured at fair value and are included in the accompanying balance sheets in equity investments with any gain or loss reflected in the accompanying statement of operations in gain on equity investment derivatives. The fair value of the Class A Trigger Units was estimated using a modified market approach. This method measured the value of the underlying security, less the present value of any distributions paid to the underlying security but not to the Class A Trigger Units, multiplied by the probability that the performance obligations would be satisfied such that the Class A Trigger Units would convert to Class A Units. The fair value of the underlying Class A Units were estimated at $10.00 each based on the cash investment price paid by FREIF on October 1, 2012 and September 12, 2013. Management forecast the distributions to the Class A Units over the expected life of the Class A Trigger Units. These amounts were present-valued using a weighted average cost of capital that ranged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS (Continued)

from 10.3 percent to 11.6 percent. The probability of converting to Class A Units was estimated at 5.0 percent from October 1, 2012 through July 31, 2013, and 100.0 percent from September 12, 2013 and thereafter.

  Class A Trigger Unit Warrants

        On October 1, 2012, we acquired from Caliber 1,600,000 Class A Trigger Unit Warrants. The Class A Trigger Unit Warrants expire on October 1, 2024 and have an initial exercise price of $14.69. The exercise price is reduced by all distributions paid to the underlying Class A Units, subject to a floor exercise price of $5.00 per share.

        The Company determined the Class A Trigger Unit Warrants are equity investment derivatives and are measured at fair value and are included in the accompanying balance sheets in equity investments with any gain or loss reflected in the accompanying statement of operations in gain on equity investment derivatives. The fair value of the Class A Trigger Unit Warrants was estimated using a Black-Scholes options pricing model. The value of the underlying Class A Trigger Units was valued based on the method discussed above in "Class A Trigger Units". The expected term of the warrants was estimated as the earlier of a) the contractual life of 12 years, and b) the point at which the exercise price is reduced to $5.00 per share and it would be advantageous to exercise early to capture future distributions on the Class A Units. Expected volatility of 25.0 percent was selected based on a review of 10-year historical volatilities for publicly-traded comparable companies. The risk-free interest rates over the expected warrant terms ranged from 0.5 percent to 1.2 percent based the U.S. Treasury yield curve in effect at each valuation date. The dividend yields were based on the expected distributions to be paid to the underlying Class A Units over the expected term of the warrants.

  Class A Warrants (Series 1 through Series 4)

        On October 1, 2012, we acquired from Caliber 4,000,000 Class A Unit Warrants (Series 1) with an initial exercise price of $14.69 and 2,400,000 Class A Unit Warrants (Series 2) with an initial exercise price $24.00. Both the Series 1 and Series 2 warrants expire on October 1, 2024. On September 12, 2013, we acquired from Caliber 3,000,000 Class A Unit Warrants (Series 3) with an initial exercise price of $24.00 and 2,000,000 Class A Unit Warrants (Series 4) with an initial exercise price $30.00. Both the Series 3 and Series 4 warrants expire on September 12, 2025. The exercise prices for Series 1 through Series 4 are reduced by all distributions paid to the underlying Class A Units, subject to a floor exercise price of $5.00 per share.

        The Company determined the Class A Trigger Unit Warrants are equity investment derivatives and are measured at fair value and are included in the accompanying balance sheets in equity investments with any gain or loss reflected in the accompanying statement of operations in gain on equity investment derivatives. The fair values of the Class A Warrants was estimated using a Black-Scholes options pricing model. The value of the underlying Class A Units was estimated at $10.00 each based on the cash investment price paid by FREIF on October 1, 2012 and September 12, 2013. The expected term of the warrants was estimated as the earlier of a) the contractual life of 12 years, and b) the point at which the exercise price is reduced to $5.00 per share and it would be advantageous to exercise early to capture future distributions on the Class A Units. Expected volatility of 25.0 percent was selected based on a review of 10-year historical volatilities for publicly-traded comparable companies. The risk-free interest rates over the expected warrant terms ranged from 0.4 percent to 3.0 percent based the U.S. Treasury yield curve in effect at each valuation date. The dividend yields were based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS (Continued)

expected distributions to be paid to the underlying Class A Units over the expected term of the warrants.

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

15. COMMITMENTS AND CONTINGENCIES

  Office Leases

        The Company leases office facilities in Denver, Colorado under operating lease agreements that expire in October 2017. Rent expense was $0.8 million, $0.5 million and $0.2 million for the years ended January 31, 2014, 2013 and 2012, respectively. The following table shows the annual rentals per year for the life of the leases:

Fiscal year ending January 31,	Annual rental amount
2015	$1,180
2016	$1,207
2017	$1,234
2018	$1,108
2019	$617

  Drilling Rig Contracts

        As of January 31, 2014 the Company was subject to commitments on three drilling rig contracts. The contracts expire between April 2014 and February 2015. In the event of early termination of the contracts, the Company would be obligated to pay an aggregate amount of approximately $11.5 million as of January 31, 2014 as required under the terms of the contracts.

  Related Party Transactions

        See Note 22—Related Party Transactions for a description of agreements between TUSA and various subsidiaries of Caliber pursuant to which TUSA has committed to use certain products and services provided by the Caliber subsidiaries.

  CEO Transaction Bonus Program

        Pursuant to the Third Amended and Restated Employment Agreement, dated July 4, 2013 (the "Employment Agreement"), between the Company and Jonathan Samuels, our President and Chief Executive Officer, Mr. Samuels is entitled to a cash bonus payable upon a liquidity event involving RockPile or Caliber based on the percentage gain realized by the Company relative to its initial investment in the relevant entity. The amount of this bonus would be equivalent to 5% of that gain in Caliber for a Caliber liquidity event, and 3.5% of that gain in RockPile for a RockPile liquidity event. The right to the bonus vests and becomes non-forfeitable in thirds on the first three anniversaries of the execution date of the Employment Agreement, with acceleration or forfeiture of the unvested portions of such right upon the occurrence of certain events. Because consummation of a liquidity event involving RockPile or Caliber is contingent on many unknown factors, the Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

determined that the contingent liability associated with such a bonus is not probable at January 31, 2014, and, therefore, no amounts have been recorded in the accompanying consolidated balance sheets.

  RockPile Commitments

        As of January 31, 2014, RockPile had various commitments for future expenditures relating to (i) leases of land, rail spur, rail cars and tractor trailer units, (ii) transloading services and track rental and (iii) an agreement relating to the use of technology and equipment for transportation, transloading and storage of bulk commodities. The commitments by fiscal year are as follows:

Fiscal year ending January 31,	Annual rental amount
2015	$1,752
2016	$582
2017	$441
2018	$360
2019	$200
Thereafter	$655

  Environmental Laws and Regulations

        At January 31, 2014, there were no known environmental or other regulatory matters related to the Company's operations that were reasonably expected to result in a material liability other than asset retirement obligations reflected on the consolidated balance sheets. Non-compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial position, results of operations or cash flows.

16. CAPITAL STOCK

Summary of Changes in Common Stock

        The Consolidated Statement of Stockholders' Equity provides a listing of changes in the common stock outstanding from February 1, 2013 to January 31, 2014.

        A summary of our common stock activity for January 31, 2014 is as follows:

  •
  On March 8, 2013, the Company sold to two affiliates of NGP an aggregate of 9,300,000 shares of common stock in a private placement at $6.00 per share for aggregate consideration of $55.8 million. The Company paid approximately $0.1 million in expenses related to this offering.

  •
  We issued 664,483 shares of common stock (net of shares surrendered for related employee payroll tax withholding) for restricted stock units that vested during the period.

  •
  We issued 5,000 shares of common stock at $7.24 per share to a consultant for services provided to TUSA.

  •
  On August 2, 2013, the Company issued 325,000 shares of common stock to an unaffiliated oil and gas company at $7.50 per share for total consideration of $2.4 million.

  •
  In August and September, 2013, the Company sold an aggregate of 17,250,000 shares of common stock at $6.25 per share in a public offering for gross proceeds of $107.8 million. The Company paid approximately $6.0 million in expenses related to this offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CAPITAL STOCK (Continued)

  •
  On August 28, 2013, the Company sold 11,350,000 shares of common stock to an unaffiliated entity at $7.20 per share for total consideration of $81.7 million. The Company paid approximately $0.9 million in expenses related to this offering.

  •
  We issued 108,333 shares of common stock for the exercise of stock options.

Private Placements

        On March 8, 2013, the Company sold to two affiliates of NGP an aggregate of 9,300,000 shares of common stock of the Company in a private placement at $6.00 per share for aggregate consideration of $55.8 million.

        On August 6, 2013, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with TIAA Oil and Gas Investments, LLC ("TOGI"). As permitted under the terms of the Stock Purchase Agreement, on August 28, 2013, TOGI assigned its rights and obligations to purchase 11,350,000 shares of the Company's common stock under the Stock Purchase Agreement to ActOil Bakken, LLC ("ActOil"), which is an affiliate of TOGI. Pursuant to the Stock Purchase Agreement, on August 28, 2013, the Company issued to ActOil 11,350,000 shares of common stock at $7.20 per share for gross proceeds to the Company of $81.7 million ($80.8 million net after transaction costs), which were used to consummate the August 28, 2013 Kodiak property acquisition. Concurrently with the issuance, the Company entered into a Rights Agreement (the "Rights Agreement") with ActOil. Under the Rights Agreement, ActOil is entitled to certain demand registration rights and unlimited piggyback registration rights under the Securities Act.

        The Rights Agreement also grants ActOil the preemptive right to purchase its pro rata share on a fully diluted basis of any future equity offerings by the Company until such time as ActOil and its affiliates cease to hold at least the lesser of (i) 50% of the shares of common stock acquired by ActOil pursuant to the Stock Purchase Agreement and (ii) 10% of the Company's then-outstanding shares of the common stock (a "Termination Event"). Such rights are subject to customary exclusions such as securities offered in connection with employee benefits plans, business combinations, pro-rata distributions, and stockholder rights plans.

        Pursuant to the Rights Agreement, on the date on which the aggregate amount paid to the Company by ActOil and certain of its affiliates as consideration for shares of common stock exceeds $150.0 million, ActOil will be entitled to designate one director to serve on the Board of Directors of the Company until such time as a Termination Event occurs.

        The Rights Agreement further provides that, for so long as ActOil holds (i) 50% of the common stock purchased by ActOil under the Stock Purchase Agreement and (ii) 10% of the Company's then issued and outstanding common stock, without the prior written consent of ActOil, the Company and its subsidiaries shall not incur any indebtedness unless the Consolidated Leverage Ratio (as defined in the Rights Agreement) does not exceed 5.0 to 1.0 (provided that debt outstanding under TUSA's credit facility and the Convertible Note issued in July 2012 are excluded from such calculation).

Public Equity Offering

        On August 8, 2013, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Wells Fargo Securities, LLC, as representative of the several underwriters named therein (collectively, the "Underwriters"), pursuant to which the Company agreed to issue and sell to the Underwriters in a firm commitment offering (the "Offering") 15,000,000 shares of common stock at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CAPITAL STOCK (Continued)

a price to the public of $6.25 per share. Pursuant to the Underwriting Agreement, the Company also granted to the Underwriters a 30-day over-allotment option to purchase up to an additional 2,250,000 shares of common stock at the same public offering price. The Offering was made pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-171958) previously filed with the Securities and Exchange Commission on January 31, 2011. The Offering closed on August 14, 2013. On September 6, 2013, the Underwriters exercised their 30-day over-allotment option to purchase an additional 2,250,000 shares of the Company's common stock at a price to the public of $6.25 per share. The over-allotment option closed on September 11, 2013.

        The total gross proceeds to the Company from the Offering and the exercise of the over-allotment option were approximately $107.8 million ($101.8 million net, after deducting underwriting discounts and commissions and other estimated offering expenses).

17. SIGNIFICANT CUSTOMERS

Oil, NGL and Natural Gas Customers

        In the U.S., sales prices of produced crude oil, natural gas and natural gas liquids are not regulated. Sales are made at negotiated prices. Of our $160.5 million in revenues from oil, NGL and gas sales in FY2014, $155.0 million is revenue from sales of crude oil, and of that approximately $117.5 million is our share of revenue from sales of crude oil from the 54 wells we operated in FY2014.

        For wells that we operate, oil production is sold at the wellhead, or a location nearby, under short term agreements with several purchasers. While the pricing terms of these agreements vary by purchaser, they all reflect a price determined by the current NYMEX West Texas Intermediate contract, less a discount that is either calculated, fixed, or a combination of calculated and fixed.

        In FY2014, we made oil sales directly to five oil purchasers, one NGL purchaser and one natural gas purchaser. We also had sales through unrelated operators of wells in which we have revenue interests. In FY2014, we had revenues from two customers (both crude oil purchasers) that exceeded 10% of our $258.8 million in total revenues in FY2014. For one customer, our FY2014 revenues were approximately $83.1 million. For the second customer, our FY2014 revenues were approximately $63.9 million.

        Although a substantial portion of our production is purchased by, or through, these parties, we do not believe the loss of any one customer would have a material adverse effect on our business as other customers should be accessible to us. We regularly monitor the credit worthiness of customers and may require parental guarantees, letters of credit or prepayments when deemed necessary.

        For our economic interests in wells operated by third-parties, substantially all of our sales of crude oil and natural gas in fiscal years 2014, 2013 and 2012 were sold (i) through arrangements made by the wells' operators and (ii) at sales points at or close to the producing wells. These third-party operators include a variety of exploration and production companies ranging from large publicly-traded companies to small privately-owned companies. We do not believe the loss of any single operator's customer would have a material adverse effect on our Company as a whole.

        For our economic interests in wells operated by third-parties, we have the right to take and sell our proportionate share of production, rather than have the operator arrange such sale; however, we did not do so in fiscal years 2014, 2013 or 2012. The operators collect the sales proceeds and pass on to us our proportionate share of sales, net of severance taxes and royalties paid either by the purchaser or the operator on our behalf.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SIGNIFICANT CUSTOMERS (Continued)

Pressure Pumping Customers

        The ability of RockPile to acquire and retain business depends substantially upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells and the number of well completions. These factors can be affected by changes in commodities prices, the overall economic environment, and industry trends and technological advancements. RockPile's principal customers consist of independent oil and natural gas producing companies needing completion of horizontal wells in western North Dakota and eastern Montana. During FY2014, RockPile provided pressure pumping services for 31 wells operated by TUSA and 50 wells operated by six third parties. We do not believe that the loss of any single customer would have a material adverse effect on our Company since there are numerous operators in the Williston Basin in need of pressure pumping and related services.

18. EARNINGS PER SHARE

        Basic net income (loss) per common share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects increases in average shares outstanding from the potential dilution, under the treasury stock method, that could occur upon (i) exercise of stock options, (ii) vesting of restricted stock units, and (iii) conversion of convertible debt. The treasury stock method assumes exercise, vesting or conversion at the beginning of a period for securities outstanding at the end of a period. Also, the treasury stock method for calculating dilution assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company at the quarter's average stock price using assumed proceeds from (a) the exercise cost of the options and (b) the foregone future compensation expense of hypothetical early vesting of the outstanding restricted stock units. The assumed proceeds are adjusted for income tax effects.

        The table below sets forth the computations of net income (loss) per common share (basic and diluted) for the years ended January 31, 2014, 2013, and 2012:

	2014	2013	2012
Net income (loss) attributable to common stockholders	$73,480	$(13,760)	$(24,278)
Effect of debt conversion	3,392	—	—

Net income (loss) attributable to common stockholders after effect of debt conversion	76,872	(13,760)	(24,278)
Basic weighted average common shares outstanding	68,578,553	44,475,201	40,707,957
Effect of dilutive securities	15,978,989	—	—

Diluted weighted average common shares outstanding	84,557,542	44,475,201	40,707,957
Basic net income (loss) per share	$1.07	$(0.31)	$(0.60)
Diluted net income (loss) per share	$0.91	$(0.31)	$(0.60)

	2014	2013	2012
Anti-dilutive shares	5,250,000	4,500,000	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EARNINGS PER SHARE (Continued)

        For the fiscal years ended January 31, 2013 and 2012, with a basic net loss per share, all of the stock options and restricted stock units would have been anti-dilutive if converted into additional common stock and were excluded in calculating diluted net loss per share.

        Of the stock options, restricted stock units and convertible debt outstanding at January 31, 2014, only the options relating to the CEO Option Grant, having an exercise price of $8.50 to $15.00 per share, were anti-dilutive for FY2014. Accordingly, the related potential 5,250,000 common shares were excluded from the calculation of the diluted net income per share. These CEO stock options could be potentially dilutive in future periods.

19. INCOME TAXES

        Federal income tax expense (benefit) for the years presented differ from the amounts that would be provided by applying the U.S. Federal and state income tax rate. The components of the provision for income taxes are as follows for the fiscal years 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Current tax expense (benefit)	$—	$—	$—
Deferred tax expense (benefit)
Federal	7,324	(2,137)	(6,189)
State	617	(223)	(175)
Foreign	—	(83)	(1,510)
Valuation allowance—United States and Canada	—	2,443	7,874

Income tax expense (benefit)	$7,941	$—	$—

Income (loss) before income taxes	$81,421	$(14,484)	$(24,423)

Effective income tax rate	10%	0%	0%

        Reconciliations of the income tax benefit calculated at the federal statutory rate of 35% to the total income tax (benefit) expense are as follows for fiscal years 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Federal statutory tax expense (benefit)	$28,498	$(5,069)	$(8,361)
State income tax expense / (benefit), net of federal income tax benefit	2,324	(361)	(565)
Permanent differences	3,221	2,280	132
Difference in foreign tax rates	164	28	600
Effect of tax rate change	(258)	(71)	83
Credits	(100)	—	—
Changes in valuation allowance	(26,364)	2,443	7,874
Other	456	750	237

Provision for income taxes	$7,941	$—	$—

        The difference in foreign tax rate of $0.16 million is a result of adjusting the U.S. blended statutory tax rate of 37.9% down to the Canadian effective tax rate of 25.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

        The components of Triangle's net deferred income tax assets are as follows for fiscal years 2014 and 2013:

(in thousands)	2014	2013
Current:
Assets:
Asset retirement obligations	$1,071		$—
Accruals	102		—
Hedging assets	—		1,342

Total current assets	1,173		1,342
Valuation allowance	(492)		(1,342)

Total current assets after valuation allowance	681		—
Liabilities:
Hedging liabilities	(361)		—

Total current liabilities	(361)		—

Net current deferred income tax asset	$321	$
Non-Current:
Assets:
Canadian oil and natural gas properties	6,080		6,095
United States net losses carried forward	33,129		37,816
Canadian net losses carried forward	1,905		1,726
Asset retirement obligations	416		1,102
Stock-based compensation	3,105		1,356
Investment in RockPile	—		—
Investment in Caliber	—		106
Property and equipment	157		157
Hedging assets	—		—
Other	1,864		673

Total non-current assets	46,656		49,031
Valuation allowance	(8,165)		(33,679)

Total non-current assets after valuation allowance	38,491		15,352
Liabilities:
United States oil and natural gas properties	(29,536)		(15,275)
Investment in Caliber	(16,766)
Hedging liabilities	(451)
Other	—		(77)

Total deferred non-current income tax liability	(46,753)		(15,352)

Net non-current deferred income tax liability	$(8,262)		$—

        As of FY2013 the Company placed a full valuation allowance against deferred income taxes. During the year ended January 31, 2014, in accordance with ASC 740, Accounting for Income Taxes, Triangle has determined in its judgment, based upon all available evidence (both positive and negative), that it is more likely than not that the net US deferred tax assets will be realized. Hence, all deferred tax benefits will be recognized and the full valuation allowance removed as part of the effective tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

rate. The key positive evidence relating to the US deferred tax assets considered in this determination includes the following: (1) a history of book income; (2) cumulative income in the prior 3 years; (3) an expectation of projected taxable income during the next four to five years. Therefore, the combination of historical/cumulative income as well as an expectation of taxable income in the foreseeable future is the basis for the full recognition of the US deferred tax assets. In accordance with ASC 740, Accounting for Income Taxes, Triangle has determined in its judgment, based upon all available evidence (both positive and negative), that it is more likely than not that the net Canadian deferred tax assets will not be realized. Hence, all Canadian deferred tax benefits will have a full valuation allowance placed against them. The key negative evidence relating to the Canadian deferred tax assets considered in this determination includes the following: (1) a history of both book and tax loss; (2) cumulative loss in recent years; (3) an expectation of tax loss during the next four to five years. Therefore, the combination of historical/cumulative loss as well as an expectation of book and taxable loss in the foreseeable future is the basis for the placement of a full valuation allowance against all of the Canadian deferred tax assets.

        The Company has a U.S. net operating loss ("NOL") carry forward for federal tax purposes of approximately $91.5 million, of which $3.9 million is not benefited for financial statement purposes. The difference of $3.9 million between the federal income tax NOL and financial reporting NOL relate to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. The Company has Canadian NOL of approximately $7.6 million at January 31, 2014 that could be utilized to offset taxable income of future years. The U.S. NOL carry forward begin expiring in 2024 and the Canadian NOL carry forward begin expiring in 2027. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

        At January 31, 2014 and 2013, we have no unrecognized tax benefits that would impact our effective tax rate, and we have made no provisions for interest or penalties related to uncertain tax positions. The Company's uncertain tax positions must meet a more-likely-than-not realization threshold to be recognized, and any potential accrued interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

        The tax years for fiscal years ending 2011 to 2013 remain open to examination by the Internal Revenue Service of the United States. We file tax returns with various state taxing authorities which remain open for examination for fiscal years 2011 to 2013, except for Colorado which is open for the fiscal years 2010 to 2013. We also file with various Canadian taxing authorities which remain open for fiscal years 2010 to 2013.

        Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are determined by applying the enacted statutory tax rates in effect at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the Company's financial statements. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion of the benefit from deferred tax assets will not be realized. The Company's uncertain tax positions must meet a more-likely-than-not realization threshold to be recognized, and any potential accrued interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SHARE-BASED COMPENSATION

        Effective January 28, 2009, the Company's board of directors approved a Stock Option Plan (the "Rolling Plan") whereby the number of authorized but unissued shares of common stock that may be issued upon the exercise of stock options granted under the Rolling Plan at any time could not exceed 10% of the issued and outstanding shares of common stock on a non-diluted basis at any time, and such aggregate number of shares of common stock available for issuance automatically increased or decreased as the number of issued and outstanding shares of common stock changed. Pursuant to the Rolling Plan, stock options became exercisable ratably in one-third increments on each of the first, second and third anniversaries of the date of the grant, and could be granted at an exercise price of not less than fair value of the common stock at the time of grant and for a term not to exceed ten years.

        Upon approval of the 2011 Omnibus Incentive Plan (the "2011 Plan") by the Company's stockholders on July 22, 2011, the Rolling Plan was terminated and no additional awards may be granted under the Rolling Plan. All outstanding awards under the Rolling Plan shall continue in accordance with their applicable terms and conditions.

        The 2011 Plan, as amended in November 2012, authorizes the Company to issue stock options, stock appreciation rights ("SARs"), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards to any employee, consultant, independent contractor, director or officer of the Company and its subsidiaries. The maximum number of shares of common stock reserved for issuance under the 2011 Plan is 5,900,000 shares, subject to adjustment for certain transactions.

        We have recognized non-cash stock-based compensation cost as follows:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Restricted stock units	$7,496	$6,639	$7,512
Stock options	1,135	60	81
Stock issued pursuant to termination agreements	—	99	185
RockPile stock based compensation related to Series B Units	590	617	—

	9,221	7,415	7,778
Less amounts capitalized to oil and natural gas properties	(1,391)	(949)	(211)

Compensation expense	$7,830	$6,466	$7,567

        Historical amounts may not be representative of future amounts as additional awards may be granted.

Restricted Stock Units

        A restricted stock unit represents a right to an unrestricted share of common stock upon satisfaction of defined service, vesting and holding conditions. Restricted stock units have a one to five year vesting schedule prior to conversion into common stock. Compensation costs for the service-based vesting restricted share units are based upon the grant-date market value of the award. Such costs are recognized ratably over the applicable vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SHARE-BASED COMPENSATION (Continued)

        The following table provides information about restricted stock unit awards granted during the last three fiscal years:

	Number of Shares	Weighted- Average Award Date Fair Value
Restricted stock units outstanding—January 31, 2011	509,636	$5.61
Units granted in fiscal year 2012	2,645,110	$7.06
Units forfeited in fiscal year 2012	(134,000)	$6.81
Units that vested during in fiscal year 2012	(532,404)	$6.20

Restricted stock units outstanding—January 31, 2012	2,488,342	$7.02
Units granted in fiscal year 2013	1,041,400	$6.37
Units forfeited in fiscal year 2013	(5,600)	$7.59
Units that vested during in fiscal year 2013	(1,000,057)	$6.90

Restricted stock units outstanding—January 31, 2013	2,524,085	$6.68
Units granted in fiscal year 2014	1,440,133	$6.95
Units forfeited in fiscal year 2014	(141,909)	$6.58
Units that vested during in fiscal year 2014	(946,681)	$6.71

Restricted stock units outstanding—January 31, 2014	2,875,628	$6.62

        The Company recorded stock-based compensation related to previous grants of restricted stock of $7.5 million and $6.6 million, for fiscal years 2014 and 2013, respectively.

        The total grant date fair value of the restricted stock units that vested during fiscal years 2014 and 2013 was $6.4 million and $6.9 million, respectively.

        Unamortized compensation cost related to unvested restricted stock units at January 31, 2014 was $14.4 million. We expect to recognize that cost over a weighted average period of 2.41 years.

Stock Options

        On July 4, 2013, the Company entered into a CEO Stand-Alone Stock Option Agreement with the Company's President and Chief Executive Officer (the "CEO Option Grant"). The CEO Option Grant is a stand-alone stock option agreement unrelated to the 2011 Plan. As such, the CEO Option Grant required stockholder approval before any shares of the Company's common stock could be issued thereunder. The options under the CEO Option Grant were granted as of the execution date thereof; however, the options granted thereunder were not exercisable, and would have expired and become null and void in their entirety, if they were not approved by the stockholders of the Company on or before July 4, 2015. Thus, no compensation expense was recognized for these option grants prior to their approval by the stockholders. At the Company's Annual Meeting of Stockholders held on August 30, 2013, the CEO Option Grant was approved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SHARE-BASED COMPENSATION (Continued)

        The CEO Option Grant covers a total of 6.0 million shares of Company common stock and is divided into five tranches, each with a different exercise price, as follows:

Name of Tranche	Number of Shares	Exercise Price
"$7.50 Tranche"	750,000	$7.50 per share
"$8.50 Tranche"	750,000	$8.50 per share
"$10.00 Tranche"	1,500,000	$10.00 per share
"$12.00 Tranche"	1,500,000	$12.00 per share
"$15.00 Tranche"	1,500,000	$15.00 per share

        Each tranche of the CEO Option Grant vests and becomes exercisable on the same vesting schedule, with 10% of each tranche becoming vested and exercisable on each of the first two anniversaries of the grant date, 50% of each tranche becoming vested and exercisable on the third anniversary of the grant date, 20% of each tranche becoming vested and exercisable on the fourth anniversary of the grant date, and the remaining 10% of each tranche becoming vested and exercisable on the fifth anniversary of the grant date. Once any portion of the CEO Option Grant becomes vested, it is exercisable until the options expire on July 4, 2023.

        Compensation expense related to stock options is calculated using the Black Scholes valuation model. Expected volatility is generally based on the historical volatility of (a) Triangle's common stock and (b) for expected terms exceeding three years, the historical volatility of similar companies with significant exploration and production activity in the Bakken over a historical period consistent with that of the expected term of the options. Triangle's historical volatility before January 2011 related to high-risk, unsuccessful exploration in Nova Scotia and is not representative of expected future volatility for Triangle. The expected term of the options is estimated based on factors such as vesting periods, contractual expiration dates, historical trends in the Company's common stock price and historical exercise behavior. The risk-free rate for the expected term (from service inception to option exercise) of the options is based on the yields of U.S. Treasury instruments with lives comparable to the estimated expected option term or life.

        The following assumptions were used for the Black-Scholes model to calculate the share-based compensation expense for the CEO Option Grant for the period presented:

Risk free rate	2.18%
Dividend yield	—
Expected volatility	62%
Weighted average expected stock option life (years)	6.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes the status of stock options outstanding under the Rolling Plan and the CEO Option Grant, during the last three fiscal years:

	Number of Shares	Weighted Average Exercise Price
Options outstanding—January 31, 2011 (125,833 exercisable)	343,334	$1.60
Options forfeited	(25,000)	$3.00
Options exercised	(82,501)	$1.34

Options outstanding—January 31, 2012 (142,500 exercisable)	235,833	$1.50
Options exercised	(4,167)	$3.00

Options outstanding—January 31, 2013 (231,666 exercisable)	231,666	$1.48
Options forfeited	(15,000)	$3.00
Options exercised	(108,333)	$1.25
Options granted	6,000,000	$11.25

Options outstanding—January 31, 2014 (108,333 exercisable)	6,108,333	$11.07

        The intrinsic value of options exercised during fiscal years 2014 and 2013 was $162,000 and $12,000, respectively. The Company received approximately $162,000 for the exercise of 108,333 options in FY2014 and approximately $12,500 for the exercise of 4,167 options in FY2013.

        Options granted under the Rolling Plan expire five years from the grant date and have service-based vesting schedules of three years. The following table summarizes the status of all stock options outstanding as of January 31, 2014:

		Number of shares
	Remaining Contractual Life (years)
Exercise Price per Share		Outstanding	Exercisable
$1.25	0.83	108,333	108,333
$7.50	9.43	750,000	—
$8.50	9.43	750,000	—
$10.00	9.43	1,500,000	—
$12.00	9.43	1,500,000	—
$15.00	9.43	1,500,000	—

		6,108,333	108,333

Weighted average exercise price per share		$11.07	$1.25
Weighted average remaining contractual life		9.27	0.83

        As of January 31, 2014, all compensation expense related to stock options under the Rolling Plan had been recognized as they became fully vested in FY2013. Total compensation expense related to the CEO Option Grant of $1.1 million was recognized for January 31, 2014. The aggregate intrinsic value of all options as of January 31, 2014 was $0.8 million. As of January 31, 2014, there was approximately $18.3 million of total unrecognized compensation expense related to unvested stock options.

        Non-cash compensation cost related to our stock options were $1.1 million and $0.1 million for fiscal years 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SHARE-BASED COMPENSATION (Continued)

        As of January 31, 2014, there was $14.43 million of remaining unrecognized compensation cost related to non-vested stock options.

        A summary of the status of the Company's non-vested stock options as of January 31, 2014, and changes during the years ended January 31, 2014, 2013 and 2012, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested options—January 31, 2011	217,500	$1.10
Options vested	(107,501)	$1.08
Less options forfeited	(16,667)	$2.13

Non-vested options—January 31, 2012	93,332	$1.02
Options vested	(93,332)	$1.02

Non-vested options—January 31, 2013	—	$—
Options granted	6,000,000	$11.25

Non-vested options—January 31, 2014	6,000,000	$11.25

RockPile Share Based Compensation (Series B Units)

        At January 31, 2014, RockPile had 30.0 million Series A Units authorized by the LLC Agreement (as defined below) with approximately 25.5 million Series A units outstanding, all of which are owned by Triangle. Series A Units were issued to the three parties who had contributed the initial $24.0 million in RockPile's paid-in capital prior to October 31, 2011. Triangle had contributed $20.0 million and received 20.0 million Series A Units by October 31, 2011. On December 28, 2012, Triangle acquired an aggregate of 4.0 million Series A Units from the other two original owners of Series A Units. On February 15, 2013, Triangle made an additional capital contribution of $5.0 million to acquire an additional approximately 1.5 million Series A Units.

        Effective October 22, 2012, RockPile's Board of Managers approved the Second Amended and Restated Limited Liability Company Agreement, as further amended on February 20, 2013 ("RockPile LLC Agreement") which includes provisions allowing RockPile to make equity grants in the form of restricted units ("Series B Units") pursuant to Restricted Unit Agreements. The RockPile LLC Agreement, which was executed by RockPile and its members on October 31, 2012, authorizes RockPile to issue an aggregate of up to 6.0 million Series B Units in multiple series designated by a sequential number (i.e., Series B-1, Series B-2, etc.) with the right to re-issue forfeited or redeemed Series B Units. As of January 31, 2014, RockPile had granted approximately 4.1 million Series B Units, of which approximately 1.5 million were unvested at that date, to certain employees in key positions at RockPile.

        The Series B Units are intended to constitute interests in future profits, i.e., "profit interests" within the meaning of Internal Revenue Service Revenue Procedures 93-27 and 2001-43. Accordingly, the capital account associated with each Series B Unit at the time of its issuance shall be nil. RockPile's Board of Managers may designate a "Liquidation Value" applicable to each tranche of a Series B Unit so as to constitute a net profits interest in RockPile. The Liquidation Value shall equal the dollar amount per unit that would, in the reasonable determination of RockPile's Board of Managers, be distributed with respect to the initial Series B tranche if, immediately prior to the issuance of a new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SHARE-BASED COMPENSATION (Continued)

Series B tranche, the assets of RockPile were sold for their fair market value and the proceeds (net of any liabilities of RockPile) were distributed.

        RockPile's Series A Units are entitled to a return of contributed capital and an 8% preferred return on such capital before Series B Units participate in profits. The initial Series B tranche (Series B-1 Units) participates pro-rata with the Series A Units once the preferred return has been achieved. However, no distributions shall be made with respect to any Series B-1 Unit until total cumulative distributions to the Series A Units total $40.0 million. As of January 31, 2014 the $40.0 million cumulative distribution threshold had not been met. After distributions totaling $40.0 million have been made to the Series A Units, future distributions will be allocated to the Series B-1 Units until the per unit profits distributed to the Series B-1 Units is equivalent to the per unit profits distributed to the Series A Units. Thereafter, all further distributions will be distributed on a pro-rata basis. Subsequently issued Series B Units will begin participating on a pro rata basis once the per unit profits allocated to the Series B-1 Units reaches the Liquidation Value of the subsequent Series B Unit issuance.

        Series B Units currently have from 11 to 41 months remaining until fully vested. Compensation costs are determined using a Black-Scholes option pricing model based upon the grant date calculated fair market value of the award and are recognized ratably over the applicable vesting period.

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

        A summary of RockPile's Series B Unit activity for FY2014 is as follows:

	Number of Series B Units	Weighted Average Award Date Unit Fair Value
Series B Units outstanding February 1, 2013	3,160,000	$—
Series B-3 Unit Grants	910,000	$0.70

Series B Units outstanding January 31, 2014	4,070,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SHARE-BASED COMPENSATION (Continued)

        A summary of RockPile's Series B Unit vesting status for FY2014 is as follows:

	Remaining Vesting Period (Years)	Number of Series B Units	Vested	Unvested
Series B Units outstanding, February 1, 2012	—	—	—	—
Series B-1 Unit Grants	0.47	3,100,000	2,566,667	533,333
Series B-2 Unit Grants	1.58	60,000	15,000	45,000
Series B-3 Unit Grants	3.28	910,000	—	910,000

Series B Units outstanding, January 31, 2014		4,070,000	2,581,667	1,488,333

        Non-cash compensation cost related to the Series B Units was $0.6 million, $0.6 million and $0 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

        As of January 31, 2014, there was $0.8 million of unrecognized compensation cost related to non-vested Series B Units. We expect to recognize such cost on a pro-rata basis on the Series B Units vesting schedule during the next three fiscal years.

21. BENEFIT PLANS

        In FY2013 RockPile established a 401(k) plan for the benefit of its employees. In FY2014 Triangle established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company began matching employee contributions in January of FY2014. The Company did not match employee contributions in the fiscal year ending January 31, 2013.

22. RELATED PARTY TRANSACTIONS

        On September 12, 2013, TUSA and Caliber North Dakota amended and restated two midstream services agreements which the parties originally entered into on October 1, 2012. Caliber North Dakota is a wholly-owned subsidiary of Caliber Midstream Partners, L.P., an entity in which Triangle has a 30% ownership. The two original midstream services agreements consisted of: (a) an agreement for crude oil gathering, stabilization, treating and redelivery, and (b) an agreement for (i) natural gas compression, gathering, dehydration, processing and redelivery; (ii) produced water transportation and disposal services; and (iii) fresh water transportation for TUSA's oil and natural gas drilling and production operations. The two agreements were revised to include an additional acreage dedication from TUSA to Caliber North Dakota and an increased firm volume commitment by Caliber North Dakota for each service line. The revenue commitment language included in the original midstream services agreements was removed and replaced by a stand-alone agreement.

        Under the new revenue commitment agreement, TUSA maintained the commitment included in the original midstream services agreement to deliver minimum monthly revenues derived from the fees paid by TUSA to Caliber North Dakota for volumes of oil, natural gas, produced water, and fresh water for a primary term of 15 years beginning on the in-service date of the Caliber North Dakota facilities (the date that the Caliber North Dakota central facility has been substantially completed and has commenced commercial operation, estimated to occur in the first quarter of FY2015), and added a commitment to deliver additional minimum monthly revenues derived from the fees paid by TUSA to Caliber North Dakota related to the increased acreage dedication and increased firm volume commitment. The additional minimum monthly revenue commitment will commence on the in-service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. RELATED PARTY TRANSACTIONS (Continued)

date of the incremental Caliber North Dakota facilities, estimated to occur in the second quarter of FY2015. The minimum commitment over the term of the agreements is $405.0 million. Triangle made a $9.0 million contribution to Caliber on March 27, 2013. In accordance with the A&R Contribution Agreement, Triangle contributed an additional $9.0 million to Caliber on December 6, 2013, fulfilling its original commitment of $30.0 million. See Note 11—Equity Investment.

        On September 12, 2013, TUSA and Caliber Measurement Services LLC ("Caliber Measurement") entered into a gathering services agreement pursuant to which Caliber Measurement will provide certain gathering-related measurement services to TUSA. Caliber Measurement also purchased Lease Automatic Custody Transfer ("LACT") units from TUSA for $2.5 million, which is included in the balance of related party receivables in the accompanying condensed consolidated balance sheets.

        On October 1, 2012, Triangle entered into a Services Agreement with Caliber GP and Caliber to provide administrative services to Caliber necessary to operate, manage, maintain and report the operating results of Caliber's gathering pipelines, transportation pipelines, related equipment and other assets. Total fees paid to Triangle under this agreement during FY2014 were $1.2 million.

        For the year ended January 31, 2014, Caliber North Dakota had $15.6 million of revenue, $15.0 million of which was from TUSA, mainly comprised of fresh water and water disposal revenues and as well connect fees. See Note 11—Equity Investment.

        For the year ended January 31, 2014, Triangle received $1.2 million from Caliber for administrative services supplemental to those provided by Caliber employees and pursuant to the October 1, 2012 Services Agreement between Triangle and Caliber.

23. SIGNIFICANT CHANGES IN PROVED OIL AND NATURAL GAS RESERVES (UNAUDITED)

        Our proved oil and natural gas reserves at January 31, 2014 significantly increased from our proved oil and natural gas reserves at January 31, 2013. Our proved reserves are in the Bakken or Three Forks formations in the North Dakota counties of McKenzie, Williams or Dunn.

        The reserve estimates presented below (expressed in thousands of barrels of oil ("Mbbls"), millions of cubic feet of natural gas ("MMcf") and thousands of barrels of oil equivalent ("Mboe")) were made in accordance with oil and natural gas reserve estimation and disclosure authoritative accounting guidance issued by the FASB effective for reporting periods ending on or after December 31, 2009. This guidance was issued to align the accounting oil and natural gas reserve estimation and disclosure requirements with the requirements in the SEC's "Modernization of Oil and Gas Reporting" rule, which was also effective for annual reports for fiscal years ending on or after December 31, 2009.

        Our reserve estimate at January 31, 2014 was audited by Cawley, Gillespie & Associates, Inc., an independent petroleum engineering firm. Proved reserves are the estimated quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and the price to be used is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. For the purposes of preparing the proved reserves presented below, such average pricing was $93.09 per barrel of oil and $3.99 per Mcf of natural gas and $44.10 per barrel of NGL for the reserves presented as of January 31, 2014. For the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. SIGNIFICANT CHANGES IN PROVED OIL AND NATURAL GAS RESERVES (UNAUDITED) (Continued)

reserves presented as of January 31, 2013, such average pricing was $84.76 per barrel of oil and $5.23 per Mcf of natural gas.

		January 31, 2014				January 31, 2013
	% of Reserves (Mboe)	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)			% Change
Reserve Category					Mboe	Mboe
Proved Developed	42%	13,734	10,930	1,440	16,995	5,969	185%
Proved Undeveloped	58%	18,182	15,574	2,541	23,319	8,668	169%

Total Proved	100%	31,916	26,504	3,981	40,314	14,637	175%

        The primary reason for the increases in proved reserves is the drilling and completion of wells in FY2014 in addition to acquisitions of proved reserves. Our net interest in producing wells increased 168% from 16.0 net wells at January 31, 2013 to 50.0 net wells at January 31, 2014, and our net interest in proved undeveloped locations increased 213% from 19.8 net future development wells at January 31, 2013 to 52.5 net future development wells at January 31, 2014.

24. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES

Oil and Natural Gas Operations

        The following tables contain direct revenue and cost information relating to our oil and natural gas exploration and production activities in the United States and Canada for the periods indicated. We have no long-term supply or purchase agreements with governments or authorities in which we act as producer. Income tax expense related to our oil and natural gas operations is computed using the combined statutory income tax rate for the period. We had no Canadian proved reserves, revenues or production taxes for FY2014, FY2013 and FY2012.

U.S. Oil and Natural Gas Operations

	Years Ended January 31,
(in thousands)	2014	2013	2012
Oil and natural gas revenues from production (all sold to unaffiliated parties)	$160,548	$39,614	$8,136
Less operating expenses:
Production taxes	18,006	4,493	896
Other lease operating expenses	14,454	3,469	901
Gathering, transportation and processing	4,302	151	22
Impairment of oil and natural gas properties	—	—	6,000
Amortization of oil and natural gas properties	50,991	13,548	3,022
Accretion of asset retirement obligation	56	22	7

Operating income (loss) before income tax expense	72,739	17,931	(2,712)
Less income tax (expense) benefit at statutory rates	(27,532)	(6,697)	1,013

Results of U.S. oil and natural gas operations (excluding general corporate overhead and interest expense)	$45,207	$11,234	$(1,699)

Amortization rate per Boe	$26.43	$27.75	$31.85
Lease Operating Expenses (per Boe)	$7.49	$7.11	$9.50
Gathering, Transportation and Processing (per Boe)	$2.23	$0.31	$0.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Continued)

Canadian Oil and Natural Gas Operations

	Years Ended January 31,
(in thousands)	2014	2013	2012
Oil and natural gas revenues	$—	$—	$—
Less operating expenses:
Lease operating expenses	—	—	641
Impairment of oil and natural gas properties	—	—	4,416
Accretion and other asset retirement obligation expenses	962	162	160

Operating income (loss) before income tax expense	(962)	(162)	(5,217)
Income tax (expense) benefit	—	—	—

Results of Canadian oil and natural gas operations (excluding general corporate overhead and interest expense)	$(962)	$(162)	$(5,217)

Oil and Natural Gas Reserve Information

        All of the Company's estimated proved reserves are located in the Williston Basin in North Dakota and Montana.

        Proved reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and the price to be used is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

        The table below presents a summary of changes in the Company's estimated proved reserves for each of the years in the three-year period ended January 31, 2014. Cawley, Gillespie & Associates, Inc. ("Cawley Gillespie") an independent petroleum engineering firm, audited our estimate as of January 31, 2014 and January 31, 2013 of proved reserves and undiscounted and discounted future cash flows (before income taxes) from those proved reserves. Ryder Scott Petroleum Consultants ("Ryder Scott"), an independent petroleum engineering firm, estimated our proved reserves as of January 31, 2012 and determined the projected future cash flows (before income taxes) from those proved reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established producing oil

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Continued)

and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

(in thousands)	Crude Oil (Mbbls)	Natural Gas (MMcf)	NGL (Mbbls)
Total proved reserves at January 31, 2011	1,236	—	—
Revisions of previous estimates	(932)	—	—
Purchase of reserves	—	—	—
Extensions, discoveries and other additions	1,154	686	—
Sale of reserves	—	—	—
Production	(93)	(12)	—

Total proved reserves at January 31, 2012	1,365	674	—
Revisions of previous estimates	665	1,832	—
Purchase of reserves	230	181	—
Extensions, discoveries and other additions	10,960	10,251	—
Sale of reserves	(229)	(165)	—
Production	(452)	(188)	—

Total proved reserves at January 31, 2013	12,539	12,585	—
Revisions of previous estimates	2,727	(859)	1,762
Purchase of reserves	6,836	4,714	690
Extensions, discoveries and other additions	12,059	11,064	1,599
Sale of reserves	(491)	(374)	—
Production	(1,754)	(626)	(70)

Total proved reserves at January 31, 2014	31,916	26,504	3,981

Proved Developed Reserves included above:
January 31, 2011	215	—	—
January 31, 2012	538	202	—
January 31, 2013	4,985	5,906	—
January 31, 2014	13,734	10,930	1,440
Proved Undeveloped Reserves included above:
January 31, 2011	1,021	—	—
January 31, 2012	827	472	—
January 31, 2013	7,555	6,679	—
January 31, 2014	18,182	15,574	2,541

Extensions and Discoveries in FY2014

        The 12.1 million barrels of oil, 11.1 billion cubic feet of natural gas, and 1.6 million barrels of natural gas liquids of proved reserves added by extensions and discoveries in North Dakota are primarily due to our increased completion of wells, particularly operated wells, and other parties completing wells offsetting our properties. In FY2014, we participated in 112 gross (28.1 net) productive wells completed, and we added 68 gross (29.6 net) new proved undeveloped well locations discussed later in this Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Continued)

Revisions in FY2014

        The 2,727 Mbbls (22%) upward revision in crude oil proved reserves was primarily due to longer production histories that favorably supported the increase in proved oil reserves. The 859 MMcf reduction in natural gas reserves and the 1,762 Mbbls increase in NGL reserves reflect agreements and arrangements at the end of FY2014 to have the majority of our proved natural gas reserves processed to extract NGLs and dry residue gas that Triangle would sell to third parties.

Purchases of Proved Properties in FY2014

        See Note 6 for a discussion of purchases of proved properties in FY2014.

Proved Undeveloped Reserves

        At January 31, 2014, we had proved undeveloped oil and natural gas reserves of 23,319 Mboe, up 14,651 Mboe from 8,668 Mboe at January 31, 2013. Changes in our proved undeveloped reserves are summarized in the following table:

	(Mboe)	Gross Wells	Net Wells
Proved Undeveloped Reserves at January 31, 2011	1,021	19	3.0
Net revisions	(819)	(13)	(2.6)
Became developed reserves in fiscal year 2012	(52)	(3)	—
Acquisitions	—	—	—
Extensions and discoveries of proved reserves	755	14	2.2

Proved Undeveloped Reserves at January 31, 2012	905	17	2.6
Became developed reserves in fiscal year 2013	(363)	(9)	(1.2)
Traded for net acres in other drill spacing units	(256)	(5)	(0.7)
Negative revisions	(36)	(1)	(0.1)
Positive revisions	102	—	—
Acquisition of additional interests in PUD location	172	—	0.3
Additional proved undeveloped locations	8,144	57	18.9

Proved Undeveloped Reserves at January 31, 2013	8,668	59	19.8
Became developed reserves in fiscal year 2014	(3,701)	(32)	(7.9)
Traded for net acres in other drill spacing units	(353)	(4)	(0.8)
Negative revisions	(31)	—	—
Positive revisions	115	—	—
Acquisitions	5,466	13	11.8
Extensions and discoveries of proved reserves	13,155	68	29.6

Proved Undeveloped Reserves at January 31, 2014	23,319	104	52.5

        During FY2014, we invested approximately $74.9 million (averaging $9.4 million per net well) related to the drilling and completion of the 32 gross (7.9 net) wells that converted 3,701 Mboe of proved undeveloped reserves to proved developed reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Continued)

        For proved undeveloped locations at January 31, 2014, the following table provides further information on the timing and status of operated and non-operated locations:

		Development Wells
	PUD Locations
		Gross	Net
Proved undeveloped locations:
For which Triangle operated wells are to be drilled and completed by December 31, 2018	85	85	51.3
For which non-operated wells were in-progress at January 31, 2014 and are expected to be completed in fiscal year 2015	2	2	—
That are non-operated wells with drilling permits	2	2	0.2
That are non-operated wells to be drilled by July 31, 2016	15	15	1.0

	104	104	52.5

Standardized Measure of Discounted Future Net Cash Flows

        Authoritative accounting guidance by the FASB requires the Company to calculate and disclose for January 31, 2014 and 2013 (i) a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves ("Standardized Measure") and (ii) changes in the Standardized Measure for fiscal years 2014 and 2013. Under that accounting guidance:

  •
  Future cash inflows and production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated future proved reserve quantities.

  •
  Future cash inflows are proved reserves at the prices used in determining proved reserves, i.e., for crude oil, natural gas, or natural gas liquids, the average price during the fiscal year, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the fiscal year, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

  •
  Future development and operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved reserves in place at the end of the period using year-end cost rates and assuming continuation of existing economic conditions.

  •
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

        These assumptions do not necessarily reflect the Company's expectations of actual net cash flows to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Continued)

        The following average prices are reflected in the calculation of the Standardized Measure:

	January 31,
	2014	2013	2012
Oil price per barrel	$93.09	$84.76	$89.71
Natural gas price per Mcf	$3.99	$5.23	$8.19
Natural gas liquids price per barrel	$44.10	$—	$—

        Most of our natural gas sales in FY2014, FY2013 and FY2012 were for 'wet' natural gas sold before processing so that natural gas liquids could be extracted. Under our contracts with Caliber as of January 31, 2014, most of our proved gas reserves will be sold after gas processing, whereby our January 31, 2014 proved reserves include natural gas liquids and processed ('dry') natural gas for which the price is lower than wet gas.

        In FY2014, FY2013 and FY2012 substantially all of our oil was sold at the lease site at a "wellhead" price. The prices used in our Standardized Measures at January 31, 2013 and 2012, substantially reflect oil prices at the wellhead. In the last three months of fiscal FY2014, we began connecting operated wells to the Caliber oil gathering system and selling oil downstream using that system. Most of our oil reserves are to be sold downstream. To reflect such downstream sales in the standardized measure at January 31, 2014, the oil price for downstream sales are the sum of (a) the unweighted arithmetic average of the first-day-of-the-month wellhead price for FY2014, and (b) the additional related transportation costs per barrel at January 31, 2014 that are reflected in future operating costs.

        The following summary sets forth the Company's Standardized Measure for January 31, 2014, 2013 and 2012:

	January 31,
(in thousands)	2014	2013	2012
Future cash inflows	$3,252,079	$1,128,676	$127,955
Future costs:
Production	(1,118,508)	(333,185)	(48,919)
Development	(505,432)	(199,173)	(23,362)
Future income tax expense	(364,340)	(87,313)	—

Future net cash flows	1,263,799	509,005	55,674
10% discount factor	(690,564)	(297,653)	(26,246)

Standardized measure of discounted future net cash flows relating to proved reserves	$573,235	$211,352	$29,428

        The $505.4 million in estimated future development costs at January 31, 2014 includes $19.2 million of estimated future net costs (at current cost rates), net of estimated equipment salvage value, for site restoration and well plugging upon the abandonment of the wells. The $19.2 million in costs decreased the Standardized Measure by $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Continued)

        The principle sources of change in the Standardized Measure are shown in the following table:

	January 31,
(in thousands)	2014	2013	2012
Standardized measure, beginning of period	$211,352	$29,428	$12,867
Extensions and discoveries, net of future production and development costs	333,140	193,107	28,414
Sales, net of production costs	(123,786)	(31,502)	(5,677)
Previously estimated development costs incurred during the period	66,724	10,368	2,084
Revision of quantity estimates	73,598	15,910	(9,536)
Net change in prices, net of production costs	19,173	2,779	1,001
Acquisition of reserves	99,683	2,119	—
Divestiture of reserves	(7,341)	(3,273)	—
Accretion of discount	22,486	2,943	1,316
Changes in future development costs	7,699	801	(494)
Change in income taxes	(91,161)	(13,509)	290
Change in production timing and other	(38,332)	2,181	(837)

Standardized measure, end of period	$573,235	$211,352	$29,428

        We calculate the projected income tax effect using the "year-by-year" method for purposes of the supplemental oil and natural gas disclosures and use the "short-cut" method for the ceiling test calculation. Companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. This test limits total capitalized costs for oil and natural gas properties (net of accumulated DD&A and deferred income taxes) to no more than the sum of (i) the present value discounted at 10% of estimated future net cash flows from proved reserves, (ii) the cost of properties not being amortized, (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized and (iv) all related tax effects.

25. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended January 31,
(in thousands)	2014	2013	2012
Cash paid during the period for:
Interest expense	$1,419	$75	$—
Non-cash investing activities:
Additions (reductions) to oil and natural gas properties through:
Increased (decreased) accrued liabilities and decreased prepaid well costs	$30,785	$36,654	$13,181
Capitalized stock based compensation	$1,391	$949	$211
Issuance of common stock	$3,827	$1,204	$11,780
Change in asset retirement obligations	$673	$1,869	$53
Capitalized interest	$809	$—	$—
Purchase minority interest in RockPile	$—	$12,349	$—
Acquisition of oilfield services equipment through notes payable and liabilities	$1,990	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The Company's quarterly financial information for FY2014 and FY2013 is as follows:

	For the Year Ended January 31, 2014
(in thousands)	First Quarter	Second Quarter	Third Quarter*	Fourth Quarter
			(Restated)
Total revenue	$34,294	$50,394	$88,549	$85,510
Income from operations	$4,426	$13,077	$17,188	$11,975
Net income	$5,211	$6,799	$47,221	$14,249
Net income attributable to common stockholders	$5,211	$6,799	$47,221	$14,249
Net income per common share—basic	$0.10	$0.12	$0.60	$0.17
Net income per common share—diluted	$0.10	$0.12	$0.50	$0.15

	For the Year Ended January 31, 2013
(in thousands)	First Quarter**	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$5,241	$10,132	$21,300	$24,028
Loss from operations	$(3,336)	$(1,389)	$(617)	$(2,828)
Net loss	$(3,324)	$(1,335)	$(672)	$(9,153)
Net loss attributable to common stockholders	$(3,028)	$(1,079)	$(598)	$(9,055)
Net loss per common share—basic and diluted	$(0.07)	$(0.02)	$(0.01)	$(0.20)

*
Restated to reflect the gain on equity investment derivatives in the third quarter of fiscal year 2014 as discussed below.

**
In July 2012, RockPile changed its year-end from December 31 to January 31. Triangle's consolidated results reported above reflect that change in year-end, whereas the consolidated results reported in Triangle's April 30, 2012 Quarterly Report filed on Form 10-Q did not reflect such change in year-end. Consequently, the above revenue and loss amounts for the first quarter of FY2013 vary slightly (by less than 2%) from the corresponding amounts reported in Triangle's April 30, 2012 Quarterly Report on Form 10-Q.

Restatement

        During preparation of its consolidated financial statements for the fiscal year ended January 31, 2014, the Company determined that its condensed consolidated financial statements for the fiscal quarter ended October 31, 2013 included in the Company's Form 10-Q for such period should be restated to include an error correction that recognizes the fair value of equity investment derivatives for the Class A Trigger Units, Class A Trigger Unit Warrants, and Warrants (Series 1 through Series 4) that the Company holds in Caliber. The Company intends to file restated condensed consolidated financial statements for the fiscal quarter ended October 31, 2013 under the cover of Form 10-Q/A as soon as reasonably practicable following the filing of this Annual Report on Form 10-K. The following table reflects the expected corrections on relevant financial statement captions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	As of October 31, 2013
Selected Financial Statement Caption	As Previously Reported	Adjustments	As Restated
Equity investment	$22,395	$35,832	$58,227
Total assets	889,088	35,832	924,920
Deferred tax liability	—	5,969	5,969
Total liabilities	412,215	5,969	418,184
Accumulated deficit	(92,651)	29,863	(62,788)
Total stockholders' equity	476,873	29,863	506,736
Total liabilities and stockholders' equity	$889,088	$35,832	$924,920

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)	For the Three Months Ended October 31, 2013			For the Nine Months Ended October 31, 2013
Selected Financial Statement Caption	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Gain on equity investment derivative	$—	$35,832	$35,832	$—	$35,832	$35,832
Total other income (expense)	170	35,832	36,002	(5,323)	35,832	30,509
Net income (loss) before income taxes	17,358	35,832	53,190	29,369	35,832	65,201
Income tax provision	—	(5,969)	(5,969)	—	(5,969)	(5,969)
Net income (loss)	17,358		47,221	29,369	29,863	59,232
Net income (loss) attributable to common stockholders	17,358	29,863	47,221	29,369	29,863	59,232
Net income (loss) per common share outstanding:
Basic	$0.22	$0.38	$0.60	$0.47	$0.47	$0.94
Diluted	$0.20	$0.30	$0.50	$0.43	$0.35	$0.78

        The net restatement had no effect on cash flows from operating, investing, or financing activities.

        Our equity investment in Caliber consists of Class A Units and equity derivative instruments. Due to the increase in the fair value of the equity investment derivatives in the third fiscal quarter ended October 31, 2013, the Company recognized a gain in equity investment derivatives of $35.8 million in the accompanying consolidated statement of operations; see Note 11—Equity Investment and Note 14—Derivative Instruments.

        The recognition of an additional $35.8 million in other income results in an increase in net deferred tax liability of $6.0 million recorded as an adjustment to the accompanying consolidated balance sheet with a corresponding income tax provision of $6.0 million on the accompanying consolidated statement of operations; see Note 19—Income Taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. SUBSEQUENT EVENTS

FY2015 RockPile Credit Agreement

        On March 25, 2014, RockPile entered into the FY2015 RockPile Credit Agreement with a syndicate of lenders led by Citi and Wells Fargo, which provides for a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to an aggregate of $150.0 million. RockPile's assets are pledged as collateral under the FY2015 RockPile Credit Agreement, with certain exceptions relating to real property interests. The FY2015 RockPile Credit Agreement contains customary covenants, including those that restrict RockPile's ability to make or limit certain payments, distributions, acquisitions, loans, or investments, incur certain indebtedness or create certain liens on its assets, consolidate or enter into mergers, dispose of certain of its assets, engage in certain types of transactions with its affiliates, enter into certain sale/leaseback transactions, and modify certain material agreements. In connection with the FY2015 RockPile Credit Agreement, RockPile withdrew funds to pay down and terminate the RockPile Credit Agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.     Management's Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures should be designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of January 31, 2014, that disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company.

        On April 13, 2014, Triangle's Board of Directors approved the Audit Committee's and management's recommendation that Triangle file an Amendment No. 1 on Form 10-Q/A (the "Amendment") to amend and restate its Quarterly Report on Form 10-Q for the three months ended October 31, 2013, which was filed with the SEC on December 9, 2013. The Amendment, which is expected to be filed in April 2014, will include an error correction that recognizes the fair value of equity investment derivatives in accordance with Accounting Standards Codification ("ASC") 820—Fair Value Measurement and ASC 815—Derivatives and Hedging, as further discussed in Item 8 of this Annual Report filed on Form 10-K.

2.     Management's Annual Report on Internal Control Over Financial Reporting

        In regards to internal control over financial reporting, our management is responsible for the following:

  •
  establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and

  •
  assessing the effectiveness of internal control over financial reporting.

        The Company's internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel. It was designed to provide reasonable assurance to our management, our Board of Directors and external users regarding the fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

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

        Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

        Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of January 31, 2014.

        The effectiveness of our internal control over financial reporting as of January 31, 2014 has been audited by KPMG, our independent registered public accounting firm, as stated in their report.

Material Weakness in Internal Control over Financial Reporting

        During our assessment, we identified a material weakness in our controls over the identification of and accounting for certain derivative instruments. Specifically, the Company's financial reporting process was not designed to properly evaluate all new agreements for the identification of derivative instruments in accordance with applicable accounting literature. This material weakness resulted in a material misstatement in our accounting for our equity investment and gain/loss on derivative instruments, and will require restatement of our previously issued quarterly financial statements for the three and nine months ended October 31, 2013.

3.     Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than the identification of the material weakness as described above and other changes as described below, that occurred during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        During the fiscal quarter ended January 31, 2014, we remediated the material internal control weakness related to previously recognized pressure pumping income reported in our fiscal year ended January 31, 2013 Annual Report on Form 10-K. We have updated our accounting policies, schedules and procedures for pressure pumping income and similar income from services performed by RockPile in connection with properties in which Triangle or an affiliate holds an economic interest. We have also developed or updated accounting policies, schedules and procedures for our equity interest in Caliber with regard to Triangle's share of income from Caliber services in connection with properties in which Triangle or an affiliate holds an economic interest.

        In response to anticipated growth in our businesses, we continue to add accounting, financial reporting and technical accounting resources. Specifically, during the third and fourth quarters of fiscal year 2014, we added the following senior accounting and internal control professionals:

  •
  Senior Vice President of Accounting, Triangle;

  •
  Internal Audit Director, Triangle; and,

  •
  Vice President of Accounting, E&P Accounting, TUSA.

4.     Plan of Remediation of Material Weakness

        Triangle has updated its accounting policies relating to equity investments and associated derivatives. The Company will implement a new control to review all transactions and new agreements entered into during the financial reporting period with the purpose of identifying all potential derivative instruments and ensuring that they are accounted for properly.

        Triangle's remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over derivatives have been operating effectively for an adequate period of time. Management will consider the status of this remediation effort when assessing the effectiveness of the Company's internal controls over financial reporting and other disclosure controls and procedures as of April 30, 2014. While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management's remediation efforts conducted to date will be sufficient or that additional remediation actions will not be necessary.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Triangle Petroleum Corporation:

        We have audited Triangle Petroleum Corporation's internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Triangle Petroleum Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A.2. Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the identification of and accounting for certain derivative instruments has been identified and included in management's assessment in Item 9A.2. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2014 of Triangle Petroleum Corporation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated April 16, 2014, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Triangle Petroleum Corporation has not maintained effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

KPMG LLP

Denver, Colorado
April 16, 2014

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required under this item is incorporated by reference from the Triangle Petroleum Corporation definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2014.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required under this item is incorporated by reference from the Triangle Petroleum Corporation definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this item is incorporated by reference from the Triangle Petroleum Corporation definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

        Information required under this item is incorporated by reference from the Triangle Petroleum Corporation definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required under this item is incorporated by reference from the Triangle Petroleum Corporation definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2014.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Description
3.1	*	Certificate of Incorporation of Triangle Petroleum Corporation, effective November 30, 2012.

3.2	*	Certificate of Amendment to the Certificate of Incorporation of Triangle Petroleum Corporation, effective December 4, 2013.

3.3		Bylaws of Triangle Petroleum Corporation, effective November 30, 2013, filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2012 and incorporated herein by reference.

4.1		Form of Common Stock Certificate of Triangle Petroleum Corporation, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2012 and incorporated herein by reference.

4.2		5% Convertible Promissory Note, dated July 31, 2012, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012 and incorporated herein by reference.

4.3		Investment Agreement, dated July 31, 2012, among Triangle Petroleum Corporation, NGP Triangle Holdings, LLC and NGP Natural Resources X, L.P., filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012 and incorporated herein by reference.

4.4		First Amendment to Investment Agreement, dated March 8, 2013, between Triangle Petroleum Corporation, NGP Triangle Holdings, LLC, NGP Natural Resources X, L.P., and NGP Natural Resources X Parallel Fund, L.P., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2013 and incorporated herein by reference.

4.5		Amended and Restated Registration Rights Agreement, dated March 8, 2013, between Triangle Petroleum Corporation, NGP Triangle Holdings, LLC, NGP Natural Resources X, L.P., and NGP Natural Resources X Parallel Fund, L.P., filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2013 and incorporated herein by reference.

4.6		Rights Agreement, dated August 28, 2013, between Triangle Petroleum Corporation and ActOil Bakken, LLC, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2013 and incorporated herein by reference.

10.1	†	Stock Option Plan, filed as Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 31, 2011 and incorporated herein by reference.

10.2	†	Amended and Restated 2011 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012 and incorporated herein by reference.

10.3	†	CEO Stand-Alone Stock Option Agreement, dated July 4, 2013, between Triangle Petroleum Corporation and Jonathan Samuels, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2013 and incorporated herein by reference.

Exhibit No.		Description

10.4	†	Third Amended and Restated Employment Agreement, dated July 4, 2013, between Triangle Petroleum Corporation and Jonathan Samuels, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2013 and incorporated herein by reference.

10.5	†	Employment Agreement, dated May 1, 2013, by and between Triangle Petroleum Corporation and Justin Bliffen, filed as Exhibit 10.7 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2013 and incorporated herein by reference.

10.6	†	Retirement and General Release Agreement, dated June 18, 2013, between Triangle Petroleum Corporation and Joseph B. Feiten, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2013 and incorporated herein by reference.

10.7		Note Purchase Agreement, dated July 31, 2012, between Triangle Petroleum Corporation and NGP Triangle Holdings, LLC, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012 and incorporated herein by reference.

10.8		Stock Purchase Agreement, dated March 2, 2013, between Triangle Petroleum Corporation and NGP Triangle Holdings, LLC, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 and incorporated herein by reference.

10.9		Stock Purchase Agreement, dated August 6, 2013, between Triangle Petroleum Corporation and TIAA Oil and Gas Investments, LLC, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2013 and incorporated herein by reference.

10.10		Purchase and Sale Agreement, dated December 28, 2012, between Triangle Petroleum Corporation and DCF Partners, L.P., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2013 and incorporated herein by reference.

10.11		Amended and Restated Contribution Agreement, dated September 12, 2013, by and among Triangle Caliber Holdings, LLC, Caliber Midstream GP LLC, Caliber Midstream Partners, L.P., and FREIF Caliber Holdings LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013 and incorporated herein by reference.

10.12		Purchase and Sale Agreement, dated August 5, 2013, by and among Kodiak Oil & Gas (USA) Inc. and Kodiak Williston, LLC, collectively, as Seller, and Triangle USA Petroleum Corporation, as Purchaser, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2013 and incorporated herein by reference.

10.13		Amended and Restated Credit Agreement, dated April 11, 2013, among Triangle USA Petroleum Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, and the Lenders Named Herein, as Lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2013 and incorporated herein by reference.

Exhibit No.		Description
10.14		Amendment No. 1 to Amended and Restated Credit Agreement and Master Assignment, dated July 30, 2013, among Triangle USA Petroleum Corporation, as Borrower, Wells Fargo Bank, National Association, as Lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013 and incorporated herein by reference.

10.15		Amendment No. 2 to Amended and Restated Credit Agreement and Master Assignment, dated October 16, 2013, among Triangle USA Petroleum Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, and the Lenders Named Herein, as Lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2013 and incorporated herein by reference.

10.16		Credit and Security Agreement, dated February 25, 2013, by and between RockPile Energy Services, LLC, as Borrower, and Wells Fargo Bank, National Association, As Lender, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2013 and incorporated herein by reference.

10.17		First Amendment to Credit and Security Agreement, dated November 18, 2013, by and between RockPile Energy Services, LLC, as Borrower, and Wells Fargo Bank, National Association, as Lender, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2013 and incorporated herein by reference.

10.18		Credit Agreement, dated March 25, 2014, between RockPile Energy Services, LLC, as Borrower, the Lenders Party Hereto, Citibank, N.A., as Administrative Agent and Collateral Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2014 and incorporated herein by reference.

10.19		Production Lease, dated as of April 15, 2009, by and between the Company and Her Majesty the Queen in the Right of the Province of Nova Scotia, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2009 and incorporated herein by reference.

14.1		Code of Business Conduct and Ethics, filed as Exhibit 14.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011 and incorporated herein by reference.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Cawley, Gillespie & Associates, Inc.

23.2	*	Consent of Ryder Scott Petroleum Consultants.

23.3	*	Consent of KPMG LLP.

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*	Reserves Audit Report of Cawley, Gillespie & Associates, Inc.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION
Date: April 16, 2014	By:	/s/ JONATHAN SAMUELS Jonathan Samuels President and Chief Executive Officer

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

Name	Position	Date

/s/ JONATHAN SAMUELS Jonathan Samuels	President and Chief Executive Officer and Director (principal executive officer)	April 16, 2014
/s/ JUSTIN BLIFFEN Justin Bliffen	Chief Financial Officer (principal financial officer)	April 16, 2014
/s/ STEVEN A. STOPHEL Steven A. Stophel	SVP of Accounting (principal accounting officer)	April 16, 2014
/s/ PETER HILL Peter Hill	Director	April 16, 2014
/s/ F. GARDNER PARKER F. Gardner Parker	Director	April 16,2014

Name	Position	Date

/s/ GUS HALAS Gus Halas	Director	April 16, 2014
/s/ RANDAL MATKALUK Randal Matkaluk	Director	April 16, 2014
/s/ ROY ANEED Roy Aneed	Director	April 16, 2014