Form 10-Q/A
period 2013-10-31
Triangle Petroleum Corp
filed 2014-04-25
CIK 1281922

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Triangle Petroleum Corporation (the “Company”) for the quarterly period ended October 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2013 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct the Company’s accounting for equity investment derivatives for the trigger units and warrants that the Company holds in Caliber Midstream Partners, L.P. (“Caliber”), the Company’s midstream services joint venture with First Reserve Energy Infrastructure Fund (“FREIF”), as more fully described in Note 6 to the Condensed Consolidated Financial Statements contained in this Form 10-Q/A.

For ease of reference, this Form 10-Q/A amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•                  Part I, Item 1 —Financial Statements

•                  Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part I, Item 4 —Controls and Procedures

In addition, this Form 10-Q/A also includes, as exhibits, certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated currently. Except as described above, no other amendments or modifications have been made to the Original Filing. This Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect information or events that have occurred since the December 9, 2013 filing date of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings with the SEC made subsequent to the Original Filing.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2013	January 31, 2013
	(Restated)
ASSETS
CURRENT ASSETS
Cash and equivalents	$100,163	$33,117
Accounts receivable:
Oil and natural gas sales	27,448	10,625
Trade	71,436	28,541
Other	247	955
Related party	2,031	—
Investment in marketable securities	—	5,065
Derivative asset	—	603
Inventory, deposits and prepaid expenses	4,492	2,307
Total current assets	205,817	81,213

LONG-TERM ASSETS
Oil and natural gas properties at cost, using the full cost method of accounting:
Unproved properties and properties under development, not being amortized	131,428	94,529
Proved properties	510,712	220,894
Total oil and natural gas properties at cost	642,140	315,423
Less: accumulated amortization	(50,173)	(16,666)
Net oil and natural gas properties	591,967	298,757
Pressure pumping and related services equipment (less accumulated depreciation of $7.2 million and $2.5 million, respectively)	38,572	19,060
Other property and equipment (less accumulated depreciation of $2.0 million and $0.9 million, respectively)	20,590	15,779
Equity investment	58,227	11,718
Goodwill	5,251	—
Derivative asset	368	—
Other long-term assets	4,128	1,795
Total assets	$924,920	$428,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$49,275	$37,043
Accrued liabilities:
Exploration and development	30,047	30,433
Other	27,552	7,486
Notes payable	5,876	—
Short-term borrowings on credit facilities	6,835	—
Asset retirement obligations	2,465	2,949
Derivative liability	342	—
Total current liabilities	122,392	77,911

LONG-TERM LIABILITIES
Long-term borrowings on credit facilities	157,785	25,000
5% convertible note	127,694	123,023
Other notes payable	764	—
Asset retirement obligations	2,081	473
Deferred tax liability	5,969	—
Derivative liability	—	292
Other	1,499	—
Total liabilities	418,184	226,699

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 140,000,000 shares authorized; 85,596,468 and 46,733,011 shares issued and outstanding at October 31, 2013 and January 31, 2013, respectively	1	—
Additional paid-in capital	569,523	323,643
Accumulated deficit	(62,788)	(122,020)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	506,736	201,623
Total liabilities and stockholders’ equity	$924,920	$428,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
	(Restated)		(Restated)
REVENUES:
Oil and natural gas sales	$55,477	$10,443	$111,176	$23,123
Pressure pumping and related services	33,072	10,743	62,061	13,338
Other	—	114	—	339
Total revenues	88,549	21,300	173,237	36,800
EXPENSES:
Production taxes	6,161	1,202	12,524	2,631
Lease operating expenses	4,443	1,442	9,489	1,898
Gathering, transportation and processing	1,443	29	1,549	72
Depreciation and amortization	18,609	3,984	37,000	9,324
Accretion and other asset retirement obligation expenses	983	5	1,000	173
Pressure pumping and related services	29,164	8,881	53,042	10,742
General and administrative:
Stock-based compensation	2,457	1,507	5,489	4,305
Salaries and benefits	4,740	2,284	11,998	6,961
Other general and administrative	3,361	2,584	6,454	5,909
Total operating expenses	71,361	21,918	138,545	42,015

INCOME (LOSS) FROM OPERATIONS	17,188	(618)	34,692	(5,215)

OTHER INCOME (EXPENSE):
Gain on equity investment derivative	35,832	—	35,832	—
Gain (loss) from derivative activities	2,123	1,401	(1,064)	1,401
Interest expense	(1,993)	(1,430)	(5,434)	(1,472)
Interest income	53	25	133	123
Other income (expense)	(13)	(50)	1,042	(42)
Total other income (expense)	36,002	(54)	30,509	10

NET INCOME (LOSS) BEFORE INCOME TAXES	53,190	(672)	65,201	(5,205)
Income tax provision	(5,969)	—	(5,969)	—
NET INCOME (LOSS)	47,221	(672)	59,232	(5,205)
Less: net loss attributable to noncontrolling interest in subsidiary	—	73	—	626
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$47,221	$(599)	$59,232	$(4,579)

Net income (loss) per common share outstanding:
Basic	$0.60	$(0.01)	$0.94	$(0.10)
Diluted	$0.50	$(0.01)	$0.78	$(0.10)

Weighted average common shares outstanding:
Basic	79,058,647	44,326,947	62,816,559	44,217,660
Diluted	96,041,223	44,326,947	78,864,626	44,217,660

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to common stockholders	$47,221	$(599)	$59,232	$(4,579)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	$47,221	$(599)	$59,232	$(4,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 31,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,232	$(5,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,000	9,324
Stock-based compensation	5,489	4,476
Interest expense not paid in cash	3,936	1,459
Accretion and other asset retirement obligation expenses	1,000	173
Gain on equity investment derivative	(35,832)	—
(Gain) loss on derivative activities	1,064	(1,401)
Settlements on commodity derivative instruments	(779)	—
Loss on equity investment	—	50
Gain on securities held for investment	(1,040)	—
Deferred income tax liability	5,969	—
Changes in related current assets and current liabilities:
Inventory, deposits and prepaid expenses	(1,775)	(1,941)
Accounts receivable:
Oil and natural gas sales	(16,823)	(822)
Trade	(42,820)	(22,899)
Related party	(2,031)	—
Other	697	1
Accounts payable and accrued liabilities	2,936	8,150
Asset retirement expenditures	(484)	(253)
Cash provided by (used in) operating activities	15,739	(8,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(294,283)	(92,637)
Sale of oil and natural gas properties	—	3,265
Purchase of pressure pumping and related services equipment	(26,201)	(14,434)
Purchase of other property and equipment	(5,285)	(12,383)
Sale of marketable securities	6,105	—
Investment in Caliber Midstream Partners, L.P.	(9,000)	(12,000)
Purchase of derivative contracts	—	(3,889)
Cash used in investing activities	(328,664)	(132,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	245,333	—
Stock offering costs	(7,059)	—
Proceeds from credit facilities	170,320	13,700
Repayments of credit facilities	(30,700)	(13,700)
Proceeds from notes payable	5,876	120,000
Debt issuance costs	(2,406)	(1,208)
Cash paid to settle tax on vested restricted stock units	(1,510)	(1,619)
Issuance of common stock for exercise of options	117	13
Cash provided by financing activities	379,971	117,186

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	67,046	(23,780)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	33,117	68,815
CASH AND EQUIVALENTS, END OF PERIOD	$100,163	$45,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended October 31, 2013

(in thousands, except share data)

(Unaudited)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance - January 31, 2013	46,733,011	$—	$323,643	$(122,020)	$201,623
Shares issued at $6.00/share	9,300,000	—	55,800	—	55,800
Stock offering costs			(115)		(115)
Shares issued for services at $7.24/share	5,000	—	36	—	36
Shares issued at $6.25/share	17,250,000	—	107,813	—	107,813
Stock offering costs		—	(6,033)	—	(6,033)
Shares issued at $7.20/share	11,350,000	—	81,720	—	81,720
Stock offering costs		—	(911)	—	(911)
Shares issued for the purchase of oil and natural gas properties	325,000	—	2,438	—	2,438
Vesting of restricted stock units (net of shares surrendered for taxes)	540,124	—	(1,510)	—	(1,510)
Exercise of stock options	93,333		117		117
Stock-based compensation	—	—	6,525	—	6,525
Net income for the period (restated)	—	—	—	59,232	59,232
Balance - October 31, 2013 (restated)	85,596,468	$1	$569,523	$(62,788)	$506,736

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates of oil and natural gas reserve quantities provide the basis for the calculation of the amortization, and any impairment, of capitalized oil and natural gas property costs, each of which can represent a significant component of the condensed consolidated financial statements.  Management estimated the proved reserves as of October 31, 2013 with consideration of (1) the proved reserve estimates for the prior fiscal year-end audited by independent engineering consultants and (2) any significant new discoveries and changes during the interim period in production, pricing, ownership, and other factors underlying reserve estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments, equity investment derivatives, marketable securities and long-term debt.  Triangle measures fair value in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. Commodity derivatives are recorded on the condensed consolidated balance sheets at amounts which approximate their fair value. The Company’s equity investment derivatives are included in equity investments and recorded at amounts which approximate their fair value on the condensed consolidated balance sheets. The carrying amounts of the Company’s credit facilities approximate fair value as they bear interest at variable rates over the term of the relevant loan. The Company’s 5% Convertible Promissory Note (the ‘‘Convertible Note’’) issued by the Company to NGP Triangle Holdings, LLC (‘‘NGP’’) on July 31, 2012, is recorded at cost and the fair value is disclosed in Note 11—Fair Value Measurements. Considerable judgment is required to develop estimates of fair value. The estimates provided are not necessarily indicative of the amounts the Company would realize upon the sale or refinancing of such instruments.

Derivative Instruments

Equity Investment Derivatives

The Company holds equity investment derivatives (Class A Trigger Units, Class A Trigger Unit Warrants and Warrants (Series 1 through Series 4)) in Caliber.  Our equity investment derivatives are measured at fair value and are included on the condensed consolidated balance sheets as equity investment.  Net gains and losses on equity investment derivatives are recorded based on the changes in the fair values of the derivative instruments and included in our condensed consolidated statements of operations.

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

Goodwill

Our goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination.  Our goodwill is resulting from the October 16, 2013 acquisition of Team Well Service, Inc. by RockPile and is preliminary (see Note 5 — Property and Equipment).  We review goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit could be less than its carrying amount.

No goodwill impairments existed at October 31, 2013.  The recorded goodwill is not associated with a specific valued intangible. Therefore, neither the goodwill nor any future goodwill impairment would be tax deductible under current federal income tax law.

Investment in Unconsolidated Entities

The Company accounts for its investments in unconsolidated entities by the equity method. The Company’s share of earnings (loss) in the unconsolidated entity is included in other income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) (after elimination of intra-company profits and losses). The carrying value of the Company’s investments in unconsolidated entities is recorded in the Equity Investment line of the Condensed Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company’s investment.

We evaluate our equity method investment for impairment when there are indicators of impairment. If indicators suggest impairment, we will perform an impairment test to assess whether an adjustment is necessary. The impairment test considers whether the fair value of our equity method investment has declined and if any such decline is other than temporary. If a decline in fair value is determined to be other than temporary, the investment’s carrying value is written down to fair value. See discussion in Note 6 —Equity Investment.

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

3. Restatement

In connection with the preparation of its condensed consolidated financial statements for the fiscal year ended January 31, 2014, the Company determined that its condensed consolidated financial statements for the fiscal quarter ended October 31, 2013 included in the Company’s Form 10-Q for such period should be restated to include an error correction that recognizes the fair value of equity investment derivatives for the Class A Trigger Units, Class A Trigger Unit Warrants, and Warrants (Series 1 through Series 4) that the Company holds in Caliber. The following table reflects the corrected information relating to the financial statement captions shown.

Condensed Consolidated Balance Sheet

	As of October 31, 2013
(in thousands, except per share data) Selected Financial Statement Caption	As Previously Reported	Adjustments	As Restated
Equity investment	$22,395	$35,832	$58,227
Total assets	889,088	35,832	924,920
Deferred tax liability	—	5,969	5,969
Total liabilities	412,215	5,969	418,184
Accumulated deficit	(92,651)	29,863	(62,788)
Total stockholders’ equity	476,873	29,863	506,736
Total liabilities and stockholders’ equity	$889,088	$35,832	$924,920

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended October 31, 2013			For the Nine Months Ended October 31, 2013
(in thousands, except per share data) Selected Financial Statement Caption	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Gain on equity investment derivative	$—	$35,832	$35,832	$—	$35,832	$35,832
Total other income (expense)	170	35,832	36,002	(5,323)	35,832	30,509
Net income (loss) before income taxes	17,358	35,832	53,190	29,369	35,832	65,201
Income tax provision	—	(5,969)	(5,969)	—	(5,969)	(5,969)
Net income (loss)	17,358	29,863	47,221	29,369	29,863	59,232
Net income (loss) attributable to common stockholders	17,358	29,863	47,221	29,369	29,863	59,232
Net income (loss) per common share outstanding:
Basic	$0.22	$0.38	$0.60	$0.47	$0.47	$0.94
Diluted	$0.20	$0.30	$0.50	$0.43	$0.35	$0.78

The restatement had no effect on cash flows from operating, investing, or financing activities.

Our equity investment in Caliber consists of Class A Units and equity derivative instruments. Due to the increase in the fair value of the equity investment derivatives in the third fiscal quarter ended October 31, 2013, the Company recognized a gain in equity investment derivatives of $35.8 million in the accompanying condensed consolidated statement of operations; see Note 6—Equity Investment, Note 10—Derivative Instruments and Note 11—Fair Value Measurements.

The recognition of an additional $35.8 million in other income results in an increase in net deferred tax liability of $6.0 million recorded as an adjustment to the accompanying condensed consolidated balance sheet with a corresponding income tax provision of $6.0 million on the accompanying condensed consolidated statement of operations; see Note 14—Income Taxes.

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

Management evaluates the performance of our segments based upon net income (loss) before income taxes.  The following tables present selected financial information for our operating segments for the three months ended October 31, 2013 and 2012 (in thousands):

	For the Three Months Ended October 31, 2013
	Exploration and Production	Pressure Pumping and Related Services	Corporate and Other (1)	Eliminations and Other	Consolidated Total
			(Restated)		(Restated)
Revenues
Oil and natural gas sales	$55,477	$—	$—	$—	$55,477
Pressure pumping and related services for third parties	—	33,499	—	(427)	33,072
Intersegment revenues	—	32,499	—	(32,499)	—
Other	—	—	183	(183)	—
Total revenues	55,477	65,998	183	(33,109)	88,549
Expenses
Production taxes and other lease operating	10,604	—	—	—	10,604
Gathering, transportation and processing	1,443	—	—	—	1,443
Depreciation and amortization	16,829	2,635	165	(1,020)	18,609
Accretion and other asset retirement obligation expenses	983	—	—	—	983
Cost of pressure pumping and related services	—	49,839	—	(20,675)	29,164
General and Administrative:
Stock-based compensation	328	148	1,981	—	2,457
Other general and administrative	2,346	3,150	2,605	—	8,101
Total operating expenses	32,533	55,772	4,751	(21,695)	71,361
Income (loss) from operations	22,944	10,226	(4,568)	(11,414)	17,188
Other income (expense), net	1,527	(242)	35,101	(384)	36,002
Net income (loss) before income taxes	$24,471	$9,984	$30,533	$(11,798)	$53,190

	For the Three Months Ended October 31, 2012
	Exploration and Production	Pressure Pumping and Related Services	Corporate and Other (1)	Eliminations and Other	Consolidated Total
Revenues
Oil and natural gas sales	$10,443	$—	$—	$—	$10,443
Pressure pumping and related services for third parties	—	12,530	—	(1,787)	10,743
Intersegment revenues	—	11,335	—	(11,335)	—
Other	—	—	114	—	114
Total revenues	10,443	23,865	114	(13,122)	21,300
Expenses
Production taxes and other lease operating	2,644	—	—	—	2,644
Gathering, transportation and processing	29	—	—	—	29
Depreciation and amortization	3,154	1,203	202	(575)	3,984
Accretion of asset retirement obligations	5	—	—	—	5
Cost of pressure pumping and related services	—	16,276	—	(7,395)	8,881
General and Administrative:
Stock-based compensation	602	—	905	—	1,507
Other general and administrative	1,588	1,685	1,595	—	4,868
Total operating expenses	8,022	19,164	2,702	(7,970)	21,918
Income (loss) from operations	2,421	4,701	(2,588)	(5,152)	(618)
Other income (expense), net	(1,408)	—	1,354	—	(54)
Net income (loss) before income taxes	$1,013	$4,701	$(1,234)	$(5,152)	$(672)

(1)         Corporate and Other includes our corporate office and several subsidiaries that management does not consider in the exploration and production or pressure pumping and related services segments.  These subsidiaries have limited activity.

The following tables present selected financial information for our operating segments as of October 31, 2013 and for the nine months ended October 31, 2013 and 2012 (in thousands):

	For the Nine Months Ended October 31, 2013
	Exploration and Production	Pressure Pumping and Related Services	Corporate and Other (1)	Eliminations and Other	Consolidated Total
			(Restated)		(Restated)
Revenues
Oil and natural gas sales	$111,176	$—	$—	$—	$111,176
Pressure pumping and related services for third parties	—	65,780	—	(3,719)	62,061
Intersegment revenues	—	71,385	—	(71,385)	—
Other	—	—	731	(731)	—
Total revenues	111,176	137,165	731	(75,835)	173,237
Expenses
Production taxes and other lease operating	22,013	—	—	—	22,013
Gathering, transportation and processing	1,549	—	—	—	1,549
Depreciation and amortization	33,558	5,474	423	(2,455)	37,000
Accretion and other asset retirement obligation expenses	1,000	—	—	—	1,000
Cost of pressure pumping and related services	—	99,330	—	(46,288)	53,042
General and Administrative:
Stock-based compensation	897	458	4,134	—	5,489
Other general and administrative	5,378	7,575	5,499	—	18,452
Total operating expenses	64,395	112,837	10,056	(48,743)	138,545
Income (loss) from operations	46,781	24,328	(9,325)	(27,092)	34,692
Other income (expense), net	(1,313)	(611)	34,110	(1,677)	30,509
Net income (loss) before income taxes	$45,468	$23,717	$24,785	$(28,769)	$65,201

Total Assets	$711,512	$114,121	$626,442	$(527,155)	$924,920
Net oil and natural gas properties	$620,736	$—	$—	$(28,769)	$591,967
Pressure pumping and related services equipment	$—	$38,572	$—	$—	$38,572
Other property and equipment - net	$1,647	$16,960	$1,983	$—	$20,590
Total Liabilities	$250,486	$58,122	$137,816	$(28,240)	$418,184

	For the Nine Months Ended October 31, 2012
	Exploration and Production	Pressure Pumping and Related Services	Corporate and Other (1)	Eliminations and Other	Consolidated Total
Revenues
Oil and natural gas sales	$23,123	$—	$—	$—	$23,123
Pressure pumping and related services for third parties	—	15,125	—	(1,787)	13,338
Intersegment revenues	—	16,859	—	(16,859)	—
Other	339	—	—	—	339
Total revenues	23,462	31,984	—	(18,646)	36,800
Expenses
Production taxes and other lease operating	4,529	—	—	—	4,529
Gathering, transportation and processing	72	—	—	—	72
Depreciation and amortization	8,323	1,622	202	(823)	9,324
Accretion of asset retirement obligations	11	—	162	—	173
Cost of pressure pumping and related services	—	22,213	—	(11,471)	10,742
General and Administrative:
Stock-based compensation	1,920	—	2,385	—	4,305
Other general and administrative	3,955	5,559	3,356	—	12,870
Total operating expenses	18,810	29,394	6,105	(12,294)	42,015
Income (loss) from operations	4,652	2,590	(6,105)	(6,352)	(5,215)
Other income (expense), net	(1,369)	9	1,370	—	10
Net income (loss) before income taxes	$3,283	$2,599	$(4,735)	$(6,352)	$(5,205)

(1)         Corporate and Other includes our corporate office and several subsidiaries that management does not consider in the exploration and production or pressure pumping and related services segments.  These subsidiaries have limited activity.

5.  Property and Equipment

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

The acquisition is accounted for using the acquisition method under ASC-805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date of August 28, 2013.  The final purchase price allocation is pending the completion management’s assessment of the fair value of the assets acquired and liabilities assumed.  Accordingly, the allocation may change as additional information becomes available and is assessed by the Company, and the impact of such changes may be material.

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

Pro Forma Financial Information

The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired and exchanged from Kodiak for the three and nine months ended October 31, 2013 and 2012 as if the acquisition and exchange had occurred on February 1, 2012.  As Kodiak’s fiscal year is within 93 days of the Company’s fiscal year, no adjustment for the differing periods has been considered.  The following pro forma results include the operating revenues and direct operating expenses for the acquired and exchanged properties for the three and nine months ended October 31, 2013 and 2012, (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Operating revenues	$91,524	$25,519	$187,038	$39,266
Net income (loss)	$49,225	$1,320	$65,838	$(3,821)

Earnings (loss) per common share
Basic	$0.60	$0.02	$0.92	$(0.07)
Diluted	$0.51	$0.02	$0.81	$(0.07)

Weighted average common shares outstanding:
Basic	82,389,625	55,676,811	71,464,178	55,526,236
Diluted	99,372,201	55,676,811	87,512,245	55,526,236

For purposes of the pro forma information it was assumed that the net proceeds generated from the issuance of the Company’s common stock pursuant to the Stock Purchase Agreement (see Note 7 — Stockholders’ Equity) were utilized to fund the August 28, 2013 acquisition and that such issuance occurred on February 1, 2012.  The pro forma information includes the effects of adjustments for depreciation, amortization and accretion expense of $0.3 million and $4.0 million for the three and nine months ended October 31, 2013, respectively, as compared to $1.2 million and $1.1 million for the three and nine months ended October 31, 2012, respectively.  The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed, or the common shares had been issued, as of the beginning of the period, nor are they necessarily indicative of future results.

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

6.  Equity Investment

On October 1, 2012, Triangle Caliber Holdings, LLC (“Triangle Caliber Holdings”), a wholly-owned subsidiary of Triangle, entered into a joint venture with FREIF Caliber Holdings LLC (“FREIF Caliber Holdings”), a wholly-owned subsidiary of FREIF.  The joint venture entity, Caliber Midstream Partners, L.P. (“Caliber”), was formed to provide crude oil, natural gas and water transportation and related services to the Company and third parties primarily within the Williston Basin of North Dakota and Montana.

Pursuant to the terms of the October 1, 2012 Contribution Agreement (the “Contribution Agreement”), Triangle Caliber Holdings agreed to contribute $30.0 million to Caliber in exchange for (i) 3,000,000 Class A Units, (ii) 4,000,000 Class A Trigger Units (“Trigger Units”) with certain performance conditions, (iii) 4,000,000 Series 1 Warrants and 1,600,000 Class A Trigger Unit Warrants with an exercise price of $14.69 and (iv) 2,400,000 Series 2 Warrants with an exercise price of $24.00.  FREIF Caliber Holdings, the general partner of Caliber, agreed to contribute $70.0 million to Caliber in exchange for 7,000,000 Class A Units.  Caliber’s general partner, Caliber Midstream GP LLC, is owned and controlled equally by Triangle Caliber Holdings and FREIF Caliber Holdings.

On September 12, 2013, Triangle Caliber Holdings and FREIF Caliber Holdings entered into an Amended and Restated Contribution Agreement (“A&R Contribution Agreement”), which amended and restated the Contribution Agreement.  Pursuant to the terms of the A&R Contribution Agreement, FREIF Caliber Holdings agreed to contribute an additional $80.0 million to Caliber in exchange for an additional 8,000,000 Class A Units, to be issued no later than June 30, 2014, and 5,000,000 Series 5 Warrants with an exercise price of $32.00.  Also pursuant to the terms of the A&R Contribution Agreement, Triangle Caliber Holdings received 3,000,000 Series 3 Warrants with an exercise price of $24.00 and 2,000,000 Series 4 Warrants with an exercise price of $30.00.  In addition, the performance conditions associated with the 4,000,000 Class A Trigger Units granted in connection with the Contribution Agreement were removed and replaced with a provision pursuant to which the 4,000,000 Class A Units will be converted at the earlier of the commissioning of the Alexander gas processing facility or June 30, 2014.  The conversion of the Class A Trigger Units will not require any additional contribution of capital from Triangle Caliber Holdings.  Additionally, the 1,600,000 Class A Trigger Unit Warrants granted in connection with the Contribution Agreement will be converted to 1,600,000 Series 1 Warrants with an exercise price of $14.69 no later than June 30, 2014.

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

Triangle Caliber Holdings’ investment interest in Caliber is considered to be variable and Caliber is considered to be a variable interest entity because the power to direct the activities that most significantly impact Caliber’s economic performance does not reside with the holders of equity investment at risk.  However, Triangle Caliber Holdings is not considered the primary beneficiary of Caliber since it does not have the power to direct the activities of Caliber that are considered most significant to the economic performance of Caliber.  Under the equity method, Triangle Caliber Holdings investment will be adjusted each period for contributions made, distributions received, and Triangle Caliber Holdings’ share of Caliber’s comprehensive income and accretion of any basis difference.  Triangle Caliber Holdings’ maximum exposure to loss related to Caliber is limited to its equity investment as presented in the accompanying Condensed Consolidated Balance Sheet at October 31, 2013.  Triangle Caliber Holdings does not guarantee or otherwise support Caliber’s $200.0 million credit facility, and, as such Triangle Caliber Holdings would not have additional exposure associated with any borrowings on Caliber’s credit facility.

Triangle evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

As of October 31, 2013, the balance of the Company’s investment in Caliber was $58.2 million, which consisted of the following:

(in thousands, except units)	Units	Exercise Price	Investment
Balance - January 31, 2013			$11,768
Class A Units	3,000,000	$—	9,000
Class A Trigger Units	4,000,000	$—	34,019
Class A Trigger Unit Warrants	1,600,000	$14.69	109
Series 1 Warrants	4,000,000	$14.69	1,230
Series 2 Warrants	2,400,000	$24.00	170
Series 3 Warrants	3,000,000	$24.00	224
Series 4 Warrants	2,000,000	$30.00	30
Distributions			—
Equity investment share of net income for the year			1,677
Balance - October 31, 2013			$58,227

7.  Stockholders’ Equity

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

8.  Earnings Per Share

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

The table below sets forth the computations of net income (loss) per common share (basic and diluted) for the three and nine months ended October 31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders (restated)	$47,221	$(599)	$59,232	$(4,579)
Effect of debt conversion (restated)	881	—	2,503	—
Net income (loss) attributable to common shareholders after effect of debt conversion (restated)	48,102	(599)	61,735	(4,579)

Basic weighted average common shares outstanding	79,058,647	44,326,947	62,816,559	44,217,660
Effect of dilutive securities	16,982,576	—	16,048,067	—
Diluted weighted average common shares outstanding	96,041,223	44,326,947	78,864,626	44,217,660

Basic net income (loss) per share (restated)	$0.60	$(0.01)	$0.94	$(0.10)
Diluted net income (loss) per share (restated)	$0.50	$(0.01)	$0.78	$(0.10)

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

9.  Notes Payable and Credit Facilities

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

10.  Derivative Instruments

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

The Company’s commodity derivative contracts as of October 31, 2013 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Put Strike	Call Strike
May 1, 2013 - December 31, 2013	NYMEX	3,500	$85.00 - $97.00	$100.00 - $110.30
November 1, 2013 - December 31, 2013	NYMEX	1,000	$92.00	$106.85
January 1, 2014 - March 31, 2014	NYMEX	250	$85.00	$98.75
January 1, 2014 - June 30, 2014	NYMEX	750	$85.00 - $87.00	$100.80 - $101.00
April 1, 2014 - June 30, 2014	NYMEX	150	$84.25	$100.00
January 1, 2014 - December 31, 2014	NYMEX	2,750	$80.00 - $91.25	$98.00 - $101.20
July 1, 2014 - December 31, 2014	NYMEX	500	$83.50	$100.00
January 1, 2015 - December 31, 2015	NYMEX	1,500	$80.00	$94.50 - $96.65

Puts	Basis (1)	Quantity (Bbl)	Average Strike Price ($/Bbl)
Expiring on December 16, 2013	NYMEX	500,000	$75.00

(1)         NYMEX refers to prices of West Texas Intermediate crude oil at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

The following tables detail the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category (in thousands):

		As of October 31, 2013
Derivative Instrument	Balance Sheet Classification	Gross Amount of Recognized Assets (Liabilities)	Gross Amount of Offset	Net Amount of Assets (Liabilities)
Crude oil derivative contract	Current liabilities	$(2,019)	$1,677	$(342)

Crude oil derivative contract	Non-current assets	$2,824	$(2,456)	$368

Equity investment derivatives	Non-current assets	$35,832	$—	$35,832

		As of January 31, 2013
Derivative Instrument	Balance Sheet Classification	Gross Amount of Recognized Assets (Liabilities)	Gross Amount of Offset	Net Amount of Assets (Liabilities)
Crude oil derivative contract	Current assets	$1,305	$(702)	$603

Crude oil derivative contract	Long-term liabilities	$(292)	$—	$(292)

In regards to our commodity derivatives, the Company recorded a gain of $2.1 million for the three months ended October 31, 2013 and a loss on derivative activities of $1.1 million for the nine months ended October 31, 2013.  The Company recorded a net income on derivative activities of $1.4 million for the three and nine months ended October 31, 2012.  In regards to our equity investment derivatives, we recorded a gain of $35.8 million and $0 for the three and nine months ended October 31, 2013 and 2012, respectively.

Equity Investment Derivatives

Class A Trigger Units

On October 1, 2012, we acquired from Caliber 4,000,000 Class A Trigger Units. The Class A Trigger Units convert into 4,000,000 Class A Units upon either of the following: (i) 162 producing wells being connected to the Caliber system, or (ii) Caliber revenues attributable to third party volumes equaling 50% of projected distributable cash flow for six consecutive quarters or eight non-consecutive quarters in the aggregate. The Caliber GP Board also has the ability to cause conversion at its discretion. On September 12, 2013, Caliber GP’s Board voted to remove the performance conditions and determined that the Class A Trigger Units should convert into Class A Units at the earlier of the commissioning of the Alexander gas processing facility or June 30, 2014. At the initial issuance of the Class A Trigger Units in October 2012, the fair value of the Class A Trigger Units was immaterial to the Company. Upon removal of the performance conditions in September 2013, the Company measured the fair value of the Class A Trigger Units to recognize the associated gain in equity investment derivatives.  The Company determined that the Class A Trigger Units are equity investment derivatives and should be measured at fair value. Accordingly, the Class A Trigger Units are included in the accompanying balance sheets in equity investments with any gain or loss reflected in the accompanying statement of operations in gain on equity investment derivatives. The fair value of the Class A Trigger Units was estimated using a modified market approach. Under this method, we measured the value of the underlying security, less the present value of any distributions paid to the underlying security but not to the Class A Trigger Units, multiplied by the probability that the performance obligations would be satisfied such that the Class A Trigger Units would convert to Class A Units. The fair value of the underlying Class A Units was estimated to be at $10.00 each based on the cash investment price paid by FREIF on October 1, 2012 and September 12, 2013. Management forecast the distributions to the Class A Units over the expected life of the Class A Trigger Units. These amounts were discounted to present-value using a weighted average cost of capital that ranged from 10.3 percent to 11.6 percent. The probability of converting to Class A Units was estimated at 5.0 percent from October 1, 2012 through July 31, 2013, and 100.0 percent from September 12, 2013 and thereafter.

Class A Trigger Unit Warrants

On October 1, 2012, we acquired from Caliber 1,600,000 Class A Trigger Unit Warrants. The Class A Trigger Unit Warrants expire on October 1, 2024 and have an initial exercise price of $14.69.  The exercise price will be reduced by all distributions paid to the underlying Class A Units, subject to a floor exercise price of $5.00 per warrant.  The Company determined that the Class A Trigger Unit Warrants are equity investment derivatives and should be measured at fair value.  Accordingly, they are included in the accompanying balance sheets in equity investments, with any gain or loss reflected in the accompanying statement of operations in gain on equity investment derivatives. The fair value of the Class A Trigger Unit Warrants was estimated using a Black-Scholes options pricing model. The value of the underlying Class A Trigger Units was valued based on the method discussed above in ‘‘—Class A Trigger Units’’. The expected term of the warrants was estimated as the earlier of (a) the contractual life of 12 years, and (b) the point at which the exercise price would be reduced to $5.00 per warrant (at which point it would be advantageous to exercise early to capture future distributions on the Class A Units). Expected volatility of 25.0 percent was selected based on a review of 10-year historical volatilities for publicly-traded comparable companies. The risk-free interest rates over the expected warrant terms ranged from 0.5 percent to 1.2 percent based the U.S. Treasury yield curve in effect at each valuation date. The dividend yields were based on the expected distributions to be paid to the underlying Class A Units over the expected term of the warrants.

Class A Warrants (Series 1 through Series 4)

On October 1, 2012, we acquired from Caliber 4,000,000 Class A Unit Warrants (Series 1) with an initial exercise price of $14.69 and 2,400,000 Class A Unit Warrants (Series 2) with an initial exercise price $24.00. Both the Series 1 and Series 2 warrants expire on October 1, 2024. On September 12, 2013, we acquired from Caliber 3,000,000 Class A Unit Warrants (Series 3), with an initial exercise price of $24.00, and 2,000,000 Class A Unit Warrants (Series 4), with an initial exercise price $30.00. Both the Series 3 and Series 4 warrants expire on September 12, 2025. The exercise prices for each series will be reduced by all distributions paid to the underlying Class A Units, subject to a floor exercise price of $5.00 per warrant.

11.  Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2013 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$368	$35,832	$36,200

Liabilities:
Derivative liabilities	$—	$(342)	$—	$(342)
Earn-out liability	$—	$(1,499)	$—	$(1,499)
Note payable	$—	$(764)	$—	$(764)

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

Caliber Trigger Units and Warrants

The Company determines its estimate of the fair value of Caliber Trigger Units and Warrants using a modified market approach and a Black-Scholes options pricing model, respectively. The associated assumptions for the Black-Scholes model are based on several factors, including 10-year historical volatilities for publicly-traded comparable companies, risk-free interest rates over the expected warrant term and dividend yields based on expected distributions. At October 31, 2013, the Caliber Trigger Units and Warrants are valued using valuation factors that are generally less observable from objective sources. As such, the Company has classified these instruments as Level 3. See Note 10—Derivative Instruments for further discussion.

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

Convertible Note

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

The following table presents the rollforward of the Company’s Level 3 financial assets and liabilities fair value (in thousands):

(in thousands)	Convertible Notes	Class A Triggering Units (Restated)	Warrants (1) (Restated)
Beginning balance, February 1, 2012	$—	$—	$—
Sale of Convertible Notes	(120,000)	—	—
Interest paid in-kind	(3,023)	—	—
Net unrecognized gain (loss)	(9,877)	—	—
Ending balance, January 31, 2013	$(132,900)	$—	$—
Net unrecognized gain (loss)	(70,345)	—	—
Net unrealized gain (loss)	—	34,019	1,813
Interest paid in-kind	(4,671)	—	—
Ending balance, October 31, 2013	$(207,916)	$34,019	$1,813

(1) Includes Class A Triggering Units, and Series 1 and Series 2 Warrants.

12.  Commitments and Contingencies

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

For the nine months ended October 31, 2013, Caliber North Dakota had $10.8 million of revenue, $10.4 of which was from TUSA, mainly comprised of fresh water and water disposal revenues as well as well connect fees.  (See Note 6 — Equity Investment).

As of October 31, 2013 the Company was subject to commitments on three drilling rig contracts.  The contracts expire between April 2014 and February 2015.  In the event of early termination of the contracts, the Company would be obligated to pay an aggregate amount of approximately $15.6 million as of October 31, 2013 as required under the terms of the contracts.

13.  Supplemental Disclosures of Cash Flow Information

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

14.  Income Taxes

The effective tax rate for the nine months ended October 31, 2013, was 9.2%, which differs from the statutory income tax rate due to permanent book to tax differences and the net decrease in valuation allowance. Neither a tax expense nor a tax benefit was recognized for the nine months ended October 31, 2012.

As of January 31, 2013, the Company had a deferred tax asset of $0, net of the valuation allowance of $35.0 million. As of that date and until the second quarter of fiscal year 2013, which ended on July 31, 2013, a full valuation allowance had been provided against deferred tax assets, as it was more likely than not that the Company’s net deferred tax asset would not be realized in the foreseeable future due to cumulative book loss. Consequently, the Company was unable to recognize any income tax benefit in such prior periods. However, the Company has, as of October 31, 2013, reported positive income for three consecutive quarters and its most recent 36 month cumulative book earnings are approximately $31.3 million of income.  Accordingly, the Company released a portion of the valuation allowance related to the US deferred tax asset of approximately $21.4 million. The analysis of the partial valuation allowance release was in accordance with accounting standards for interim period reporting.  The remaining $5.3 million in valuation allowance is expected to be released during the quarter ending January 31, 2014.  A net deferred tax liability of $6.0 million was booked as of October 31, 2013.

As of the quarter ended October 31, 2013, the Company had no unrecognized tax benefits (or associated ASC 740-10-25 liabilities) for ASC 740-10-25 purposes. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company’s ASC 740-10-25 position during the third quarter of 2013.  Given the substantial net operating loss carry forwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, as any such adjustments would very likely adjust only net operating loss carry forwards.

15.  Asset Retirement Obligations

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

16.  Related Party Transactions

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

For the nine months ended October 31, 2013, Caliber North Dakota, LLC had $10.8 million of revenue, $10.4 of which is from TUSA, mainly comprised of fresh water and water disposal revenues as well as well connect fees.  See Note 6 — Equity Investment.

For the three and nine month periods ended October 31, 2013, Triangle received $0.3 million and $0.9 million, respectively, from Caliber for administrative services supplemental to those provided by Caliber employees and pursuant to the October 1, 2012 Services Agreement between Triangle and Caliber.

17.  Subsequent Events

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

18. Significant Changes in Proved Oil and Natural Gas Reserves

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

•                  Proved reserves were an estimated 32,529 Mboe at October 31, 2013 compared to 14,637 Mboe at January 31, 2013.

•                  Net income was $59.2 million for the nine months ended October 31, 2013 compared to a net loss of $5.2 million for the nine months ended October 31, 2012.

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

Recent Events

Acquisition of Oil and Natural Gas Assets

On August 28, 2013, TUSA acquired from Kodiak Oil and Gas Company (“Kodiak”) certain oil and natural gas leaseholds located in McKenzie County, North Dakota comprising approximately 5,600 net acres, and various other related rights, permits, contracts, equipment and other assets for total consideration of $83.8 million.  The effective date for this acquisition was July 1, 2013.  Concurrently, we exchanged with Kodiak certain of the Company’s oil and natural gas leasehold interests for approximately 600 net acres of leasehold interests for a total of approximately 6,200 net acres.  TUSA also entered into various other agreements with unrelated parties to acquire additional oil and natural gas properties.  See Note 5 — Property and Equipment under Item 1 of this Quarterly Report for further discussion of acquisitions of oil and natural gas assets.

Production from the acquisitions completed in the third quarter of fiscal 2014 averaged 1,280 Boe per day, based on produced volumes in October 2013.  The acquired leaseholds include seven to nine controlled drilling spacing units and is largely held by production.  The interests are contiguous to existing acreage in our core area of operations and are located adjacent to or within close proximity to the operations of Caliber, which we expect will provide synergies.  The acquisitions increased (i) our total Core Acreage to approximately 45,000 net acres, and (ii) October 2013 net Boe sold to approximately 7,700 Boe per day.  Additionally, the acquired leasehold, combined with successful down-spacing tests for Triangle and other operators, increases our inventory of future operated wells from six years to potentially eight years.

Public Equity Offering

On August 8, 2013, we entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC, as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell to the Underwriters in a firm commitment offering (the “Offering”) 15,000,000 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), at a price to the public of $6.25 per share.  Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day over-allotment option to purchase up to an additional 2,250,000 shares of Common Stock at the same public offering price.  The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-171958) previously filed with the Securities and Exchange Commission on January 31, 2011.  The base Offering closed on August 14, 2013 and the Underwriters’ over-allotment option closed on September 11, 2013.  The total net proceeds to the Company from the Offering and the exercise of the over-allotment option was approximately $101.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.  See Note 7 — Stockholders’ Equity under Item 1 of this Quarterly Report for further discussion of this transaction.

Private Placement

On August 28, 2013, the Company issued to ActOil Bakken, LLC (“ActOil”), an affiliate of Teachers Insurance and Annuity Association of America, 11,350,000 shares of common stock at $7.20 per share for gross proceeds of $81.7 million ($80.8 million net of share issue costs) and concurrently entered into a Rights Agreement with ActOil.  See Note 7 — Stockholders’ Equity under item 1 of this Quarterly Report for further discussion of this transaction.

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

Results of Operations for the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

For the fiscal quarter ended October 31, 2013, we recorded net income attributable to common stockholders of $47.2 million ($0.60 per share of common stock - basic and $0.50 per share of common stock - diluted) as compared to a net loss attributable to common stockholders of $0.6 million ($0.01 per share of common stock, basic and diluted) for the fiscal quarter ended October 31, 2012.  The following discussion highlights the primary drivers of the results within the two periods.

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

We recognized $2.3 million of gross profit from pressure pumping and related services for the three months ended October 31, 2013 after elimination of $11.2 million in intercompany gross profit.  See Note 4 — Segment Reporting under Item 1 of this Quarterly Report.

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

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended October 31, 2013 and October 31, 2012, respectively (in thousands):

	Exploration and Production	Pressure Pumping and Related Services	Corporate	Consolidated Total
For the three months ended October 31, 2013
Stock-based compensation	$328	$148	$1,981	$2,457
Salaries, benefits and other general and administrative	2,346	3,150	2,605	8,101
Total	$2,674	$3,298	$4,586	$10,558
Excluded costs*	$1,162	$—	$921	$2,082

For the three months ended October 31, 2012
Stock-based compensation	$602	$—	$905	$1,507
Salaries, benefits and other general and administrative	1,589	1,684	1,596	4,869
Total	$2,191	$1,684	$2,501	$6,376
Excluded costs*	$814	$—	$125	$939

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

Derivative Activities

Commodity Derivatives

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

Equity Investment Derivatives

Our equity investment in Caliber consists of Class A Units and equity derivative instruments. Due to the increase in the fair value of the equity investment derivatives in the third fiscal quarter ended October 31, 2013, the Company recognized a gain in equity investment derivatives of $35.8 million.  For additional discussion, please refer to Note 10 —Derivative Instruments under Item 1 of this Quarterly Report.

The recognition of an additional $35.8 million in other income resulted in an increase in net deferred tax liability of $6.0 million recorded as an adjustment to the accompanying condensed consolidated balance sheet, with a corresponding income tax provision of $6.0 million on the accompanying condensed consolidated statement of operations; see Note 14—Income Taxes.

Interest Expense

The $2.0 million in interest expense for the three months ended October 31, 2013 consists of (a) approximately $1.1 million in interest and amortized fees related to the TUSA credit facility, (b) approximately $1.6 million in accrued interest and amortized fees related to our 5% convertible note with Natural Gas Partners (“NGP”), (c) approximately $0.2 million in interest expense associated with our RockPile credit facility and notes payable, and (d) a reduction of approximately $0.9 million of capitalized interest which is generally incurred as exploratory wells are drilled and completed.  Approximately $1.2 million of interest expense and capitalized interest was paid in cash.  See Note 9 — Notes Payable and Credit Facilities under Item 1 of this Quarterly Report for additional information regarding our credit facilities and convertible note.  Interest expense of $1.4 million for the three months ended October 31, 2012 is primarily related to our convertible note with NGP.

Results of Operations for the Nine Months Ended October 31, 2013 Compared to the Nine Months Ended October 31, 2012

For the nine months ended October 31, 2013, we recorded net income attributable to common stockholders of $59.2 million ($0.94 and $0.78 per share of common stock, basic and diluted, respectively) as compared to a net loss attributable to common stockholders of $4.6 million $0.10 per share of common stock, basic and diluted) for the nine months ended October 31, 2012.  The following discussion highlights the primary drivers of the results within the two periods.

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

The $6.0 million of gross profit from pressure pumping and related services for the nine months ended October 31, 2013 is after elimination of $26.4 million in intercompany gross profit.  See Note 4 — Segment Reporting under Item 1 of this Quarterly Report for further discussion of gross profit elimination.

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

Derivative Activities

Commodity Derivatives

We have entered into commodity derivative instruments, primarily utilizing costless collars and single-day puts to reduce the effect of price changes on a portion of our future oil production.  Our commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities.  During the nine months ended October 31, 2013, we recognized a $1.1 million loss on our commodity derivative positions due primarily to the write-off of $1.4 million for the single-day put that settled worthless in the second quarter of fiscal 2014.  Included in the net loss on our derivative activities were cash settlements we incurred on our commodity derivative instruments of approximately $0.8 million during the first nine months of fiscal 2014.  The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program.  Therefore, we expect our net income to reflect the volatility of commodity price forward markets.  Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.  For additional discussion, please refer to Note 10 —Derivative Instruments under Item 1 of this Quarterly Report.

Equity Investment Derivatives

Our equity investment in Caliber consists of Class A Units and equity derivative instruments. Due to the increase in the fair value of the equity investment derivatives in the third fiscal quarter ended October 31, 2013, the Company recognized a gain in equity investment derivatives of $35.8 million.  For additional discussion, please refer to Note 10 —Derivative Instruments under Item 1 of this Quarterly Report.

The recognition of an additional $35.8 million in other income resulted in an increase in net deferred tax liability of $6.0 million recorded as an adjustment to the accompanying condensed consolidated balance sheet, with a corresponding income tax provision of $6.0 million on the accompanying condensed consolidated statement of operations; see Note 14—Income Taxes.

Interest Expense

The $5.4 million in interest expense for the nine months ended October 31, 2013 consists of (a) approximately $2.0 million in interest and amortized fees related to the TUSA credit facility and approximately, (b) approximately $4.6 million in accrued interest and amortized fees related to our 5% convertible note with NGP, (c) approximately $0.6 million in interest expense associated with our RockPile credit facility and notes payable and (d) a reduction of approximately $2.0 million of capitalized interest which is generally incurred as exploratory wells are drilled and completed.  Approximately $2.3 million of interest and capitalized interest was paid in cash.  See Note 9 — Notes Payable and Credit Facilities under Item 1 of this Quarterly Report for additional information regarding our credit facilities and convertible note.  Interest expense of $1.5 million for the nine months ended October 31, 2012 is primarily related to our convertible note with NGP.

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

Capital Requirements Outlook

We are dependent on our anticipated cash flows from operations and the expected borrowing availability under our TUSA credit facility to fund our capital expenditures budget, our obligations under our convertible note and other contractual commitments (see Note 9 — Notes Payable and Credit Facilities and Note 12 — Commitments and Contingencies under Item 1 in this Quarterly Report for further details).  While we expect such sources of capital to be sufficient for such purposes, there can be no assurance that we will achieve our anticipated future cash flows from operations, that credit will be available under our TUSA and RockPile credit facilities when needed, or that we would be able to complete alternative transactions in the capital markets, if needed.  Our ability to obtain financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas exploration and production industry, and tax burdens due to new tax laws.

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

Debt

As of October 31, 2013, we had $299.0 million of debt outstanding.  See Note 9 — Notes Payable and Credit Facilities under Item 1 of this Quarterly Report for further discussion of debt outstanding.

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

On October 16, 2013, TUSA entered into Amendment No. 2 to Amended and Restated Credit Agreement and Master Assignment with Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the other lenders named therein, as lenders.  The Amendment No. 2 amends that certain Amended and Restated Credit Agreement (the “A&R Credit Agreement”), dated April 11, 2013, as amended by Amendment No. 1 to Amended and Restated Credit Agreement and Master Assignment, dated July 30, 2013 (the “Amended A&R Credit Agreement”), to (i) increase the borrowing base under the Amended A&R Credit Agreement from $165.0 million to $275.0 million, (ii) add JPMorgan Chase Bank, N.A., KeyBank National Association, and IBERIABANK as new lenders under the facility, (iii) extend the maturity date to October 16, 2018, and (iv) decrease the applicable margins for ABR and eurodollar advances by 0.25% at all utilization levels.  Further, the existing lenders assigned a portion of their lending commitments to the three new lenders.  See Note 9 — Notes Payable and Credit Facilities under Item 1 of this Quarterly Report for further discussion.

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

Cash flows provided by financing activities in the nine months ended October 31, 2012 of $117.2 million was primarily a result of the proceeds from the $120.0 million Convertible Note.  See Note 9 — Notes Payable and Credit

Facilities under Item 1 of this Quarterly Report for further discussion.

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

See Note 10 — Derivative Instruments under Item 1 of this Quarterly Report for additional details of our derivative financial instruments.  See Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk, for a presentation of our oil derivative contracts as of October 31, 2013.

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

The Company’s commodity derivative contracts as of October 31, 2013 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Put Strike	Call Strike
May 1, 2013 - December 31, 2013	NYMEX	3,500	$85.00 - $97.00	$100.00 - $110.30
November 1, 2013 - December 31, 2013	NYMEX	1,000	$92.00	$106.85
January 1, 2014 - March 31, 2014	NYMEX	250	$85.00	$98.75
January 1, 2014 - June 30, 2014	NYMEX	750	$85.00 - $87.00	$100.80 - $101.00
April 1, 2014 - June 30, 2014	NYMEX	150	$84.25	$100.00
January 1, 2014 - December 31, 2014	NYMEX	2,750	$80.00 - $91.25	$98.00 - $101.20
July 1, 2014 - December 31, 2014	NYMEX	500	$83.50	$100.00
January 1, 2015 - December 31, 2015	NYMEX	1,500	$80.00	$94.50 - $96.65

Puts	Basis (1)	Quantity (Bbl)	Average Strike Price ($/Bbl)
Expiring on December 16, 2013	NYMEX	500,000	$75.00

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

As of October 31, 2013, TUSA had $275.0 million available for borrowing under its credit facility, $151.0 million of which was drawn as of such date.  The credit facility bears interest at variable rates.  Assuming TUSA had the maximum amount outstanding at October 31, 2013 under our credit facility of $275.0 million, a 1.0% interest rate increase would result in additional annualized interest expense of approximately $2.8 million.  For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 12 — Long-Term Debt in our audited financial statements included in our Fiscal 2013 Form 10-K and Note 9 — Notes Payable and Credit Facilities under Item 1 of this Quarterly Report.

RockPile Interest Rate Risk

As of October 31, 2013, RockPile had $19.3 million available for borrowing under its credit facility of which $13.6 million was drawn as of such date.  The credit facility bears interest at variable rates.  Assuming RockPile had the maximum amount outstanding at October 31, 2013 under the credit facility of $19.3 million, a 1.0% interest rate increase would result in additional annualized interest expense of approximately $0.2 million.  For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 12 — Long-Term Debt in our audited financial statements included in our Fiscal 2013 Form 10-K and Note 9 — Notes Payable and Credit Facilities under Item 1 of this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

Material Weaknesses in Internal Control over Financial Reporting

As previously discussed in Item 9A “Controls and Procedures” of our Fiscal 2013 Form 10-K, we reported a material weakness related to our control for the accounting for service income, which was not designed to consider all of the relevant accounting literature applicable to service income, including related party considerations as described in the SEC’s Regulation S-X Rule 4-10(c)(6)(iv).

During the preparation of our fiscal year 2014 annual report on Form 10-K, we identified a material weakness in our controls over the identification of and accounting for certain derivative instruments. Specifically, that the Company’s financial reporting process was not designed to properly evaluate all new agreements for the identification of derivative instruments in accordance with applicable accounting literature. This material weakness resulted in a material error in our accounting for the fair value of equity investment derivatives in accordance with Accounting Standards Codification (“ASC”) 820 — Fair Value Measurement and ASC 815 — Derivatives and Hedging, as further discussed in Item 1 of this Quarterly Report filed on Form 10-Q/A. This material weakness was not remediated as of October 31, 2013.

On April 13, 2014, Triangle Petroleum Corporation’s Board of Directors approved the Audit Committee’s and management’s recommendation that Triangle Petroleum Corporation amend and restate its Quarterly Report on Form 10-Q as of and for the three and nine months ended October 31, 2013, which was filed with the SEC on December 9, 2013.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Due to the material weaknesses described above, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than as described above and below, that occurred during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended October 31, 2013, we took steps to remediate the material internal control weakness related to previously recognized pressure pumping income reported in our fiscal year 2013 Form 10-K, including developing or updating accounting policies, schedules and procedures for our equity interest in Caliber Midstream Partners, L.P. with regard to Triangle Petroleum Corporation’s share of income from Caliber Midstream Partners, L.P. services in connection with properties in which Triangle Petroleum Corporation or an affiliate holds an economic interest.

Plan of Remediation of Material Weaknesses

During the nine months ended October 31, 2013, we took steps to remediate the material internal control weakness related to previously recognized pressure pumping income.  We updated our accounting policies, schedules and procedures for pressure pumping income and similar income from services performed by RockPile in connection with properties in which Triangle Petroleum Corporation or an affiliate holds an economic interest.  We also developed or updated accounting policies, schedules and procedures for our equity interest in Caliber Midstream Partners, L.P. with regard to Triangle Petroleum Corporation’s share of income from Caliber Midstream Partners, L.P. services in connection with properties in which Triangle Petroleum Corporation or an affiliate holds an economic interest.  As disclosed in our 2014 Annual Report on Form 10-K, we subsequently remediated this material weakness during the fiscal quarter ended January 31, 2014.

As of April 25, 2014, Triangle Petroleum Corporation has updated its accounting policies relating to equity investments and associated derivatives. The Company will implement a new control to review all transactions and new agreements entered into during the financial reporting period in order to identify any potential derivative instruments.  Our remediation plan has been implemented; however, the material weakness in our controls over the identification of and accounting for certain derivative instruments will not be considered remediated and effective until additional review procedures regarding derivatives have been operating effectively for an adequate period of time.  Management will consider the status of this remediation effort when assessing the effectiveness of the Company’s internal controls over financial reporting and disclosure controls and procedures in future reporting periods.  While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management’s remediation efforts conducted to date will be sufficient or that additional remediation will not be necessary.

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

•         Vice President of Accounting, Triangle USA Petroleum Corporation.

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

Mr. Stophel, 53, has served as the Senior Vice President of Accounting since joining the Company on October 29, 2013.  Prior to joining the Company, he was a senior director with Alvarez & Marsal Business Consulting’s energy practice from July 2011 to October 2013, specializing in interim senior financial management roles in the oil & gas industry, post-merger financial integration, business and financial process improvement, Securities and Exchange Commission financial reporting and compliance, public listing readiness and complex accounting matters.  Prior to joining Alvarez & Marsal, Mr. Stophel held senior positions in the international consulting and public accounting firms of Opportune LLP (2010-2011), KPMG LLP (2006-2010) and Arthur Andersen LLP (1989-1999).  Mr. Stophel was the Chief Financial Officer for Reuters (CIS) in the former Soviet Union (2001-2005) and Director of Finance for MediaOne International’s subsidiary, Russian Telecommunications Development Corporation (1999-2001).  Mr. Stophel earned a bachelor degree in professional accounting from Regis University and is a Certified Public Accountant in Colorado and a Certified Internal Auditor.  He is a member of the Colorado Society of CPAs, the American Institute of CPAs, the Council of Petroleum Accountants Societies and the Institute of Internal Auditors.

Mr. Stophel did not enter into any material plan, contract or arrangement with the Company in connection with his appointment to serve as principal accounting officer.  Mr. Stophel has no family relationship with any director or executive officer of the Company and has not been involved in any related person transactions that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Triangle Petroleum Corporation, filed as Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2014.

3.2

Certificate of Amendment to the Certificate of Incorporation of Triangle Petroleum Corporation, filed as Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2014.

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: April 25, 2014	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

Date: April 25, 2014	By:	/s/ JUSTIN BLIFFEN
Justin Bliffen
Chief Financial Officer