Form 10-Q
period 2014-04-30
Triangle Petroleum Corp
filed 2014-06-09
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 2, 2014, there were 86,135,392 shares of the registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2014	January 31, 2014
ASSETS
CURRENT ASSETS
Cash and equivalents	$105,282	$81,750
Accounts receivable:
Oil and natural gas sales	22,023	20,450
Trade	85,128	86,074
Derivative asset	—	955
Deferred tax benefit	321	321
Inventory, deposits and prepaid expenses	6,408	5,331
Total current assets	219,162	194,881

LONG-TERM ASSETS
Oil and natural gas properties at cost, using the full cost method of accounting:
Unproved properties and properties under development, not being amortized	114,909	121,393
Proved properties	723,445	629,051
Total oil and natural gas properties at cost	838,354	750,444
Less: accumulated amortization	(86,258)	(67,657)
Net oil and natural gas properties	752,096	682,787
Oilfield services equipment, net	55,746	46,586
Other property and equipment, net	26,962	24,507
Equity investment	79,041	68,536
Goodwill	1,680	1,680
Intangible assets, net	3,733	3,862
Derivative asset	—	1,192
Other long-term assets	4,101	3,553
Total assets	$1,142,521	$1,027,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2014	January 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,499	$60,016
Accrued liabilities:
Exploration and development	105,231	68,192
Other	18,775	18,976
Debt	406	8,851
Derivative liability	2,440	—
Asset retirement obligations	3,400	3,333
Total current liabilities	160,751	159,368

LONG-TERM LIABILITIES
Borrowings on credit facilities	282,616	196,065
5% convertible note	130,907	129,290
Other notes payable	8,908	9,002
Asset retirement obligations	1,424	1,296
Deferred tax liability	18,146	8,262
Derivative liability	51	—
Other	1,165	1,139
Total liabilities	603,968	504,422

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 140,000,000 shares authorized; 86,095,317 and 85,735,827 shares issued and outstanding at April 30, 2014 and January 31, 2014, respectively	—	—
Additional paid-in capital	572,551	571,702
Accumulated deficit	(33,998)	(48,540)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	538,553	523,162
Total liabilities and stockholders’ equity	$1,142,521	$1,027,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended April 30,
	2014	2013
REVENUES:
Oil, natural gas and natural gas liquids sales	$60,834	$21,060
Oilfield services	38,948	13,234
Total revenues	99,782	34,294
EXPENSES:
Production taxes	6,348	2,444
Lease operating expenses	4,726	2,216
Gathering, transportation and processing	3,802	37
Depreciation and amortization	21,178	7,473
Accretion of asset retirement obligations	134	8
Oilfield services	27,710	11,186
General and administrative:
Stock-based compensation	2,008	1,595
Salaries and benefits	7,117	3,125
Other general and administrative	4,412	1,882
Total operating expenses	77,435	29,966

INCOME FROM OPERATIONS	22,347	4,328

OTHER INCOME (EXPENSE):
Gain on equity investment derivatives	10,454	—
Gain (loss) from commodity derivative activities	(5,456)	1,212
Interest expense	(2,864)	(1,472)
Income (loss) from equity investment	(126)	596
Interest income	60	37
Other income	138	510
Total other income (expense)	2,206	883

NET INCOME BEFORE INCOME TAXES	24,553	5,211
Income tax provision	(10,011)	—
NET INCOME	$14,542	$5,211

Net income per common share outstanding:
Basic	$0.17	$0.10
Diluted	$0.15	$0.10

Weighted average common shares outstanding:
Basic	85,951,910	52,605,152
Diluted	103,314,336	53,003,901

COMPREHENSIVE INCOME:
Net income attributable to common stockholders	$14,542	$5,211
Other comprehensive income	—	—
Total comprehensive income	$14,542	$5,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,542	$5,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,178	7,473
Stock-based compensation	2,008	1,595
Interest expense not paid in cash	1,203	1,625
Accretion of asset retirement obligations	134	8
(Gain) loss on commodity derivative activities	5,456	(1,212)
Gain on equity investment derivatives	(10,454)	—
Loss on settlements of commodity derivative instruments	(818)	—
(Income) loss from equity investment	126	(596)
Gain on securities held for investment	—	(409)
Deferred income taxes	9,884	—
Changes in related current assets and current liabilities:
Accounts receivable:
Oil and natural gas sales	(1,573)	(1,263)
Trade	946	(9,336)
Inventory, deposits and prepaid expenses	(855)	(657)
Accounts payable and accrued liabilities	(1,846)	6,008
Asset retirement expenditures	(136)	(165)
Other	48	—
Cash provided by operating activities	39,843	8,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(77,743)	(70,933)
Purchases of oilfield services equipment	(12,949)	(10,113)
Purchases of other property and equipment	(1,122)	(3,117)
Equity investment in Caliber Midstream Partners, L.P.	—	(9,000)
Other	8	—
Cash used in investing activities	(91,806)	(93,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	55,800
Proceeds from credit facilities	99,616	46,638
Repayments of credit facilities	(21,515)	(5,000)
Proceeds from notes payable	—	10,500
Repayments of notes payable	(100)	—
Debt issuance costs	(1,008)	(709)
Cash paid to settle tax on vested restricted stock units	(1,498)	(1,017)
Cash provided by financing activities	75,495	106,212

NET INCREASE IN CASH AND EQUIVALENTS	23,532	21,331
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	81,750	33,117
CASH AND EQUIVALENTS, END OF PERIOD	$105,282	$54,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended April 30, 2014

(in thousands, except share data)

(Unaudited)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance - January 31, 2014	85,735,827	$—	$571,702	$(48,540)	$523,162
Vesting of restricted stock units (net of shares surrendered for taxes)	359,490	—	(1,498)	—	(1,498)
Stock-based compensation	—	—	2,347	—	2,347
Net income for the period	—	—	—	14,542	14,542
Balance - April 30, 2014	86,095,317	$—	$572,551	$(33,998)	$538,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triangle Petroleum Corporation

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

1.  DESCRIPTION OF BUSINESS

Triangle Petroleum Corporation (‘‘we,’’ ‘‘us,’’ ‘‘our,’’ the ‘‘Company,’’ or ‘‘Triangle’’) is a growth-oriented, independent energy holding company with three principal lines of business: oil and natural gas exploration, development and production; oilfield services; and midstream services.

We hold leasehold interests and conduct our operations in the Williston Basin of North Dakota and Montana.  Our core focus area is in McKenzie and Williams counties, North Dakota (our ‘‘Core Acreage’’).  We conduct our exploration and production operations through our wholly-owned subsidiary, Triangle USA Petroleum Corporation (‘‘TUSA’’).

In June 2011, we formed RockPile Energy Services, LLC (‘‘RockPile’’), a wholly-owned subsidiary, which provides oilfield and complementary well completion services to oil and natural gas exploration and production companies in the Williston Basin.  RockPile began operations in July 2012.

In September 2012, through our wholly-owned subsidiary Triangle Caliber Holdings, LLC, we formed Caliber Midstream Partners, L.P. (“Caliber”), an unconsolidated joint venture with First Reserve Energy Infrastructure Fund (“FREIF”).  Caliber was formed for the purpose of providing oil, natural gas and water transportation services to oil and natural gas exploration and production companies in the Williston Basin.

The Company also holds leasehold interests in acreage in the Maritimes Basin of Nova Scotia.

2.  BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements as of April 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars.  Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the Securities and Exchange Commission (“SEC”), and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts.  Note 3 — Summary of Significant Accounting Policies describes our significant accounting policies.

Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.  We believe the disclosures made are adequate to make the information not misleading.  We recommend that these condensed consolidated financial statements be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on April 17, 2014 (the “Fiscal 2014 Form 10-K”).

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the three months ended April 30, 2014, are not necessarily indicative of the operating results for the entire fiscal year ending January 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management believes the major estimates and assumptions impacting our condensed consolidated financial statements are the following:

•                  estimates of proved reserves of oil and natural gas, which affect the calculations of amortization and consideration of any possible impairment of capitalized costs of proved oil and natural gas properties;

•                  estimates of the fair value of unproved oil and natural gas properties we own and the consideration of any possible impairment;

•                  assumptions impacting our estimates as to the future realization of deferred income tax assets and the amount of our deferred tax liabilities;

•                  consideration of any impairment of our other long-term assets;

•                  depreciation of property and equipment; and

•                  valuation of derivative instruments.

Actual results may differ from estimates and assumptions of future events.  Future production may vary materially from estimated oil and natural gas proved reserves.  Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

Principles of Consolidation

The accounts of Triangle and its wholly-owned subsidiaries are presented in the accompanying condensed consolidated financial statements.  All intercompany transactions and balances are eliminated in consolidation.  Triangle generally uses the equity method of accounting for investments in entities in which Triangle has an ownership between 20.0% and 50.0% and exercises significant influence.  Triangle Caliber Holdings, LLC, a wholly-owned subsidiary of Triangle, is a joint venture partner in Caliber.  The Company’s investment in Caliber is accounted for utilizing the equity method of accounting.  See Note 7 - Equity Investment for further discussion.

Reclassifications

Certain amounts in the condensed consolidated balance sheet as of January 31, 2014, and in our condensed consolidated statement of operations and comprehensive income for the quarter ended April 30, 2013, have been reclassified to conform to the financial statement presentation for the quarter ended April 30, 2014.  Such reclassifications had no impact on consolidated total assets, stockholders’ equity or net income previously reported.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in Note 3 - Summary of Significant Accounting Policies in our audited financial statements included in our Fiscal 2014 Form 10-K.

New Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for the Company beginning in fiscal year 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

Accounting standard-setting organizations frequently issue new or revised accounting rules.  We regularly review new pronouncements to determine their impact, if any, on our condensed consolidated financial statements.  Other than the standard discussed above, there are no significant accounting standards applicable to Triangle which have not been adopted.

4.  SEGMENT REPORTING

We conduct our operations with two reportable operating segments.  We identified each segment based on management’s responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as all operations are in the Williston Basin of the United States.  The exploration and production operating segment is responsible for finding and producing oil and natural gas.  The oilfield services segment is responsible for a variety of oilfield and complementary services for both Triangle-operated wells and wells operated by third-parties.

Management evaluates the performance of our segments based upon net income (loss) before income taxes.  The following tables present selected financial information for our operating segments for the three months ended April 30, 2014 and 2013:

	For the Three Months Ended April 30, 2014
(in thousands)	Exploration and Production	Oilfield Services	Corporate and Other (1)	Eliminations and Other	Consolidated Total
Revenues
Oil, natural gas and natural gas liquids sales	$60,834	$—	$—	$—	$60,834
Oilfield services for third parties	—	39,557	—	(609)	38,948
Intersegment revenues	—	21,875	—	(21,875)	—
Other	—	—	177	(177)	—
Total revenues	60,834	61,432	177	(22,661)	99,782
Expenses
Production taxes and other lease operating	11,074	—	—	—	11,074
Gathering, transportation and processing	3,802	—	—	—	3,802
Depreciation and amortization	18,612	3,590	176	(1,200)	21,178
Accretion of asset retirement obligations	134	—	—	—	134
Cost of oilfield services	—	43,711	—	(16,001)	27,710
General and administrative:
Stock-based compensation	395	90	1,523	—	2,008
Other general and administrative	2,914	5,097	3,518	—	11,529
Total operating expenses	36,931	52,488	5,217	(17,201)	77,435
Income (loss) from operations	23,903	8,944	(5,040)	(5,460)	22,347
Other income (expense), net	(6,431)	(507)	9,321	(177)	2,206
Net income (loss) before income taxes	$17,472	$8,437	$4,281	$(5,637)	$24,553

	As of April 30, 2014
Total assets (2)	$908,941	$124,923	$181,098	$(72,441)	$1,142,521
Net oil and natural gas properties	$805,537	$—	$—	$(53,441)	$752,096
Oilfield services equipment - net	$—	$55,746	$—	$—	$55,746
Other property and equipment - net	$1,574	$19,946	$5,442	$—	$26,962
Total liabilities	$384,912	$79,361	$139,695	$—	$603,968

(1)         Corporate and Other includes our corporate office and several subsidiaries that management does not consider to be part of the exploration and production or oilfield services segments.  Also included are our results from our investment in Caliber, including any changes in the fair value of our equity investment derivatives.  Other than our investment in Caliber, these subsidiaries have limited activities.

(2)         Our Corporate and Other total assets consist primarily of cash and cash equivalents of $75.8 million and our investment in Caliber of $79.0 million, in addition to the Company’s investment in RockPile which is subsequently eliminated.

	For the Three Months Ended April 30, 2013
(in thousands)	Exploration and Production	Oilfield Services	Corporate and Other (1)	Eliminations and Other	Consolidated Total
Revenues
Oil, natural gas and natural gas liquids sales	$21,060	$—	$—	$—	$21,060
Oilfield services for third parties	—	15,144	—	(1,910)	13,234
Intersegment revenues	—	11,739	—	(11,739)	—
Other	—	—	276	(276)	—
Total revenues	21,060	26,883	276	(13,925)	34,294
Expenses
Production taxes and other lease operating	4,660	—	—	—	4,660
Gathering, transportation and processing	37	—	—	—	37
Depreciation and amortization	6,618	1,239	123	(507)	7,473
Accretion of asset retirement obligations	8	—	—	—	8
Cost of oilfield services	—	19,121	—	(7,935)	11,186
General and administrative:
Stock-based compensation	322	211	1,062	—	1,595
Other general and administrative	1,567	1,979	1,461	—	5,007
Total operating expenses	13,212	22,550	2,646	(8,442)	29,966
Income (loss) from operations	7,848	4,333	(2,370)	(5,483)	4,328
Other income (expense), net	1,451	(153)	(415)	—	883
Net income (loss) before income taxes	$9,299	$4,180	$(2,785)	$(5,483)	$5,211

(1)         Corporate and Other includes our corporate office and several subsidiaries that management does not consider to be part of the exploration and production or oilfield services segments.  Also included are our results from our investment in Caliber, including any changes in the fair value of our equity investment derivatives.  Other than our investment in Caliber, these subsidiaries have limited activity.

Eliminations and Other

For consolidation, intercompany revenues and expenses are eliminated with a corresponding reduction in Triangle’s capitalized well costs.

Under the full cost method, we deferred recognition of an additional $0.6 million and $1.9 million in service income for the three month periods ended April 30, 2014 and 2013, respectively, by charging such service income against service revenue and crediting capitalized costs of the related wells.  The deferred income is indirectly recognized in future periods through a lower amortization rate as proved reserves are produced.

5.  PROPERTY AND EQUIPMENT

Acquisitions

Kodiak Oil & Gas Property Acquisition

On August 28, 2013, TUSA acquired from Kodiak Oil & Gas Corporation (“Kodiak”) interests in approximately 5,600 net acres of Williston Basin leaseholds, and related producing properties along with various other related rights, permits, contracts, equipment and other assets located in McKenzie County, North Dakota.  We paid approximately $83.8 million in cash, subject to customary post-closing adjustments.  The effective date for the acquisition was July 1, 2013.

The acquisition is accounted for using the acquisition method under ASC-805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date of August 28, 2013.  The final purchase price allocation is pending the completion of management’s assessment of the fair value of the assets acquired and liabilities assumed.  Accordingly, the allocation may change as additional information becomes available and is assessed by the Company, and the impact of such changes may be material.

The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed:

(in thousands)
Preliminary purchase price:
Consideration given
Cash		$83,805
Total consideration given		$83,805

Preliminary fair value allocation of purchase price:
Oil and natural gas properties:
Proved properties	$50,200
Unproved properties	32,976
Total oil and natural gas properties		83,176
Accounts payable		761
Asset retirement obligations assumed		(132)
Fair value of net assets acquired		$83,805

Also, on August 2, 2013, the Company closed a trade agreement with Kodiak (the “Trade Agreement”) to exchange certain of Triangle’s oil and natural gas leasehold interests in Kodiak’s operated units in return for approximately 600 net acres of leasehold interests held by Kodiak in units then operated by the Company.  The effective date of the Trade Agreement was also July 1, 2013.

Pro Forma Financial Information

The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired and exchanged from Kodiak for the three months ended April 30, 2013, as if the acquisition and exchange had occurred on February 1, 2012.  As Kodiak’s fiscal year is within 93 days of the Company’s fiscal year, no adjustment for the differing periods has been considered.  The following pro forma results include the operating revenues and direct operating expenses for the acquired and exchanged properties for the three months ended April 30, 2013:

For the Three Months Ended
(in thousands, except per share data)	April 30, 2013
Operating revenues	$40,664
Net income	$8,199

Earnings per common share
Basic	$0.13
Diluted	$0.13

Weighted average common shares outstanding:
Basic	63,955,152
Diluted	64,353,900

The pro forma information includes the effects of adjustments for depreciation, amortization and accretion expense of $3.4 million for the three months ended April 30, 2013.  The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired.  For purposes of pro forma earnings per common share, it was assumed that the net proceeds generated from the issuance of the Company’s common stock pursuant to the Stock Purchase Agreement with TIAA Oil and Gas Investments, LLC, on August 6, 2013, were utilized to fund this acquisition and that such issuance occurred on February 1, 2012.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed, or the common shares had been issued, as of February 1, 2012, nor are they necessarily indicative of future results.

Oil and Natural Gas Property Additions

During the three months ended April 30, 2014, we acquired oil and natural gas properties, and participated in the drilling and/or completion of wells, for total consideration of approximately $87.9 million.

In the three months ended April 30, 2014, we capitalized $1.2 million of internal land, geology and operations department costs directly associated with property acquisition, exploration (including lease record maintenance) and development.  In the three months ended April 30, 2013, we capitalized $0.7 million of internal land and geology costs directly associated with property acquisition, exploration (including lease record maintenance) and development.  The internal land and geology department costs were capitalized to unevaluated costs.

Oilfield Services Equipment Additions

Oilfield services equipment additions of $12.9 million during the three months ended April 30, 2014, consist primarily of the costs for two hydraulic fracturing spreads and other complementary well completion and workover equipment, $2.4 million of which was in service and $10.5 million of which was not yet placed in service at April 30, 2014.

6.  ASSET RETIREMENT OBLIGATIONS

The following table reflects the change in asset retirement obligations for the three months ended April 30, 2014:

	For the Three Months Ended
	April 30, 2014
(in thousands)	USA	Canada	Total
Balance, January 31, 2014	$2,570	$2,059	$4,629
Liabilities incurred	206	—	206
Sale of assets	(9)	—	(9)
Liabilities settled	—	(136)	(136)
Accretion	25	109	134
Balance, April 30, 2014	2,792	2,032	4,824
Less current portion of obligations	(1,368)	(2,032)	(3,400)
Long-term asset retirement obligations	$1,424	$—	$1,424

7.  EQUITY INVESTMENT

The Company’s investment interest in Caliber is considered to be variable, and Caliber is considered to be a variable interest entity because the power to direct the activities that most significantly impact Caliber’s economic performance does not reside with the holders of equity investment at risk.  However, the Company is not considered the primary beneficiary of Caliber since it does not have the power to direct the activities of Caliber that are considered most significant to the economic performance of Caliber.  Under the equity method, our investment will be adjusted each period for contributions made, distributions received, the change in the fair value of our holdings of equity investment derivatives of Caliber and our share of Caliber’s comprehensive income and accretion of any basis difference.  Our maximum exposure to loss related to Caliber is limited to our equity investment as presented in the accompanying condensed consolidated balance sheet at April 30, 2014.  We do not guarantee or otherwise support Caliber’s $200.0 million credit facility, and, as such, we would not have additional exposure associated with any borrowings on Caliber’s credit facility.

We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

As of April 30, 2014, the balance of the Company’s investment in Caliber was $79.0 million, which consisted of the following:

(in thousands, except units)	Units	Change In Value	Investment
Balance - January 31, 2014			$68,536
Change in fair value of:
Class A Trigger Units	4,000,000	$7,028	7,028
Class A Trigger Unit Warrant	1,600,000	$1,108	1,108
Series 1 Warrants	4,000,000	$2,434	2,434
Series 2 Warrants	2,400,000	$(86)	(86)
Series 3 Warrants	3,000,000	$3	3
Series 4 Warrants	2,000,000	$(33)	(33)
Distributions			—
Equity investment share of net income for the period			51
Balance - April 30, 2014			$79,041

See note 9 — Derivative Instruments for a discussion of the change in fair value of the Company’s equity derivative instruments noted above.

Triangle’s $0.05 million share of Caliber’s income for the three months ended April 30, 2014, was offset by $0.2 million of intra-company profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company.

8.  LONG-TERM DEBT

As of the dates indicated in the table below, the Company’s debt consisted of the following:

(in thousands)	April 30, 2014	January 31, 2014
TUSA credit facility	$238,000	$183,000
RockPile credit facility	44,616	21,515
5% Convertible Note	130,907	129,290
RockPile notes and mortgages payable	9,314	9,403
Total debt	422,837	343,208
Less current portion of debt:
RockPile credit facility	—	(8,450)
RockPile notes and mortgages payable	(406)	(401)
Total long-term debt	$422,431	$334,357

TUSA Credit Facility

On January 13, 2014, TUSA entered into Amendment No. 3 to the Amended and Restated Credit Agreement and Master Assignment (“Amendment No. 3”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and issuing lender, and the other lenders named therein, as lenders.  Amendment No. 3 amended that certain Amended and Restated Credit Agreement (the “A&R Credit Agreement”), dated April 11, 2013, as amended by that certain Amendment No. 1 to Amended and Restated Credit Agreement and Master Assignment, dated July 30, 2013, and that certain Amendment No. 2 to Amendment and Restated Master Assignment, dated October 16, 2013, to (i) broaden the definition of “Independent Engineering Report” to include a report prepared by or under the supervision of TUSA’s engineers if certain requirements are satisfied, and (ii) increase the borrowing base under the TUSA Credit Facility from $275.0 million to $320.0 million.  The amendments in Amendment No. 1 remaining in force were (i) provisions permitting TUSA to hedge up to 85.0% of the anticipated production of (x) oil, (y) gas, and (z) natural gas liquid volumes, respectively, attributable to TUSA’s total proved reserves, and (ii) revisions enabling TUSA to enter into a second lien credit facility at a future date.  The amendments in Amendment No. 2 remaining in force were (i) the addition of three new lenders under the facility, (ii) the extension of the maturity date to October 16, 2018, and (iii) the decrease of the applicable margins for ABR and Eurodollar advances by 0.25% at all utilization levels.  Further, the existing lenders assigned a portion of their lending commitments to the three new lenders.  As of April 30, 2014, TUSA, as borrower, had borrowings of $238.0 million outstanding under the A&R Credit Agreement, as amended by Amendment No. 3 (the “TUSA Credit Facility”).

The borrowing base under the TUSA Credit Facility is subject to redetermination by the beginning of November 2014 and thereafter on a semi-annual basis by the beginning of each May and November.  In addition, TUSA has the option to request two additional redeterminations during any calendar year.  In May 2014, the borrowing base was increased to $355.0 million (see Note 18 — Subsequent Events).

Borrowings under the TUSA Credit Facility bear interest, at TUSA’s option, at either (i) the ABR (the highest of (A) the administrative agent’s prime rate, (B) the federal funds rate plus 0.5%, or (C) the one-month Eurodollar rate (as defined in the Credit Agreement) plus 1%,), plus an applicable margin that ranges between 0.50% and 1.50%, depending on TUSA’s utilization percentage of the then effective borrowing base, or (ii) the Eurodollar rate plus an applicable margin that ranges between 1.50% and 2.50%, depending on TUSA’s utilization percentage of the then effective borrowing base. TUSA may prepay borrowings under the TUSA Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. All borrowings under the TUSA Credit Facility mature on October 16, 2018.

TUSA will pay a per annum fee on all letters of credit issued under the TUSA Credit Facility, which fee will equal the applicable margin for loans accruing interest based on the Eurodollar rate and a fronting fee to the issuing lender equal to 0.125% of the letter of credit amount. TUSA will pay a commitment fee that ranges between 0.375% and 0.50% per annum on the unused availability under the TUSA Credit Facility, depending on TUSA’s utilization percentage of the then effective borrowing base.

The TUSA Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events.  The TUSA Credit Facility also contains various covenants and restrictive provisions which may, among other things, limit TUSA’s ability to sell assets, incur additional indebtedness, make investments or loans, and create liens.

The TUSA Credit Facility contains financial covenants requiring TUSA to comply with the following: (i) TUSA must maintain a ratio of consolidated current assets to consolidated current liabilities (as those terms are defined in the TUSA Credit Facility) of at least 1.0 to 1.0; and (ii) the ratio of TUSA’s consolidated debt to consolidated EBITDAX (as those terms are defined in the TUSA Credit Facility and determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) may not be greater than 4.0 to 1.0.  As of April 30, 2014, TUSA was in compliance with all financial covenants under the TUSA Credit Facility.

Convertible Note

On July 31, 2012, the Company sold to NGP Triangle Holdings, LLC a $120.0 million Convertible Note (the “Convertible Note”) that became convertible after November 16, 2012 into the Company’s common stock at a conversion rate of one share per $8.00 of note principal (see Note 13 — Long-Term Debt in our audited financial statements included in our Fiscal 2014 Form 10-K).

The Convertible Note accrues interest at a rate of 5.0% per annum, compounded quarterly, on each December 31, March 31, June 30 and September 30, and on the date of any redemption, conversion or exchange of the Convertible Note.  Such interest is paid-in-kind by adding to the principal balance of the Convertible Note, provided that, after July 31, 2017, the Company has the option to make such interest payments in cash.  As of April 30, 2014, $10.9 million of accrued interest has been added to the principal balance of the Convertible Note.

RockPile Credit Facility

On March 25, 2014, RockPile entered into a Credit Agreement (the “FY2015 RockPile Credit Agreement”) by and among RockPile, as borrower, Citibank, N.A. (“Citi”), as administrative agent and collateral agent, Wells Fargo Bank, National Association (“Wells Fargo”), as joint lead arranger and joint book runner with Citi, and the other lenders party thereto.  The FY2015 RockPile Credit Agreement is a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to an aggregate of $150.0 million.

Borrowings under the FY2015 RockPile Credit Agreement bear interest, at RockPile’s option, at either (i) the alternative base rate (the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.5%, or (c) the one-month adjusted Eurodollar rate (as defined in the FY2015 RockPile Credit Agreement) plus 1.0%), plus an applicable margin that ranges between 1.5% and 2.25%, depending on RockPile’s leverage ratio as of the last day of RockPile’s most recent fiscal quarter, or (ii) the Eurodollar rate plus an applicable margin that ranges between 2.50% and 3.25%, depending on RockPile’s leverage ratio as of the last day of RockPile’s most recent fiscal quarter.  RockPile may prepay borrowings under the FY2015 RockPile Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.  All borrowings under the FY2015 RockPile Credit Agreement mature on March 25, 2019.

RockPile will pay a commitment fee that ranges between 0.375% and 0.50% per annum on the unused availability under the FY2015 RockPile Credit Agreement.  RockPile will also pay a per annum fee on all letters of credit issued under the FY2015 RockPile Credit Agreement, which will equal the applicable margin for loans accruing interest based on the Eurodollar rate and a fronting fee to the issuing lender equal to 0.125% of the letter of credit amount.  In connection with entering into the FY2015 RockPile Credit Agreement, RockPile paid certain upfront fees to the lenders thereunder, and RockPile paid certain arrangement and other fees to Citi and Wells Fargo.  Triangle is not a guarantor under the FY2015 RockPile Credit Agreement.  Upon entering into the FY2015 RockPile Credit Agreement, funds were drawn to pay off all outstanding borrowings under RockPile’s then outstanding Credit Agreement with Wells Fargo, and for working capital.  As of April 30, 2014, the interest rate on the loan was 5.0% and $44.6 million was outstanding on the loan.

The RockPile Credit Facility contains financial covenants requiring RockPile to comply with the following: (i) the ratio of RockPile’s consolidated debt to EBITDA (as defined in the FY2015 RockPile Credit Facility) may not be greater than 2.75 to 1.00 (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) and; (ii) RockPile must maintain a ratio of Adjusted EBITDA to Fixed Charges (as defined in the FY2015 RockPile Credit Facility) of at least 1.25 to 1.00 quarterly.  As of April 30, 2014, RockPile was in compliance with all financial covenants under the FY2015 RockPile Credit Facility.

RockPile Mortgages Payable to Dacotah Bank

Bakken Real Estate Development, LLC, a wholly-owned subsidiary of RockPile, has two mortgage loan agreements with Dacotah Bank in the amounts of $2.5 million, for its residential units, and $4.4 million, for its administrative and maintenance facility, all located in Dickinson, North Dakota.  The mortgage loans have a term of 15 years, bear interest at a variable rate equal to the Federal Home Loan Bank of Des Moines Five-Year Fixed-Rate Advance Rate plus 2.80%, and have a maturity date of December 15, 2028.

RockPile Notes Payable to Sellers of Team Well Service, Inc.

On October 16, 2013, RockPile issued two identical unsecured subordinated promissory notes to the sellers of Team Well Service Inc. (“Team Well”) in connection with its acquisition of Team Well.  The notes each have a face value of $0.5 million and bear interest at a fixed rate of 1.0%.  The loans have a maturity date of October 16, 2016, at which time the principal and accrued interest is due and payable.  The aggregate carrying value of the loans at April 30, 2014 was $0.9 million.  Over the term of the loans, the discount will be accreted on a monthly basis by increasing the carrying value of both notes and recording interest expense.

RockPile Hauck Apartments Mortgage

On November 20, 2013, RockPile closed on the purchase of a 12 unit apartment building in Dickinson, ND for a total purchase price of $1.8 million.  The purchase was funded by cash on hand and a mortgage from Dacotah Bank in the amount of $1.5 million.  The mortgage has a term of 15 years and bears interest at a variable rate equal to the Federal Home Loan Bank of Des Moines Five-Year Fixed-Rate Advance Rate plus 2.70%.  At April 30, 2014, the interest on the mortgage was 4.75% and the outstanding balance on the mortgage was $1.5 million.

9.  DERIVATIVE INSTRUMENTS

The following tables detail the fair value of the derivatives recorded in the applicable condensed consolidated balance sheets, by category (in thousands):

		As of April 30, 2014
Underlying Commodity	Balance Sheet Classification	Gross Amount of Recognized Assets (Liabilities)	Gross Amount of Offset	Net Amount of Assets (Liabilities)
Crude oil derivative contracts	Current liabilities	$(2,747)	$307	$(2,440)
Crude oil derivative contracts	Long-term liabilities	$(72)	$21	$(51)
Equity investment derivatives	Long-term assets	$50,188	$—	$50,188

		As of January 31, 2014
Underlying Commodity	Balance Sheet Classification	Gross Amount of Recognized Assets (Liabilities)	Gross Amount of Offset	Net Amount of Assets (Liabilities)
Crude oil derivative contracts	Current assets	$1,066	$(111)	$955
Crude oil derivative contracts	Long-term assets	$1,192	$—	$1,192
Equity investment derivatives	Long-term assets	$39,734	$—	$39,734

In regards to our commodity derivatives, the Company recorded a loss of $5.5 million for the three months ended April 30, 2014.  The Company recorded a gain on commodity derivative activities of $1.2 million for the three months ended April 30, 2013.  In regards to our equity investment derivatives, we recorded a gain of $10.5 million for the three months ended April 30, 2014.  The Company had no equity investment derivative activity during the three months ended April 30, 2013.

Commodity Derivative Instruments

Through TUSA, the Company has entered into commodity derivative instruments, as described below.  The Company has utilized costless collars and swaps to reduce the effect of price changes on a portion of our future oil production.  A collar requires us to pay the counterparty if the settlement price is above the ceiling price, and requires the counterparty to pay us if the settlement price is below the floor price.  The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage its exposure to commodity price risk.  While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements.  The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts, or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions.  The Company does not enter into derivative contracts for speculative purposes.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The Company’s derivative contracts are currently with four counterparties.  The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the same underlier with the counterparties in the event of contract termination.  The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities.  The Company has not designated any of its derivative contracts as fair value or cash flow hedges.  Therefore, the Company does not apply hedge accounting to its commodity derivative instruments.  Net gains and losses on derivative activities are recorded based on the changes in the fair values of the derivative instruments.  Net gains and losses on derivative activities are recorded in the gain (loss) from derivative activities line on the condensed consolidated statements of operations and comprehensive income.  The Company’s cash flow is only impacted when the actual settlements under the commodity derivative contracts result in making or receiving a payment to or from the counterparty.  These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s condensed consolidated statements of cash flows.

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

The Company’s commodity derivative contracts as of April 30, 2014 are summarized below:

Term End Date	Contract Type	Basis (1)	Quantity (Bbl/d)	Weighted Average Put Strike	Weighted Average Call Strike	Weighted Average Price
Fiscal 2015	Collar	NYMEX	4,836	$86.23	$100.04	—
Fiscal 2015	Swap	NYMEX	641	—	—	$95.05
Fiscal 2016	Collar	NYMEX	1,655	$81.71	$96.08	—

(1)         NYMEX refers to prices of West Texas Intermediate crude oil at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

Equity Investment Derivatives

As discussed in Note 7 — Equity Investment, the Company holds Class A Trigger Units, Class A Trigger Unit Warrants and Class A Warrants (Series 1 through Series 4) to acquire additional ownership in Caliber. These instruments are valued using the following valuation techniques that are generally less observable from objective sources.  As such, the Company has classified these instruments as Level 3.

Class A Trigger Units

As of April 30, 2014, the fair value of the Class A Trigger Units was assumed to be equal to the fair value of the underlying Class A Units of Caliber.  The fair value of the Caliber Class A Units and the Class A Trigger Units were determined based on the enterprise value of Caliber.  The enterprise value of Caliber was estimated employing primarily a discounted cash flow analysis.  The resulting value represented a marketable, minority value of Caliber.  As the Class A Units represent a non-marketable equity interest in a private enterprise, an adjustment to our preliminary value estimates was made to account for the lack of liquidity.  The concluded fair value of a single Class A Unit of Caliber was determined to be $11.28 at April 30, 2014, an increase of $1.28 per unit from January 31, 2014.  This increase in value resulted in a $7.0 million increase in the fair value of the Class A Trigger Units, resulting in an increase in our equity investment account in the accompanying unaudited condensed consolidated balance sheet as of April 30, 2014, and as a component of the gain reflected in the accompanying unaudited condensed consolidated statement of operations and comprehensive income in gain on equity investment derivatives.

Class A Trigger Unit Warrant and Class A (Series 1 through Series 4) Warrants

The fair value of the Class A Trigger Unit Warrant and the Class A (Series 1 through Series 4) Warrants as of April 30, 2014, were estimated using a Monte Carlo Simulation (“MCS”) model.  A MCS model provides a numeric approach to stochastic stock movement to forecast the future stock price of the underlying Class A Units, as opposed to an analytic solution provided by Black-Scholes.  For each MCS, the value of the Class A Units was forecasted at the end of each quarter based on a predetermined yield and the strike for the warrant is adjusted accordingly.  The model assumed that the warrants would be exercised at the earlier of (a) the contractual life of 12 years, and (b) the point at which the exercise price would be reduced to $5.00 per warrant (at which point it would be advantageous for Triangle to exercise early to capture future distributions on the Class A Units).  The key inputs to the MCS model are the same as the Black-Scholes model previously used including 10-year historical volatilities for publicly-traded comparable companies, risk-free interest rates over the expected warrant term and dividend yields based on expected distributions.  The change in fair value during the three months ended April 30, 2014 resulted in a $3.5 million increase in our equity investment account in the accompanying unaudited condensed consolidated balance sheet as of April 30, 2014, and as a component of the gain reflected in the accompanying unaudited condensed consolidated statement of operations and comprehensive income in gain on equity investment derivatives.

10.  FAIR VALUE MEASUREMENTS

The FASB’s ASC 820, Fair Value Measurement and Disclosure, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2014 and January 31, 2014 by level within the fair value hierarchy:

	As of April 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment derivative assets	$—	$—	$50,188	$50,188

Liabilities:
Commodity derivative liabilities	$—	$(2,491)	$—	$(2,491)
RockPile earn-out liability	$—	$(1,765)	$—	$(1,765)

	As of January 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment and commodity derivative assets	$—	$2,147	$39,734	$41,881

Liabilities:
RockPile earn-out liability	$—	$(1,739)	$—	$(1,739)

Commodity Derivative Instruments

The Company determines its estimate of the fair value of its commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating.  In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  The Company considers its counterparties to be of substantial credit quality and such counterparties have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions.  At April 30, 2014, derivative instruments utilized by the Company consisted of costless collars and swaps.  The crude oil derivative markets are highly active.  Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

Caliber Class A Trigger Units, Class A Trigger Unit Warrant and Class A (Series 1 through Series 4) Warrants

At April 30, 2014, the Caliber Class A Trigger Units and the Class A Trigger Unit Warrant and Class A (Series 1 through Series 4) Warrants are valued using valuation factors that are generally less observable from objective sources.  As such, the Company has classified these instruments as Level 3.  See Note 9 - Derivative Instruments for further discussion.

RockPile Earn-out Liability

The Company determined the estimated fair value of the earn-out liability relating to RockPile’s acquisition of Team Well using a market approach based on information derived from an analysis performed for RockPile by an independent third-party.  This analysis used publicly available information from market participants in the same industry, generally accepted methods for estimating an investor’s return requirements, and quoted market prices in active markets.  As such, the earn-out liability has been classified as Level 2.

Convertible Note

The Convertible Note had an estimated fair value at April 30, 2014 of $185.8 million, based on discounted cash flow analysis and option pricing (Level 3).  The increase in fair value from $169.2 million at January 31, 2014, is largely due to a greater option value for Triangle’s common stock based on an increase in the closing price of the stock to $9.62 per share at April 30, 2014 compared with $7.61 per share at January 31, 2014.

Summary of Level 3 Financial Assets and Liabilities

The following table presents the rollforward of the fair values of the Company’s Level 3 financial assets and liabilities:

(in thousands)	Convertible Notes	Class A Trigger Units	Warrants (1)
Beginning balance, January 31, 2014	$(169,170)	$38,091	$1,643
Interest paid in-kind	(1,617)	—	—
Net unrecognized loss	(14,993)	—	—
Net unrealized gain	—	7,028	3,426
Ending balance, April 30, 2014	$(185,780)	$45,119	$5,069

(1)           Includes Class A Trigger Units, Class A Trigger Unit Warrant and Class A (Series 1 through Series 4) Warrants.

11.  COMMITMENTS AND CONTINGENCIES

As of April 30, 2014, there were no known environmental or other regulatory matters related to the Company’s operations that were reasonably expected to result in a material liability other than asset retirement obligations which are reflected on the condensed consolidated balance sheet.  Non-compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s financial position, results of operations or cash flows.

As of April 30, 2014, the Company was subject to commitments on four drilling rig contracts.  The contracts expire between May 2014 and February 2015.  In the event of early termination of the contracts, the Company would be obligated to pay an aggregate amount of approximately $11.8 million as of April 30, 2014 as required under the terms of the contracts.

Pursuant to the Third Amended and Restated Employment Agreement, dated July 4, 2013 (the “Employment Agreement”), between the Company and Jonathan Samuels, our President and Chief Executive Officer, Mr. Samuels is entitled to a cash bonus payable upon a liquidity event involving RockPile or Caliber based on the percentage gain realized by the Company relative to its initial investment in the relevant entity.  The amount of this bonus would be equivalent to 5.0% of that gain in Caliber for a Caliber liquidity event, and 3.5% of that gain in RockPile for a RockPile liquidity event.  The right to the bonus vests and becomes non-forfeitable in thirds on the first three anniversaries of the execution date of the Employment Agreement, with acceleration or forfeiture of the unvested portions of such right upon the occurrence of certain events.  Because consummation of a liquidity event involving RockPile or Caliber is contingent on many unknown factors, the Company has determined that the contingent liability associated with such a bonus is not probable at April 30, 2014, and, therefore, no amounts have been recorded in the accompanying condensed consolidated balance sheets.

12.  CAPITAL STOCK

Common Stock

During the three months ended April 30, 2014, we issued 359,490 shares of the Company’s common stock (net of shares surrendered for related employee payroll tax withholding) for restricted stock units that vested during the period.

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

On July 4, 2013, the Company entered into a CEO Stand-Alone Stock Option Agreement with the Company’s President and Chief Executive Officer (the “CEO Option Grant”).  The CEO Option Grant is a stand-alone stock option agreement unrelated to the 2011 Plan.  As such, the CEO Option Grant required separate stockholder approval before any shares of the Company’s common stock could be issued thereunder.  At the Company’s Annual Meeting of Stockholders held on August 30, 2013, the CEO Option Grant was approved.

Effective October 22, 2012, RockPile’s Board of Managers approved the Second Amended and Restated Limited Liability Company Agreement, as further amended on February 20, 2013 (“RockPile LLC Agreement”) which includes provisions allowing RockPile to issue an aggregate of up to 6.0 million Series B Units in multiple series designated by a sequential number (i.e., Series B-1, Series B-2, etc.) with the ability to re-issue forfeited or redeemed Series B Units.

For the three months ended April 30, 2014 and 2013, the Company recorded stock based compensation related to restricted stock units, the CEO Option Grant and RockPile Series B Units as follows:

	Three Months Ended April 30,
(in thousands)	2014	2013
Restricted stock units	$1,771	$1,665
Stock options	486	—
RockPile stock based compensation related to Series B Units	90	211
	2,347	1,876
Less amounts capitalized to oil and natural gas properties	(339)	(281)
Compensation expense	$2,008	$1,595

Restricted Stock Units

During the three months ended April 30, 2014, the Company granted 771,350 restricted stock units as compensation to officers and employees.  The restricted stock units vest over one to five years.  As of April 30, 2014, there was approximately $18.4 million of total unrecognized compensation expense related to unvested restricted stock units.  This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 3.1 years.  When restricted stock units vest, the holder has the right to receive one share of the Company’s common stock per vesting unit.

The following table summarizes the status of restricted stock units outstanding:

	Number of Shares	Weighted- Average Award Date Fair Value
Restricted stock units outstanding - January 31, 2014	2,875,624	$6.75
Units granted	771,350	$8.75
Units forfeited	(181,530)	$6.07
Units that vested	(538,442)	$7.43
Restricted stock units outstanding - April 30, 2014	2,927,002	$7.08

Stock Options

The Company issued no stock options during the three months ended April 30, 2014.

As of April 30, 2014, there was approximately $17.8 million of total unrecognized compensation expense related to stock options (including those issued under the CEO Option Grant and the Rolling Plan).  This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 4.5 years.  The following table summarizes the status of stock options outstanding:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - January 31, 2014 (108,333 exercisable)	6,108,333	$11.07
Options forfeited	—	$—
Options exercised	—	$—
Options granted	—	$—
Options outstanding - April 30, 2014 (108,333 exercisable)	6,108,333	$11.07

The following table presents additional information related to the stock options outstanding at April 30, 2014:

	Remaining
Exercise Price	Contractual Life	Number of shares
per Share	(years)	Outstanding	Exercisable
$1.25	0.59	108,333	108,333
$7.50	9.18	750,000	—
$8.50	9.18	750,000	—
$10.00	9.18	1,500,000	—
$12.00	9.18	1,500,000	—
$15.00	9.18	1,500,000	—
		6,108,333	108,333

Weighted average exercise price per share		$11.07	$1.25

Weighted average remaining contractual life		9.11	0.59

RockPile Share-Based Compensation

RockPile did not issue any Series B units during the three months ended April 30, 2014.

A summary of RockPile’s total Series B units is as follows:

	Weighted Average (years)	Series B Units Outstanding, April 30, 2014	Vested	Unvested
Series B-1 Unit Grants	0.34	3,100,000	2,566,667	533,333
Series B-2 Unit Grants	1.33	60,000	15,000	45,000
Series B-3 Unit Grants	3.03	910,000	—	910,000
Total		4,070,000	2,581,667	1,488,333

As of April 30, 2014, there was approximately $0.7 million of unrecognized compensation cost related to unvested Series B Units.  We expect to recognize such cost on a pro-rata basis on the Series B Units’ vesting schedule during the next three fiscal years.

13.  EARNINGS PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share reflects increases in average shares outstanding from the potential dilution, under the treasury stock method, that could occur upon (i) exercise of stock options, and (ii) vesting of restricted stock units.  The treasury stock method assumes exercise, vesting or conversion at the beginning of a period for securities outstanding at the end of a period.  Also, the treasury stock method for calculating dilution assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company at the quarter’s average stock price using assumed proceeds from (a) the exercise cost of the options, and (b) the foregone future compensation expense of hypothetical early vesting of the outstanding restricted stock units.  The assumed proceeds are adjusted for income tax effects.

The potential dilution from the conversion of the Convertible Note is determined using the “if converted” method whereby the shares issuable upon conversion are added to the denominator and the current period interest expense is added to the numerator, on an after-tax basis, to determine the dilutive effect had such conversion occurred at the beginning of the period.

The table below sets forth the computations of net income per common share (basic and diluted) for the three months ended April 30, 2014 and 2013:

	For the Three Months Ended
	April 30,
(in thousands, except per share data)	2014	2013
Net income attributable to common stockholders	$14,542	$5,211
Effect of debt conversion	918	—
Net income attributable to common stockholders after effect of debt conversion	15,460	5,211

Basic weighted average common shares outstanding	85,951,910	52,605,152
Effect of dilutive securities	17,362,426	398,749
Diluted weighted average common shares outstanding	103,314,336	53,003,901

Basic net income per share	$0.17	$0.10
Diluted net income per share	$0.15	$0.10

Of the stock options, restricted stock units and convertible debt outstanding at April 30, 2014, only the 6.0 million outstanding options in the CEO Option Grant were anti-dilutive for the three months ended April 30, 2014, and their underlying shares of common stock were excluded from the calculation of the diluted net income per share for that three-month period.  These awards could be potentially dilutive in future periods.

14.  INCOME TAXES

The effective tax rate for the three months ended April 30, 2014, was 40.8%, which differs from the statutory income tax rate due primarily to permanent book to tax differences and state income taxes.  Neither a tax expense nor a tax benefit was recognized for the three months ended April 30, 2013.

As of April 30, 2014, the Company had no unrecognized tax benefits (or associated ASC 740-10-25 liabilities) for ASC 740-10-25 purposes.  The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company’s ASC 740-10-25 position during the first quarter of fiscal year 2015.  Given the substantial net operating loss carry forwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, as any such adjustments would very likely adjust only net operating loss carry forwards.

15.  RELATED PARTY TRANSACTIONS

On September 12, 2013, TUSA and Caliber North Dakota amended and restated two midstream services agreements, which the parties originally entered into on October 1, 2012.  Caliber North Dakota is a wholly-owned subsidiary of Caliber.  The two original midstream services agreements were as follows:  (a) an agreement for crude oil gathering, stabilization, treating and redelivery, and (b) an agreement for (i) natural gas compression, gathering, dehydration, processing and redelivery; (ii) produced water transportation and disposal services; and (iii) fresh water transportation for TUSA’s oil and natural gas drilling and production operations.  The two agreements were revised to include an additional acreage dedication from TUSA to Caliber North Dakota and an increased firm volume commitment by Caliber North Dakota for each service line.  The revenue commitment language included in the original midstream services agreements was removed and replaced by a stand-alone agreement.

TUSA maintained the commitment included in the original midstream services agreement to deliver minimum monthly revenues derived from the fees paid by TUSA to Caliber North Dakota for volumes of oil, natural gas, produced water, and fresh water for a primary term of 15 years beginning on the in-service date of the Caliber North Dakota facilities and added a commitment to deliver additional minimum monthly revenues derived from the fees paid by TUSA to Caliber North Dakota related to the increased acreage dedication and increased firm volume commitment.  The minimum commitment over the term of the agreements is $405.0 million.

For the three months ended April 30, 2014, Caliber North Dakota had $4.0 million of revenue, $3.8 million of which was from TUSA, mainly comprised of fresh water and water disposal revenues.  See Note 7 — Equity Investment.

For the three month period ended April 30, 2014, Triangle received $0.3 million from Caliber for administrative services supplemental to those provided by Caliber employees and pursuant to the October 1, 2012 Services Agreement between Triangle and Caliber.

16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Three Months Ended
	April 30,
(in thousands)	2014	2013
Cash paid during the period for:
Interest expense	$1,661	$237

Non-cash investing activities:
Additions (reductions) to oil and natural gas properties through:
Increased (decreased) accrued liabilities and prepaid well costs	$10,167	$(8,763)
Capitalized stock based compensation	$339	$281
Change in asset retirement obligations	$197	$(87)
Capitalized interest	$789	$605

17.  SIGNIFICANT CHANGES IN PROVED OIL AND NATURAL GAS RESERVES

Our proved oil and natural gas reserves at April 30, 2014 increased from our proved oil and natural gas reserves at January 31, 2014.  Our proved reserves are in the Bakken and Three Forks formations in the North Dakota counties of McKenzie, Williams, Stark, Mountrail and Dunn and in Roosevelt county Montana.

The reserve estimates at April 30, 2014 were estimated by our in-house reservoir engineer, who has been a Petroleum Engineer since 1995 and has over 19 years of experience.  Our reserve estimate at January 31, 2014 was audited by Cawley, Gillespie & Associates, Inc., an independent petroleum engineering firm.  Proved reserves are the estimated quantities of oil and natural gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and the price to be used is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period.  For the purposes of preparing the estimates of proved reserves presented below, such average prices were $92.51 per barrel of oil, $46.41 per barrel of natural gas liquids and $5.32 per Mcf of natural gas for the reserves presented as of April 30, 2014.  For the reserves presented as of January 31, 2014, the average prices were $93.09 per barrel of oil, $44.10 per barrel of natural gas liquids and $3.99 per Mcf of natural gas.

	% of	April 30, 2014				January 31,
	Reserves	Oil	Gas	NGL		2014
Reserve Category	(Mboe)	(Mbbls)	(MMcf)	(Mbbls)	Mboe	Mboe

Proved Developed	52%	17,265	14,512	2,035	21,719	16,995
Proved Undeveloped	48%	16,140	12,941	2,087	20,384	23,319
Total Proved	100%	33,405	27,453	4,122	42,103	40,314

The primary reason for the increase in proved reserves is the drilling and completion of wells in the first three months of fiscal year 2015.  Our net interest in proved developed wells increased 20% from 50.0 net wells at January 31, 2014 to 60.0 net wells at April 30, 2014, and our net interest in proved undeveloped locations decreased 13% from 52.5 net future development wells at January 31, 2014 to 45.7 net future development wells at April 30, 2014.

18.  SUBSEQUENT EVENTS

Property Acquisition Agreements

In May 2014, TUSA entered into two definitive purchase and sale agreements to acquire from unrelated third parties approximately 46,100 net acres and various other related rights, permits, contracts, equipment and other assets located in Williams County, North Dakota, Sheridan County, Montana, and Roosevelt County, Montana.  The aggregate purchase price is $135.0 million, subject to potential adjustments for each transaction including, but not limited to, adjustments for certain title and environmental defects, if any, as well as customary adjustments to reflect the operation of the oil and gas assets following the January 1, 2014 effective date and prior to the closing date.  The acquisitions are subject to customary closing conditions.  The Company anticipates using cash on hand, borrowings under the TUSA Credit Facility and an anticipated senior secured second lien term loan facility to fund the acquisitions.

TUSA Credit Facility Amendments

On May 9, 2014, TUSA entered into Amendment No. 4 to the Amended and Restated Credit Agreement and Joinder Agreement (“Amendment No. 4”) with Wells Fargo, as administrative agent and issuing lender, and the other lenders named therein, as lenders.  Amendment No. 4 amended the TUSA Credit Facility to (i) increase the borrowing base under the TUSA Credit Facility from $320.0 million to $355.0 million, (ii) add three new lenders to the facility, (iii) add a borrowing base redetermination by August 1, 2014, (iv) cause the borrowing base to increase by an additional $10.0 million upon closing an acquisition of certain oil and gas properties located in Williams County, North Dakota (“Acquisition No. 1”), (v) permit a one-time distribution to the Company of any funds contributed by the Company to TUSA in connection with closing Acquisition No. 1 (the “Permitted Distribution”), and (vi) permit TUSA to enter into a second lien credit facility of up to $100.0 million.

On May 14, 2014, TUSA entered into Amendment No. 5 to the Amended and Restated Credit Agreement and Joinder Agreement (“Amendment No. 5”) with Wells Fargo, as administrative agent and issuing lender, and the other lenders named therein, as lenders.  Amendment No. 5 amended the TUSA Credit Facility, as amended by Amendment No. 4, to (i) cause the borrowing base to increase by an additional $40.0 million upon closing an acquisition of certain oil and gas properties located in Williams County, North Dakota, Sheridan County, Montana, and Roosevelt County, Montana (“Acquisition No. 2”), and (ii) amend the Permitted Distribution provision to include funds contributed by the Company to TUSA in connection with closing Acquisition No. 2.

All other material terms of the TUSA Credit Facility were unchanged by Amendment No. 4 and Amendment No. 5.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the U.S. Securities and Exchange Commission (“SEC”), or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements reflect our current expectations or forecasts of future events.  Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “likely,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements.  Statements in this quarterly report that are not statements of historical facts are hereby identified as forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

These forward-looking statements include, but are not limited to, statements about:

•                  Triangle’s future capital expenditures and performance;

•                  our future operating results;

•                  anticipated drilling and development;

•                  drilling results;

•                  results of acquisitions;

•                  Triangle’s relationships with partners;

•                  Triangle’s plans for RockPile Energy Services, LLC (“RockPile”); and

•                  Triangle’s plans for Caliber Midstream Partners LP (“Caliber”).

Actual results or developments may be different than we anticipate or may have unanticipated consequences to, or effects on, us or our business or operations.  All of the forward-looking statements made in this report are qualified by the discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on April 17, 2014 (the “Fiscal 2014 Form 10-K”) and in our other public filings with the SEC.  Although the expectations reflected in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and in our future reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Overview

Triangle Petroleum Corporation (“Triangle,” the “Company,” “we” or “our”) is a growth-oriented, independent energy holding company with three principal lines of business: oil and natural gas exploration, development and production; oilfield services; and midstream services.  We conduct these activities in the Williston Basin of North Dakota and Montana through the Company’s two principal wholly-owned subsidiaries and our equity joint venture:

•                  Triangle USA Petroleum Company (“TUSA”) conducts our exploration and production operations by acquiring and developing unconventional shale oil and natural gas resources;

•                  RockPile is a provider of hydraulic pressure pumping and complementary well completion and workover services;

•                  Caliber is our 30% owned joint venture with First Reserve Energy Infrastructure Fund (“FREIF”).  Caliber provides freshwater delivery, produced water transportation and disposal, crude oil gathering and stabilization services, and natural gas gathering and processing services.

Our primary focus at TUSA is to grow our production volumes through the efficient development of our operated Bakken Shale and Three Forks drilling inventory.  We completed our first operated well in May 2012.  From May 2012 through April 30, 2014, we have completed 56 gross (40.7 net) operated wells.  Our average net daily production for the quarter ended April 30, 2014 was 8,129 Boepd, approximately 85% of which was operated production.  The growth we have experienced is facilitated by the use of pad drilling, which increases efficiencies while controlling costs and minimizing environmental impact.  We also use advanced completion, collection and production techniques designed to optimize reservoir production while reducing costs.  Our estimated proved oil and natural gas reserves as of April 30, 2014 totaled 42,103 Mboe (79% oil).

In an effort to better control key operations, reduce costs, and retain supply chain value in the Williston Basin, which we view as a resource-constrained and cost-heavy basin, we formed RockPile and entered into our 30% owned joint venture arrangement with FREIF to form Caliber. RockPile’s services lower our realized well completion costs, and RockPile affords us greater control over completion schedules, quality control and pay cycles.  We expect that Caliber will reduce the cost and environmental impacts of trucking oil and water and reduce or eliminate the emissions generated by the flaring of produced natural gas from our operated wells.  In addition to providing services to TUSA, RockPile and Caliber are focused on growing their respective businesses through securing independent, third-party contracts.

Triangle has two reportable operating segments.  Our exploration and production operating segment and our oilfield services operating segment are managed separately because of the nature of their products and services.  The focus of the exploration and production operating segment is finding and producing oil and natural gas.  The focus of the oilfield services operating segment is pressure pumping for both TUSA-operated wells and wells operated by third-parties.  See Note 4 - Segment Reporting under Item 1 of this Quarterly Report for additional information on our segments.

Summary of operating and financial results for the three months ended April 30, 2014:

•                  Production volumes totaled 723,518 Boe for the three months ended April 30, 2014 compared to 241,525 Boe for the three months ended April 30, 2013, an increase of 200%.

•                  Oil and natural gas sales were $60.8 million compared to $21.1 million for the three months ended April 30, 2013.

•                  Our average realized oil price increased to $90.88 per barrel compared to $89.69 per barrel in the first three months of fiscal year 2014.

•                  Net income was $14.5 million for the three months ended April 30, 2014 compared to $5.2 million for the three months ended April 30, 2013.

•                  Cash flow provided by operating activities was $39.8 million for the period ended April 30, 2014 compared to $8.3 million for the three months ended April 30, 2013.

•                  Spud 13 gross (9.1 net) operated wells and completed nine gross (6.1 net) operated wells during the three months ended April 30, 2014.

Recent Events

New RockPile Credit Facility

On March 25, 2014, RockPile entered into a Credit Agreement (the “FY2015 RockPile Credit Agreement”) by and among RockPile, as borrower, Citibank, N.A. (“Citi”), as administrative agent and collateral agent, Wells Fargo Bank, National Association (“Wells Fargo”), as joint lead arranger and joint book runner with Citi, and the other lenders party thereto.  The FY2015 RockPile Credit Agreement provides for a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to $150.0 million.  The credit facility is expected to support RockPile’s growth initiatives and enable RockPile to remain self-funded as it contemplates additional investment in the infrastructure and equipment necessary to support broad-based growth across its service lines.  A portion of the credit facility proceeds was utilized to refinance RockPile’s existing indebtedness.  Neither Triangle nor its non-RockPile subsidiaries act as a guarantor under the FY2015 RockPile Credit Agreement.

Property Acquisition Agreements

In May 2014, TUSA entered into two definitive purchase and sale agreements to acquire from unrelated third parties approximately 46,100 net acres and various other related rights, permits, contracts, equipment and other assets located in Williams County, North Dakota, Sheridan County, Montana, and Roosevelt County, Montana.  The aggregate purchase price is $135.0 million, subject to potential adjustments for each transaction including, but not limited to, adjustments for certain title and environmental defects, if any, as well as customary adjustments to reflect the operation of the oil and gas assets following the January 1, 2014 effective date and prior to the closing date.  The acquisitions are subject to customary closing conditions.

TUSA Credit Facility Amendments

On May 9, 2014, TUSA entered into Amendment No. 4 to Amended and Restated Credit Agreement and Joinder Agreement (“Amendment No. 4”) with Wells Fargo as administrative agent and issuing lender, and the other lenders named therein, as lenders.  Amendment No. 4 amended that certain Amended and Restated Credit Agreement, dated April 11, 2013, as previously amended (the “TUSA Credit Facility”), to (i) increase the borrowing base under the TUSA Credit Facility from $320.0 million to $355.0 million, (ii) add three new lenders to the facility, (iii) add a borrowing base redetermination by August 1, 2014, (iv) cause the borrowing base to increase by an additional $10.0 million upon closing an acquisition of certain oil and gas properties located in Williams County, North Dakota (as discussed above under “Property Acquisition Agreements,” “Acquisition No. 1”), (v) permit a one-time distribution to the Company of any funds contributed by the Company to TUSA in connection with closing Acquisition No. 1 (the “Permitted

Distribution”), and (vi) permit TUSA to enter into a second lien credit facility of up to $100.0 million.  All other material terms of the TUSA Credit Facility remain unchanged.

On May 14, 2014, TUSA entered into entered into Amendment No. 5 to Amended and Restated Credit Agreement and Joinder Agreement (“Amendment No. 5”) with Wells Fargo, as administrative agent and issuing lender, and the other lenders named therein, as lenders.  Amendment No. 5 amended the TUSA Credit Facility, as amended by Amendment No. 4, to (i) cause the borrowing base to increase by an additional $40.0 million upon closing an acquisition of certain oil and gas properties located in Williams County, North Dakota, Sheridan County, Montana, and Roosevelt County, Montana (as discussed above under “Property Acquisition Agreements,” “Acquisition No. 2”), and (ii) amend the Permitted Distribution provision to include funds contributed by the Company to TUSA in connection with closing Acquisition No. 2.

Reserve Update

As of April 30, 2014, we have estimated proved reserves of 33.4 million barrels of oil, 4.1 million barrels of natural gas liquids and 27.5 billion cubic feet of natural gas, or 42.1 million barrels of oil equivalent (MMboe).  Our reserve quantities are comprised of 79% crude oil, 10% natural gas liquids and 11% natural gas.  The April 30, 2014 proved reserves reflect a 4% increase over the January 31, 2014 proved reserves of 40,314 MMboe.  Our proved reserves at April 30, 2014 were estimated by our in-house reservoir engineer, who has been a Petroleum Engineer since 1995 and has over 19 years of experience.

The following table summarizes our estimates of proved reserves as of April 30, 2014:

	% of	April 30, 2014				January 31,
	Reserves	Oil	Gas	NGL		2014	%
Reserve Category	(Mboe)	(Mbbls)	(MMcf)	(Mbbls)	Mboe	Mboe	Change

Proved Developed	52%	17,265	14,512	2,035	21,719	16,995	28%
Proved Undeveloped	48%	16,140	12,941	2,087	20,384	23,319	-13%
Total Proved	100%	33,405	27,453	4,122	42,103	40,314	4%

In estimating the proved reserves presented above, we used the SEC’s definition of proved reserves.  Projected future cash flows were based on economic and operating conditions as of April 30, 2014 except that future oil and natural gas prices used in the projections reflected an unweighted arithmetic average of the first-day-of-the-month price for each month during the 12-month period prior to that date.  The average prices were $92.51 per barrel of oil, $46.41 per barrel of natural gas liquids and $5.32 per Mcf of natural gas for the reserves presented as of April 30, 2014.  For the reserves presented as of January 31, 2014, the average prices were $93.09 per barrel of oil, $44.10 per barrel of natural gas liquids and $3.99 per Mcf of natural gas.

Volumes of reserves that will actually be recovered may differ significantly from the proved reserve estimates.  Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way.  The accuracy of any reserve estimate is a function of, among other things, the quality of available data, and engineering and geological interpretation and judgment.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates.  Accordingly, reserve estimates are often different from the quantities that are ultimately recovered.

Drilling and Completions

The following tables summarize the wells spud and completed during the three months ended April 30, 2014:

	For the Three Months Ended April 30, 2014
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	13	9.1	9	6.1
Non-operated wells	23	0.6	10	0.5
	36	9.7	19	6.6

Properties, Plan of Operations and Capital Expenditures

We own operated and non-operated leasehold positions in the Williston Basin.  As of April 30, 2014, we have completed a total of 56 gross (40.7 net) operated wells in the Williston Basin.  During fiscal year 2015, we anticipate drilling approximately 48 gross (35.0 net) operated wells and completing approximately 44 gross (32.7 net) operated wells in North Dakota or eastern Montana for completion in the Bakken Shale or Three Forks formations.  Of the 44 gross wells expected to be completed in fiscal year 2015, we have completed nine gross wells and had an additional 11 gross wells in progress as of April 30, 2014.  Forty-two of the gross wells are planned to be in the Bakken Shale and two of the gross wells are planned for the Three Forks formation.  We also have economic interests in approximately 278 gross (12.1 net) non-operated wells.

We are currently running a four-rig drilling program, which we anticipate continuing for the remainder of fiscal year 2015.  The focus of our drilling program is on our core area in McKenzie and Williams Counties, North Dakota, which we refer to as our “Core Acreage.”

Our oil and natural gas property expenditures are summarized in the following tables for the periods indicated:

	Three Months Ended April 30
(in thousands)	2014	2013
Costs incurred during the year
Acquisition of properties:
Proved	$815	$3
Unproved	3,578	2,177
Exploration	10,974	25,198
Development	72,346	35,583
Oil and natural gas expenditures	87,713	62,961
Asset retirement obligations, net	197	(87)
	$87,910	$62,874

U.S. Leaseholds

As of April 30, 2014, we had approximately 2,700 lease agreements representing approximately 209,248 gross and 89,137 net acres in the Williston Basin of North Dakota and Montana.  The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
North Dakota	98,011	32,488	37,036	9,112	135,047	41,600
Montana	1,176	406	73,025	47,131	74,201	47,537
Total Williston Basin	99,187	32,894	110,061	56,243	209,248	89,137

We are subject to lease expirations if we (or, in the case of non-operated acreage, the operator) do not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage will expire at the end of their respective primary terms except for leases where we (i) make extension payment(s) under the lease terms, (ii) renew the existing lease, (iii) establish commercial production paying royalties to the lessor, or (iv) exercise some other “savings clause” in the lease.  We expect to establish production from most of our acreage prior to expiration of the applicable lease terms, but there can be no guarantee we will do so.

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

Results of Operations for the Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013

For the fiscal quarter ended April 30, 2014, we recorded net income attributable to common stockholders of $14.5 million ($0.17 per share of common stock - basic and $0.15 per share of common stock - diluted) as compared to net income attributable to common stockholders of $5.2 million ($0.10 per share of common stock, basic and diluted) for the quarter ended April 30, 2013.  The following table summarizes production volumes, average realized prices, oil and natural gas revenues and operating expenses for the quarters ended April 30, 2014 and 2013:

	For the Three Months Ended		Change
	April 30,		Increase	% Increase
U.S. Oil and Natural Gas Operations	2014	2013	(Decrease)	(Decrease)
Production volumes:
Crude oil (Bbls)	598,270	232,253	366,017	158%
Natural gas (Mcf)	440,929	47,451	393,478	829%
Natural gas liquids (Bbls)	51,760	1,363	50,397	3,698%
Total barrels of oil equivalent (Boe)	723,518	241,525	481,993	200%

Average realized prices:
Crude oil ($ per Bbl)	$90.88	$89.69	$1.19	1%
Natural gas ($ per Mcf)	$8.21	$3.81	$4.40	115%
Natural gas liquids ($ per Bbl)	$54.87	$35.22	$19.65	56%
Total average realized price ($ per Boe)	$84.08	$87.20	$(3.12)	(4)%

Oil, natural gas and natural gas liquids revenues (in thousands):
Crude oil	$54,372	$20,831	$33,541	161%
Natural gas	3,622	181	3,441	1901%
Natural gas liquids	2,840	48	2,792	5,817%
Total oil and natural gas revenues	$60,834	$21,060	$39,774	189%

Operating expenses (in thousands):
Production taxes	$6,348	$2,444	$3,904	160%
Lease operating expenses	4,726	2,216	2,510	113%
Gathering, transportation and processing	3,802	37	3,765	10,176%
Oil and natural gas amortization expense	18,600	6,607	11,993	182%
Accretion of asset retirement obligations	134	8	126	1,575%
Total operating expenses	$33,610	$11,312	$22,298	197%

Operating expenses per Boe:
Production taxes	$8.77	$10.12	$(1.35)	(13)%
Lease operating expense	$6.53	$9.18	$(2.65)	(29)%
Gathering, transportation and processing	$5.25	$0.15	$5.10	3400%
Oil and natural gas amortization expense	$25.71	$27.36	$(1.65)	(6)%

Oil, Natural Gas and Natural Gas Liquids Revenues

Revenues from oil, natural gas, and natural gas liquids production for the three months ended April 30, 2014 increased 189% to $60.8 million from $21.1 million for the same period in fiscal year 2014 primarily due to the significant increase in oil production from new wells (as noted in “Recent Events - Drilling and Completions”), and the acquisition of producing wells in the third quarter of fiscal year 2014, partially offset by normal production decline.  Average realized oil prices increased 1% to $90.88 per barrel from $89.69 per barrel in the same period in fiscal year 2014.  In addition, during the three months ended April 30, 2014, we experienced increases in both our volumes of natural gas and natural gas liquids sold, as a result of expanding gathering, transportation and processing infrastructure, and average prices received. We also benefited from very strong regional natural gas and natural gas liquid prices during the three months ended April 30, 2014.

Production Taxes

Due primarily to the 189%-increase in oil, natural gas and natural gas liquids revenues for the three months ended April 30, 2014, as compared with the three months ended April 30, 2013, our production taxes increased approximately 160% to $6.3 million from $2.4 million for the same period of fiscal year 2014.  North Dakota production tax rates for the past two years were generally 11.5% of oil revenue and approximately $0.11 per Mcf of natural gas.  Effective July 1, 2013, the production tax rate for natural gas decreased to approximately $0.08 per Mcf.

Lease Operating Expense

Lease operating expense decreased to $6.53 per Boe for the three months ended April 30, 2014 from $9.18 per Boe for the three months ended April 30, 2013.  The cost decrease is primarily the result of workover costs decreasing by $1.34 per Boe and lower labor and power costs associated with operated properties.

Gathering, Transportation and Processing

Gathering, transportation and processing (“GTP”) expenses increased to $5.25 per Boe for the three months ended April 30, 2014 from $0.15 per Boe for the three months ended April 30, 2013, primarily as a result of the costs incurred upon the commencement of gathering, transporting and processing our natural gas production, rather than flaring such production, which increased significantly beginning in the third quarter of fiscal year 2014.  Going forward, we expect our GTP costs to continue to increase (along with our revenues) as Caliber’s crude oil and natural gas gathering, transportation and processing infrastructure becomes available for operated wells, allowing us to sell oil, natural gas and natural gas liquids downstream, rather than selling at the wellhead or flaring wet natural gas at the wellhead.

Oil and Natural Gas Amortization

Oil and natural gas amortization expense increased 182% to $18.6 million for the three months ended April 30, 2014 from $6.6 million for the three months ended April 30, 2013.  The increase is primarily related to increased production in the first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014.

Oilfield Services Gross Profit

During the three months ended April 30, 2014, RockPile performed hydraulic fracturing, cased-hole wireline, pressure pumping and workover services for TUSA and nine third-party customers.  Equipment utilized to perform these services consisted of two frac spreads in February and March with a third frac spread deployed in mid-April; two wireline trucks; and four workover rigs.  Hydraulic fracturing services resulted in 26 total well completions: nine for TUSA and 17 for four third-parties.  The nine TUSA wells were completed using a plug-and-perf application.  Twelve third-party wells were completed using a plug-and-perf application, and five third-party wells were completed using a sliding sleeve application.  RockPile revenue is comprised of service revenue (what we charge for equipment usage and labor) and materials revenue (what we charge for chemicals and proppant).  Pressure pumping direct costs include the cost of chemicals and proppant, labor (wages and benefits), logistic expenses, insurance, repairs and maintenance, and safety costs.  Cost of goods sold as a percentage of revenue will vary based upon completion design and equipment utilization.

We recognized $8.8 million of gross profit from oilfield services for the three months ended April 30, 2014 after elimination of $5.3 million in intercompany gross profit.  See Note 4 — Segment Reporting under Item 1 of this Quarterly Report.

The table below is a summary of the RockPile contribution to our consolidated results for the three months ended April 30, 2014, and 2013, after eliminations:

	For the Three Months Ended April 30, 2014
(in thousands)	RockPile	Eliminations	Consolidated
Revenues
Oilfield services	$61,432	$(22,484)	$38,948
Total revenues	61,432	(22,484)	38,948
Cost of sales
Depreciation	3,590	(1,200)	2,390
Oilfield services	43,711	(16,001)	27,710
Total cost of sales	47,301	(17,201)	30,100
Gross profit	$14,131	$(5,283)	$8,848

	For the Three Months Ended April 30, 2013
(in thousands)	RockPile	Eliminations	Consolidated
Revenues
Oilfield services	$26,883	$(13,649)	$13,234
Total revenues	26,883	(13,649)	13,234
Cost of sales
Depreciation	1,239	(507)	732
Oilfield services	19,121	(7,935)	11,186
Total cost of sales	20,360	(8,442)	11,918
Gross profit	$6,523	$(5,207)	$1,316

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended April 30, 2014 and 2013, respectively:

(in thousands)	Exploration and Production	Oilfield Services	Corporate	Consolidated Total
For the three months ended April 30, 2014
Salaries, benefits and other general and administrative	$2,914	$5,097	$3,518	$11,529
Stock-based compensation	395	90	1,523	2,008
Total	$3,309	$5,187	$5,041	$13,537

For the three months ended April 30, 2013
Salaries, benefits and other general and administrative	$1,567	$1,979	$1,461	$5,007
Stock-based compensation	322	211	1,062	1,595
Total	$1,889	$2,190	$2,523	$6,602

Total general and administrative expense increased $6.9 million to $13.5 million for the three months ended April 30, 2014 compared to $6.6 million for the three months ended April 30, 2013.  The increase in corporate general and administrative expenses is primarily a result of increased compensation and benefit costs for personnel due to the growth of the business.

Derivative Activities

Commodity Derivatives

We have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production.  Our commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities.  During the three months ended April 30, 2014, we recognized a $5.5 million loss on our commodity derivative positions due to increases in underlying crude oil prices.  Included in the net loss on our derivative activities for the quarter were cash settlements we incurred on our commodity derivative instruments of approximately $0.8 million.  The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled, and we will likely add to our hedging program.  Therefore, we expect our net income to reflect the volatility of commodity price forward markets.  Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.

Equity Investment Derivatives

Our equity investment in Caliber consists of Class A Units and equity derivative instruments.  Due to the increase in the fair value of the equity investment derivatives in the first quarter of fiscal year 2015, the Company recognized a gain in equity investment derivatives of $10.5 million.  For additional discussion, please refer to Note 9 — Derivative Instruments under Item 1 of this Quarterly Report.

Income (Loss) from Equity Investment

During the three months ended April 30, 2014, the Company recognized $0.05 million for its share of Caliber’s income for the period.  This income, however, was offset by $0.2 million of intra-company profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company.

Interest Expense

The $2.9 million in interest expense for the three months ended April 30, 2014 consists of (a) approximately $1.6 million in interest and amortized fees related to the TUSA credit facility, (b) approximately $1.6 million in accrued interest and amortized fees related to our 5.0% convertible note with NGP Triangle Holdings, LLC (“NGP”), (c) approximately $0.5 million in interest expense associated with our RockPile credit facility and notes payable, all net of approximately $0.8 million of capitalized interest which is generally incurred as exploratory wells are drilled and completed.  Approximately $1.7 million of interest expense and capitalized interest was paid in cash.  See Note 8 — Long-Term Debt under Item 1 of this Quarterly Report for additional information regarding our credit facilities and convertible note.

Income Taxes

The effective tax rate for the three months ended April 30, 2014, was 40.8%, which differs from the statutory income tax rate due primarily to permanent book to tax differences and state income taxes.  Neither a tax expense nor a tax benefit was recognized for the three months ended April 30, 2013.

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

In the first quarter of fiscal year 2015, our average realized price for oil was $90.88 per barrel, an increase of 1% over the realized price for the same period of fiscal year 2014.  Future prices for oil will likely continue to fluctuate due to supply and demand factors, seasonality and other geopolitical and economic factors.  We manage volatility in commodity prices by maintaining flexibility in our capital investment program.  In addition, we periodically hedge a portion of our oil production to mitigate our potential exposure to price declines and the corresponding negative impact on cash flow available for investment.

As of April 30, 2014, we had cash on hand of approximately $105.3 million consisting primarily of cash held in bank accounts, as compared to approximately $81.8 million at January 31, 2014.  We also had available borrowing capacity under the TUSA credit facility of $82.0 million and available borrowing capacity of $55.4 million under the RockPile credit facility as of April 30, 2014.

On March 25, 2014, RockPile entered into the FY2015 RockPile Credit Agreement.  The FY2015 RockPile Credit Agreement provides for a $100.0 million senior secured revolving credit facility with an accordion feature that allows for the expansion of the facility up to an aggregate of $150.0 million.  The credit facility is expected to support RockPile’s growth initiatives and enable RockPile to remain self-funded as it contemplates additional investment in infrastructure and equipment necessary to support broad-based growth across its service lines.

A portion of the FY2015 RockPile Credit Agreement proceeds were utilized to refinance RockPile’s existing indebtedness.  Neither Triangle nor its non-RockPile subsidiaries act as a guarantor under the FY2015 RockPile Credit Agreement.

Capital Requirements Outlook

Our cash flow from operations has historically contributed minimally to funding our capital requirements, specifically with respect to our capital expenditure budget.  We believe that the lag time between initial investment and cash flow from such investment is typical of the oil and gas industry.  We expect our cash flow from operations to increase significantly as additional TUSA oil and natural gas wells commence production, RockPile’s oilfield services increase, and Caliber’s gathering and processing system becomes fully operational.  However, we will likely remain dependent on borrowings under our credit facilities and potential additional financings for the foreseeable future to fund the difference between cash flow from operations and our capital expenditures budget and other contractual commitments (see Note 8 - Long-Term Debt and Note 11 - Commitments and Contingencies under Item 1 of this Quarterly Report for further discussion).  Although we expect that increases in our operating cash flow and growing availability under our asset-backed credit facilities will be largely sufficient for our capital requirements, any additional shortfall will likely be financed through additional debt instruments in the near term.  There can be no assurance that we will achieve our anticipated future cash flow from operations, that credit will be available when needed, or that we would be able to complete alternative transactions in the capital markets, if needed.

We may also continue to pursue significant acquisition opportunities, which would also require additional financing.  Our ability to obtain additional financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas exploration and production industry, and tax burdens due to new tax laws. We intend to fund our two pending definitive purchase and sale agreements with cash on hand, borrowings under our TUSA Credit Facility and an anticipated new senior secured second lien term loan facility.

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

Debt

As of April 30, 2014, we had $422.8 million of debt outstanding, of which $130.9 million was attributable to our 5% Convertible Note with NGP, which is convertible into the Company’s common stock at a conversion rate of one share per $8.00 of Convertible Note principal outstanding, $238.0 million was attributable to the TUSA Credit Facility, $44.6 million was attributable to the FY2015 RockPile Credit Agreement, and $9.3 million was attributable to various RockPile notes and mortgages outstanding.  See Note 8 - Long-Term Debt under Item 1 of this Quarterly Report for further discussion.

Working Capital

As part of our cash management strategy, we periodically use available funds to reduce amounts borrowed under our credit facilities.  However, due to certain restrictive covenants contained in our credit facilities regarding our ability to dividend or otherwise transfer funds from the borrower to Triangle, we seek to maintain sufficient liquidity at Triangle to manage foreseeable and unforeseeable consolidated cash requirements.  Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital.  Our working capital was approximately $58.4 million as of April 30, 2014, as compared to approximately $35.5 million as of January 31, 2014.

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

Sources of Capital

Cash flow from operations

We expect our cash flow from operations to continue to increase commensurate with our anticipated increase in sales volumes.  We have been able to increase our volumes on a quarter over quarter basis for the past two years.  This increase is directly related to our successful operations as we have developed our properties.  If we are able to continue to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, subject to changes in the market price of crude oil, we would expect our production rates and operating cash flows to continue to increase over time as we continue to develop our properties and our RockPile services.

Credit facilities

As of April 30, 2014, our maximum credit available under the TUSA Credit Facility was $500.0 million with a borrowing base of $320.0 million.  As of April 30, 2014, we had available borrowing capacity under the TUSA Credit Facility of $82.0 million.  The borrowing base under the TUSA Credit Facility was subject to redetermination by May 1, 2014, and thereafter on a semi-annual basis by each November 1st and May 1st.  In addition, TUSA has the option to request two unscheduled redeterminations during any calendar year.  In May 2014, the borrowing base was increased to $355.0 million, and Amendment No. 4 added a borrowing base redetermination by August 1, 2014.

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

Analysis and Changes in Cash Flow

The following is a summary of our change in cash and cash equivalents for the three months ended April 30, 2014 and 2013:

	For the Three Months Ended April 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$39,843	$8,282	$31,561
Net cash used in investing activities	(91,806)	(93,163)	$1,357
Net cash provided by financing activities	75,495	106,212	(30,717)
Net increase in cash and equivalents	$23,532	$21,331	$2,201

Net Cash Provided by Operating Activities

Cash flows provided by operating activities were $39.8 million for three months ended April 30, 2014.  Cash flows provided by operating activities were $8.3 million for the three months ended April 30, 2013.  The increase in operating cash flows was primarily due to higher oil revenues driven by higher sales volumes, partially offset by increases in production expenses, production taxes, general and administrative expenses, and other expenses associated with the growth of our operations during the year.

Net Cash Used in Investing Activities

During the three months ended April 30, 2014, we used $91.8 million in cash in investing activities compared to $93.2 million during the three months ended April 30, 2013.  During both three month periods, our primary uses of cash flow in investing activities were related to our oil and gas property expenditures.  During the three months ended April 30, 2014 and 2013, we used $77.7 million and $70.9 million, respectively, on oil and gas property additions.  During the three months ended April 30, 2014 and 2013, we also spent $12.9 million and $10.1 million, respectively, on purchases of oilfield services equipment.  During the three months ended April 30, 2013, we also used $9.0 million to meet our Caliber equity funding commitment.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended April 30, 2014 totaled $75.5 million, as compared to $106.2 million for the three months ended April 30, 2013.  Our primary source of cash from financing activities during the three months ended April 30, 2014 was net borrowings on our credit facilities.  During the three months ended April 30, 2013, in addition to credit facility net borrowings, we also had net proceeds of $55.8 million from issuances of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk is market changes in oil and natural gas prices.  Market prices for oil and natural gas have been highly volatile and are likely to continue to be highly volatile in the future, which will impact our prospective revenues from the sale of products or properties and may indirectly impact our prospective revenues from the sale of oilfield services.  Currently, we use costless collars and swaps to reduce the effect of price changes on a portion of our future oil production.  We do not enter into derivative instruments for trading purposes.  All derivative positions are accounted for using mark-to-market accounting.

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

The Company’s commodity derivative contracts as of April 30, 2014 are summarized below:

Term End Date	Contract Type	Basis (1)	Quantity (Bbl/d)	Weighted Average Put Strike	Weighted Average Call Strike	Weighted Average Price
Fiscal 2015	Collar	NYMEX	4,836	$86.23	$100.04	—
Fiscal 2015	Swap	NYMEX	641	—	—	$95.05
Fiscal 2016	Collar	NYMEX	1,655	$81.71	$96.08	—

(1)  NYMEX refers to prices of West Texas Intermediate crude oil at Cushing, Oklahoma, as quoted on the New York Mercantile Exchange.

We determine the estimated fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third-parties, the credit rating of each counterparty, and the Company’s own credit rating.  The Company also performs an internal valuation to ensure the reasonableness of third-party quotes.  In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers whether the counterparty is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

The fair value of our commodity derivative instruments at April 30, 2014 was a net liability of $2.5 million.  This mark-to-market net liability relates to commodity derivative instruments with various terms that are scheduled to be realized over the period from May 2015 through December 2016.  Over this period, actual realized commodity derivative settlements may differ significantly, either positively or negatively, from the unrealized mark-to-market valuation at April 30, 2014.  An assumed increase of 10.0% in the forward commodity prices used in the April 30, 2014 valuation of our commodity derivative instruments would result in a net commodity derivative liability of approximately $17.5 million at April 30, 2014.  Conversely, an assumed decrease of 10.0% in forward commodity prices would result in a net commodity derivative asset of approximately $8.2 million at April 30, 2014.

Interest Rate Risk

At April 30, 2014, the Company had $130.9 million outstanding under the convertible note with NGP, which has a fixed interest rate of 5.0%.  Such interest is paid-in-kind each calendar quarter by adding to the principal balance of the convertible note; provided that, after September 30, 2017, we have the option to make such interest payments in cash.

TUSA Interest Rate Risk

As of April 30, 2014, TUSA had $320.0 million available for borrowing under the TUSA Credit Facility, $238.0 million of which was drawn as of such date.  The credit facility bears interest at variable rates.  Assuming TUSA had the maximum allowable amount outstanding at April 30, 2014, a 1.0% interest rate increase would result in additional annualized interest expense of approximately $3.2 million.  For a detailed discussion of the TUSA Credit Facility, including a discussion of the applicable interest rates, please refer to Note 13 — Long-Term Debt in our audited financial statements included in our Fiscal 2014 Form 10-K and Note 8 — Long-Term Debt under Item 1 of this Quarterly Report.

RockPile Interest Rate Risk

As of April 30, 2014, RockPile had $100.0 million available for borrowing under the FY2015 RockPile Credit Agreement of which $44.6 million was drawn as of such date.  The FY2015 RockPile Credit Agreement bears interest at variable rates.  Assuming RockPile had the maximum allowable amount outstanding at April 30, 2014, a 1.0% interest rate increase would result in additional annualized interest expense of approximately $1.0 million.  For a detailed discussion of the FY2015 RockPile Credit Agreement, including a discussion of the applicable interest rates, please refer to Note 13 — Long-Term Debt in our audited financial statements included in our Fiscal 2014 Form 10-K and Note 8 — Long-Term Debt under Item 1 of this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

Material Weaknesses in Internal Control over Financial Reporting

As previously discussed in Item 9A “Controls and Procedures” of our Fiscal 2014 Form 10-K, we reported a material weakness in our controls over the identification of and accounting for certain derivative instruments.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.  Due to the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than discussed in the following paragraph, that occurred during the three months ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended April 30, 2014, we took steps to remediate the material internal control weakness related to identifying and accounting for certain derivative instruments as reported in our Fiscal 2014 Form 10-K, including updating our accounting policies relating to equity investments and associated derivatives.  The Company has implemented a new control to review all transactions and new agreements entered into during the financial reporting period with the purpose of identifying all potential derivative instruments and ensuring that they are accounted for properly.

Plan of Remediation of Material Weaknesses

Triangle has updated its accounting policies relating to equity investments and associated derivatives.  The Company implemented a new control to review all transactions and new agreements entered into during the financial reporting period with the purpose of identifying all potential derivative instruments and ensuring that they are accounted for properly.

Triangle’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over derivatives have been operating effectively for an adequate period of time.  Management will consider the status of this remediation effort when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures throughout fiscal year 2015.  While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management’s remediation efforts conducted to date will be sufficient or that additional remediation actions will not be necessary.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth in our Fiscal 2014 Form 10-K.  Those risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or results of operations.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides a summary of shares of our common stock surrendered to us in payment of tax liability in connection with the vesting of restricted stock units during the three months ended April 30, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share
	(1)	(2)
February 1, 2014 to February 28, 2014	29,078	$7.65
March 1, 2014 to March 31, 2014	118,353	8.42
April 1, 2014 to April 30, 2014	31,521	8.86
	178,952	$8.37

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1

Certificate of Incorporation of Triangle Petroleum Corporation, filed as Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2014 and incorporated herein by reference.

3.2

Certificate of Amendment to the Certificate of Incorporation of Triangle Petroleum Corporation, filed as Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2014 and incorporated herein by reference.

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

10.2*†	Employment Agreement, dated December 14, 2012, by and between RockPile Management, LLC and Robert Dacar.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith

†  Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION

Date: June 9, 2014	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

Date: June 9, 2014	By:	/s/ JUSTIN BLIFFEN
Justin Bliffen
Chief Financial Officer