Form 10-Q
period 2015-04-30
Triangle Petroleum Corp
filed 2015-06-08
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 30, 2015

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

Yes ☐   No ☒

As of June 4, 2015, there were 75,385,334 shares of the registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements include, but are not limited to, statements about our:

•	future capital expenditures and performance;
•	future operating results;
•	anticipated drilling and development;
•	drilling results;
•	results of acquisitions;
•	relationships with partners; and
•	plans for our subsidiaries.

Actual results or developments may be different than we anticipate or may have unanticipated consequences to, or effects on, us or our business or operations. All of the forward-looking statements made in this report are qualified by the discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, and in our other public filings with the SEC. Although the expectations reflected in the forward-looking statements are based on our current beliefs and expectations, undue reliance should not be placed on any such forward-looking statements due to the risks and uncertainties noted above and because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2015	April 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,871	$50,277
Accounts receivable	171,911	124,821
Commodity derivatives	54,775	24,796
Other current assets	14,952	10,605
Total current assets	309,509	210,499

PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, full cost method of accounting
Proved properties	1,159,584	1,239,328
Unproved properties and properties under development, not being amortized	142,896	124,518
Total oil and natural gas properties	1,302,480	1,363,846
Accumulated amortization	(176,390)	(397,069)
Net oil and natural gas properties	1,126,090	966,777
Oilfield services equipment, net	87,549	84,398
Other property and equipment, net	47,367	48,259
Net property, plant and equipment	1,261,006	1,099,434

OTHER ASSETS
Deferred loan costs	14,038	14,312
Equity investment	64,411	67,716
Other	5,906	5,812
Total other assets	84,355	87,840

Total assets	$1,654,870	$1,397,773

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2015	April 30, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued capital expenditures	$176,182	$139,140
Other accrued liabilities	73,440	51,809
Current portion of long-term debt	503	508
Interest payable	2,250	9,132
Deferred income taxes	19,467	—
Derivative liability	—	292
Total current liabilities	271,842	200,881

LONG-TERM LIABILITIES
5% convertible note	135,877	137,576
Borrowings on credit facilities	224,159	245,288
TUSA 6.75% notes	429,500	429,500
Other notes and mortgages payable	10,102	9,982
Deferred income taxes	33,974	—
Derivative liability	—	3,171
Other	4,398	4,085
Total liabilities	1,109,852	1,030,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 140,000,000 shares authorized; 75,174,442 and 75,327,056 shares issued and outstanding at January 31, 2015 and April 30, 2015, respectively	1	1
Additional paid-in capital	545,017	547,488
Retained earnings (accumulated deficit)	—	(180,199)
Total stockholders' equity	545,018	367,290

Total liabilities and stockholders’ equity	$1,654,870	$1,397,773

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended April 30,
	2014	2015
REVENUES:
Oil, natural gas and natural gas liquids sales	$60,834	$47,778
Oilfield services	38,948	70,510
Total revenues	99,782	118,288
EXPENSES:
Lease operating expenses	4,726	10,909
Gathering, transportation and processing	3,802	6,348
Production taxes	6,348	4,787
Depreciation and amortization	21,287	37,806
Impairment of oil and natural gas properties	—	192,000
Accretion of asset retirement obligations	25	57
Oilfield services	27,710	65,464
General and administrative, net of amounts capitalized	13,401	14,859
Total operating expenses	77,299	332,230

INCOME (LOSS) FROM OPERATIONS	22,483	(213,942)

OTHER INCOME (EXPENSE):
Interest expense, net	(2,672)	(9,106)
Amortization of deferred loan costs	(192)	(616)
Realized commodity derivative gains (losses)	(818)	19,468
Unrealized commodity derivative gains (losses)	(4,638)	(33,442)
Equity investment income (loss)	(126)	188
Gain on equity investment derivatives	10,454	—
Gain on Caliber capital transactions	—	2,880
Other income	62	930
Total other income (expense)	2,070	(19,698)

INCOME (LOSS) BEFORE INCOME TAXES	24,553	(233,640)

INCOME TAX PROVISION (BENEFIT)	10,011	(53,441)

NET INCOME (LOSS)	$14,542	$(180,199)

Earnings (loss) per common share outstanding:
Basic	$0.17	$(2.39)
Diluted	$0.15	$(2.39)

Weighted average common shares outstanding:
Basic	85,952	75,256
Diluted	103,314	75,256

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended April 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,542	$(180,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,287	37,806
Impairment of oil and natural gas properties	—	192,000
Share-based compensation	2,008	2,508
Interest expense paid-in-kind on 5% convertible note	1,011	1,699
Amortization of deferred loan costs	192	616
Accretion of asset retirement obligations	25	57
Unrealized commodity derivative (gains) losses	4,638	33,442
Equity investment (income) loss	126	(188)
Gain on equity investment derivatives	(10,454)	—
Gain on Caliber capital transactions	—	(2,880)
Deferred income taxes	9,884	(53,441)
Changes in related current assets and current liabilities:
Accounts receivable	(627)	47,090
Other current assets	(855)	4,347
Accounts payable and accrued liabilities	(1,846)	(42,955)
Asset retirement expenditures	(136)	(5)
Other	48	(642)
Cash provided by operating activities	39,843	39,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(73,350)	(74,834)
Acquisitions of oil and natural gas properties	(4,393)	(222)
Purchases of oilfield services equipment	(12,949)	(5,299)
Purchases of other property and equipment	(1,122)	(2,251)
Sale of oil and natural gas properties	—	6,000
Other	8	—
Cash used in investing activities	(91,806)	(76,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	99,616	51,000
Repayments of credit facilities	(21,515)	(29,871)
Repayments of other notes and mortgages payable	(100)	(125)
Debt issuance costs	(1,008)	(890)
Payments to settle tax on vested restricted stock units	(1,498)	(357)
Cash provided by financing activities	75,495	19,757

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	23,532	(17,594)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	81,750	67,871
CASH AND EQUIVALENTS, END OF PERIOD	$105,282	$50,277

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended April 30, 2015

(in thousands, except share data)

				Retained
	Shares of	Common	Additional	Earnings
	Common	Stock at	Paid-in	(Accumulated	Total
	Stock	Par Value	Capital	Deficit)	Equity

Balance - January 31, 2015	75,174,442	$1	$545,017	$—	$545,018
Vesting of restricted stock units (net of shares surrendered for taxes)	152,614	—	(357)	—	(357)
Share-based compensation	—	—	2,828	—	2,828
Net income (loss) for the period	—	—	—	(180,199)	(180,199)
Balance - April 30, 2015	75,327,056	$1	$547,488	$(180,199)	$367,290

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   DESCRIPTION OF BUSINESS

Triangle Petroleum Corporation (“Triangle,” the “Company,” “we,” “us,” “our,” or “ours”) is an independent energy holding company with three principal lines of business: oil and natural gas exploration, development, and production; oilfield services; and midstream services.

We hold leasehold interests and conduct our operations in the Williston Basin of North Dakota and Montana.  Our core focus area is predominantly located in McKenzie and Williams Counties, North Dakota, and eastern Roosevelt and Sheridan Counties, Montana.  We conduct our exploration and production operations through our wholly-owned subsidiary, Triangle USA Petroleum Corporation (“TUSA”).

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and are expressed in U.S. dollars.  Preparation in accordance with GAAP requires us to (i) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the Securities and Exchange Commission (“SEC”), and (ii) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and other disclosed amounts.

Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. We believe the disclosures made are adequate to make the information not misleading. We recommend that these unaudited condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as filed with the SEC (“Fiscal 2015 Form 10-K”). In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

No condensed consolidated statement of comprehensive income (loss) is presented because the Company had no comprehensive income or loss activity in the periods presented.

Use of Estimates.  In the course of preparing its condensed consolidated financial statements, management makes various assumptions, judgments, and estimates to determine the reported amount of assets, liabilities, revenue, and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (i) oil and natural gas reserves; (ii) cash flow estimates used in ceiling tests of oil and natural gas properties; (iii) depreciation and amortization; (iv) impairment of undeveloped properties and other assets; (v) assigning fair value and allocating purchase price in connection with business combinations; (vi) accrued revenue and related receivables; (vii) valuation of commodity derivative instruments and equity derivative instruments; (viii) accrued liabilities; (ix) valuation of share-based payments and (x) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these condensed consolidated financial statements.

Principles of Consolidation.  The accounts of Triangle and its wholly-owned subsidiaries are presented in the accompanying condensed consolidated financial statements.  All significant intercompany transactions and balances are eliminated in consolidation.  Triangle generally uses the equity method of accounting for investments in entities in which Triangle has an ownership between 20% and 50% and exercises significant influence. The investment in Caliber is accounted for utilizing the equity method of accounting.

Oil and Natural Gas Properties.  The Company follows the full-cost method of accounting for its oil and natural gas properties. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits and other internal costs directly identified with these activities, and oil and natural gas property acquisitions are capitalized. The net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at ten percent per annum.  Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous twelve months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and natural gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Impairment of oil and natural gas properties” in the accompanying condensed consolidated statements of operations. The ceiling limitation is evaluated quarterly.

At April 30, 2015, the carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $192.0 million.  Triangle will likely be required to recognize an additional impairment of oil and natural gas properties in future periods if oil and natural gas prices remain at current levels or continue to decline and such impairment will likely be material.

Oilfield Services Equipment and Other Property and Equipment.  Oilfield services equipment and other property and equipment consisted of the following as of:

(in thousands)	January 31, 2015	April 30, 2015
Land	$7,888	$7,888
Building and leasehold improvements	33,625	34,160
Oilfield service equipment	116,354	121,653
Vehicles	4,811	5,521
Software, computers and office equipment	5,327	6,050
Capital leases	853	853
Total depreciable assets	168,858	176,125
Accumulated depreciation	(35,189)	(44,998)
Depreciable assets, net	133,669	131,127
Assets not placed in service	1,247	1,530
Total oilfield service equipment and other property & equipment, net	$134,916	$132,657

Income Taxes.  The Company computes its quarterly tax provision using the effective tax rate method based on applying the anticipated annual effective rate to its year-to-date income or loss, except for discrete items.  Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

As noted above, the carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $192.0 million.  This impairment results in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position.  Additionally, Triangle will likely be required to recognize additional impairments of its oil and natural gas properties in future periods if oil and natural gas prices remain at current levels or continue to decline and such impairments will likely be material. Triangle also had net operating loss carryovers ("NOLs") for federal income tax purposes of $136.9 million at January 31, 2015.  These losses and expected future losses were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets as of April 30, 2015 since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.  Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; sustained or continued improvements in oil prices; and taxable events that could result from one or more transactions.  The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

In the current period the Company recorded the benefit of reversing its net deferred tax liability.  As long as the Company concludes that it will continue to have a need for a valuation allowance against its net deferred tax assets, the Company likely will not have any additional income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

As of April 30, 2015, the Company had no unrecognized tax benefits.  The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company’s position during the first three months of fiscal year 2016.  Given the substantial net operating loss carryforwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, as any such adjustments would very likely only adjust net operating loss carryforwards.

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

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and unvested restricted stock, for the periods presented:

	For the Three Months Ended April 30,
	2014	2015
Dilutive	17,362,426	—
Anti-dilutive shares	6,000,000	10,910,078

The table below sets forth the computations of net income (loss) per common share (basic and diluted) for the periods presented:

	For the Three Months Ended April 30,
(in thousands, except per share data)	2014	2015
Net income (loss) attributable to common stockholders	$14,542	$(180,199)
Effect of 5% convertible note conversion	918	—
Net income (loss) attributable to common stockholders after effect of debt conversion	$15,460	$(180,199)

Basic weighted average common shares outstanding	85,952	75,256
Effect of dilutive securities	17,362	—
Diluted weighted average common shares outstanding	103,314	75,256

Basic net income (loss) per share	$0.17	$(2.39)
Diluted net income (loss) per share	$0.15	$(2.39)

Reclassifications.  Certain amounts in our unaudited condensed consolidated statement of operations for the three months ended April 30, 2014 have been reclassified to conform to the financial statement presentation for the period ended April 30, 2015.  The unaudited condensed consolidated statement of operations reclassifications relate to the break out of amortization of deferred loan costs from interest expense and amounts related to revisions in the Elmworth abandonment obligation that were reclassified from accretion of asset retirement obligations to depreciation and amortization expense. Such reclassifications had no impact on consolidated total assets, stockholders’ equity or net income previously reported.

3.  SEGMENT REPORTING

We conduct our operations within two reportable operating segments.  We identified each segment based on management’s responsibility and the nature of their products, services, and costs.  There are no major distinctions in geographical areas served as nearly all operations are in the Williston Basin of the United States.  The Exploration and Production operating segment, consisting of TUSA and several insignificant oil and natural gas subsidiaries, is responsible for finding and producing oil and natural gas.  The Oilfield Services segment, consisting of RockPile and its subsidiaries, is responsible for a variety of oilfield and complementary services for both TUSA-operated wells and wells operated by third-parties.  Corporate and Other includes our corporate office and several subsidiaries that management does not consider to be part of the Exploration and Production or Oilfield Services segments.  Also included in Corporate and Other are our results from our investment in Caliber, including any changes in the fair value of our equity investment derivatives.

Management evaluates the performance of our segments based upon net income (loss) before income taxes.  The following tables present selected financial information for our operating segments for the three months ended April 30, 2015 and 2014.

	For the Three Months Ended April 30, 2015
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$47,778	$—	$—	$—	$47,778
Oilfield services for third parties	—	71,090	—	(580)	70,510
Intersegment revenues	—	9,504	—	(9,504)	—
Total revenues	47,778	80,594	—	(10,084)	118,288
Expenses:
Lease operating and production taxes	15,696	—	—	—	15,696
Gathering, transportation and processing	6,348	—	—	—	6,348
Depreciation and amortization	29,299	9,489	325	(1,307)	37,806
Impairment of oil and natural gas properties	192,000	—	—	—	192,000
Accretion of asset retirement obligations	57	—	—	—	57
Cost of oilfield services	—	70,586	1,238	(6,360)	65,464
General and administrative, net of amounts capitalized:
Salaries and benefits	341	4,829	3,253	—	8,423
Stock-based compensation	321	51	2,136	—	2,508
Other general and administrative	407	1,797	1,724	—	3,928
Total operating expenses	244,469	86,752	8,676	(7,667)	332,230
Income (loss) from operations	(196,691)	(6,158)	(8,676)	(2,417)	(213,942)
Other income (expense), net	(21,002)	(875)	2,686	(507)	(19,698)
Income (loss) before income taxes	$(217,693)	$(7,033)	$(5,990)	$(2,924)	$(233,640)
As of April 30, 2015:
Net oil and natural gas properties	$1,044,482	$—	$—	$(77,705)	$966,777
Oilfield services equipment - net	$—	$84,398	$—	$—	$84,398
Other property and equipment - net	$9,116	$22,508	$16,635	$—	$48,259
Total assets	$1,200,737	$169,519	$125,697	$(98,180)	$1,397,773
Total liabilities	$764,057	$138,322	$148,034	$(19,930)	$1,030,483

	For the Three Months Ended April 30, 2014
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$60,834	$—	$—	$—	$60,834
Oilfield services for third parties	—	39,557	—	(609)	38,948
Intersegment revenues	—	21,875	—	(21,875)	—
Total revenues	60,834	61,432	—	(22,484)	99,782
Expenses:
Lease operating and production taxes	11,074	—	—	—	11,074
Gathering, transportation and processing	3,802	—	—	—	3,802
Depreciation and amortization	20,153	3,590	176	(2,632)	21,287
Accretion of asset retirement obligations	25	—	—	—	25
Cost of oilfield services	—	43,711	—	(16,001)	27,710
General and administrative, net of amounts capitalized:
Salaries and benefits	1,241	2,738	2,282	—	6,261
Stock-based compensation	395	90	1,523	—	2,008
Other general and administrative	1,537	2,359	1,236	—	5,132
Total operating expenses	38,227	52,488	5,217	(18,633)	77,299
Income (loss) from operations	22,607	8,944	(5,217)	(3,851)	22,483
Other income (expense), net	(6,567)	(507)	9,498	(354)	2,070
Income (loss) before income taxes	$16,040	$8,437	$4,281	$(4,205)	$24,553

Certain income statement reclassifications were made as previously noted, as well as changes to reflect the Exploration and Production depreciation and amortization expense gross rather than net of consolidating eliminations.

Eliminations and Other.  For consolidation, intercompany revenues and expenses are eliminated with a corresponding reduction in Triangle’s capitalized well costs.

Under the full cost method of accounting, we defer recognition of oilfield services income (intersegment revenues less cost of oilfield services and related depreciation) for wells that we operate and this deferred income is credited to proved oil and natural gas properties. In addition, we eliminate our non-operating partners’ share of oilfield services income for well completion activities on properties we operate. We also defer Caliber gross profit from our share of its income associated with services it provided that were capitalized by TUSA, by charging such gross profit against income from equity investment and crediting proved oil and natural gas properties.

The above deferred income is indirectly recognized in future periods through a lower amortization rate as proved reserves are produced. For the three months ended April 30, 2015 and 2014, $0.5 and $1.4 million, respectively, of the depreciation and amortization elimination relates to the Exploration and Production segment and the balance relates to the Oilfield Services segment.

These differences, as well as differing amounts for impairments, result in basis differences between the net oil and gas property amounts presented in Triangle’s financial statements compared to those presented in TUSA’s standalone financial statements.

4.   LONG-TERM DEBT

The Company’s long-term debt consisted of the following as of January 31, 2015 and April 30, 2015:

	January 31, 2015	April 30, 2015
5% convertible note	$135,877	$137,576
TUSA credit facility due October 2018	119,272	146,272
RockPile credit facility due March 2019	104,887	99,016
TUSA 6.75% notes due July 2022	429,500	429,500
Other notes and mortgages payable	10,605	10,490
Total debt	800,141	822,854
Less current portion of debt:
Other notes and mortgages payable	(503)	(508)
Total long-term debt	$799,638	$822,346

Convertible Note.  On July 31, 2012, the Company sold to NGP Triangle Holdings, LLC a 5% convertible note with an initial principal amount of $120.0 million (the “Convertible Note”) that became convertible after November 16, 2012 into the Company’s common stock at a conversion rate of one share per $8.00 of note principal.

The Convertible Note accrues interest at a rate of 5.0% per annum, compounded quarterly, on each December 31, March 31, June 30 and September 30, and on the date of any redemption, conversion or exchange of the Convertible Note.  Such interest is paid-in-kind by adding to the principal balance of the Convertible Note, provided that, after October 31, 2017, the Company has the option to make such interest payments in cash.  As of April 30, 2015,  $17.6 million of accrued interest has been added to the principal balance of the Convertible Note.

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

On April 30, 2015, TUSA entered into Amendment No. 1 to its Second Amended and Restated Credit Agreement (“Amendment No. 1”) to, among other things, replace the existing total funded debt leverage ratio with a senior secured leverage ratio, add an interest coverage ratio, and add an equity cure right for non-compliance with financial covenants.  The May 2015 semi-annual redetermination of the borrowing base was conducted concurrently with the execution of Amendment No. 1, and the borrowing base was adjusted from $435.0 million to $350.0 million.

Borrowings under the TUSA credit facility bear interest, at TUSA’s option, at either (i) the adjusted base rate (the highest of (A) the administrative agent’s prime rate, (B) the federal funds rate plus 0.50%, or (C) the one month Eurodollar rate (as defined in the agreement) plus 1.0%), plus an applicable margin that ranges between 0.50% and 1.50%, depending on TUSA’s utilization percentage of the then effective borrowing base, or (ii) the Eurodollar rate plus an applicable margin that ranges between 1.50% and 2.50%, depending on TUSA’s utilization percentage of the then effective borrowing base.

The lenders will redetermine the borrowing base under the TUSA credit facility on a semi-annual basis by May 1 and November 1.  In addition, each of TUSA and the lenders may request an unscheduled borrowing base redetermination twice during each calendar year.  If at any time the borrowing base is less than the amount of outstanding credit exposure under the TUSA credit facility, TUSA will be required to (i) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, (ii) pledge additional collateral, (iii) prepay the excess in three equal monthly installments, or (iv) any combination of options (i) through (iii).  TUSA will pay a commitment fee that ranges between 0.375% and 0.50% per annum on the unused availability under the TUSA credit facility. The TUSA credit facility is collateralized by certain of TUSA’s assets, including (1) at least 80% of the adjusted engineered value of TUSA’s oil and natural gas interests evaluated in determining the borrowing base for the facility, and (2) all of the personal property of TUSA and its subsidiaries.  The obligations under the TUSA credit facility are guaranteed by TUSA’s domestic subsidiaries, but Triangle is not a guarantor.

The TUSA credit facility contains various covenants and restrictive provisions that may, among other things, limit TUSA’s ability to sell assets, incur additional indebtedness, pay dividends, make investments or loans and create liens.  In addition, the facility contains financial covenants requiring TUSA to maintain specified ratios of consolidated current assets to consolidated current liabilities, consolidated senior secured debt to consolidated EBITDAX, and interest to consolidated EBITDAX.  As of April 30, 2015, TUSA was in compliance with all covenants under the TUSA credit facility.

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

The RockPile credit facility contains financial covenants requiring RockPile to maintain specified ratios of consolidated debt to EBITDA and Adjusted EBITDA to Fixed Charges.  Amendment No. 1 also modified covenants in the RockPile credit facility related to certain restrictions on the payment of dividends and distributions and increased the amount of permitted capital expenditures.  As of April 30, 2015, RockPile was in compliance with all financial covenants under the RockPile credit facility.

TUSA 6.75% Notes.  On July 18, 2014, TUSA entered into an Indenture (the “Indenture”) among TUSA, a TUSA wholly-owned subsidiary as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the terms of TUSA’s $450.0 million aggregate principal amount of 6.75% Notes due 2022 (the “TUSA 6.75% Notes”).

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

The Indenture contains covenants that, among other things, restrict TUSA’s ability and the ability of any guarantor subsidiary to sell certain assets; make certain dividends, distributions, investments and other restricted payments; incur certain additional indebtedness and issue preferred stock; create certain liens; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries, and consolidate, merge or sell substantially all of TUSA’s assets.  These covenants are subject to a number of important exceptions and qualifications.  As of April 30, 2015, TUSA was in compliance with all covenants under the TUSA 6.75% Notes.

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

The components of commodity derivative gains (losses) in the consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended April 30,
	2014	2015
Realized commodity derivative gains (losses)	$(818)	$19,468
Unrealized commodity derivative gains (losses)	(4,638)	(33,442)
Commodity derivative gains (losses), net	$(5,456)	$(13,974)

The Company’s commodity derivative contracts as of April 30, 2015 are summarized below:

	Contract		Quantity	Weighted Average	Weighted Average	Weighted Average
	Type	Basis (1)	(Bbl/d)	Put Strike	Call Strike	Price
May 1, 2015 to January 31, 2016	Collar	NYMEX	3,826	$86.52	$98.72
May 1, 2015 to January 31, 2016	Swap	NYMEX	1,170			$60.22
February 1, 2016 to January 31, 2017	Swap	NYMEX	2,746			$60.23

(1)	“NYMEX” refers to West Texas Intermediate crude oil prices at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

The estimated fair values of commodity derivatives included in the consolidated balance sheets at January 31, 2015 and April 30, 2015 are summarized below. The Company does not offset asset and liability positions with the same counterparties within the consolidated financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company’s derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands).

	January 31, 2015	April 30, 2015
Current Assets:
Crude oil derivative contracts	$54,775	$24,796

Total derivative asset	$54,775	$24,796

Current Liabilities:
Crude oil derivative contracts	$—	$292

Long-Term Liabilities:
Crude oil derivative contracts	—	3,171

Total derivative liability	$—	$3,463

6.  ACQUISITIONS

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

The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired from Marathon, in June of 2014, as if the acquisitions had occurred on February 1, 2014.

For the Three Months Ended
(in thousands, except per share data)	April 30, 2014
Operating revenues	$106,647
Net income (loss)	$15,919

Earnings (loss) per common share
Basic	$0.19
Diluted	$0.16

Weighted average common shares outstanding:
Basic	85,952
Diluted	103,314

The pro forma information includes the effects of adjustments for depreciation and amortization expense of $2.0 million for the first quarter of fiscal year 2015. The pro forma results do not include any cost savings that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired.  The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

7.  EQUITY INVESTMENT AND EQUITY INVESTMENT DERIVATIVES

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

On January 31, 2015, Triangle Caliber Holdings entered into a series of agreements modifying its joint venture with FREIF.  In connection with the modifications, Triangle Caliber Holdings entered into a Second Amended and Restated Contribution Agreement, dated January 31, 2015 (the “2nd A&R Contribution Agreement”), with FREIF and the general partner of Caliber, which is owned and controlled equally between Triangle Caliber Holdings and FREIF.  Pursuant to the terms of the 2nd A&R Contribution Agreement, FREIF agreed to contribute an additional $34.0 million to Caliber in exchange for 2,720,000 Class A Units.  FREIF funded the $34.0 million contribution, and the additional 2,720,000 Class A Units were issued, on February 2, 2015.  Triangle made no capital contribution to Caliber in connection with the 2nd A&R Contribution Agreement or the issuance of the 2,720,000 Class A Units.  Following the issuance, FREIF holds 17,720,000 Class A Units, representing an approximate 71.7% Class A Units ownership interest in Caliber, and Triangle Caliber Holdings holds 7,000,000 Class A Units, representing an approximate 28.3% Class A Units ownership interest in Caliber.  Triangle recognized a gain in the first quarter of fiscal year 2016 of $2.9 million related to Caliber’s issuance of these 2,720,000 Class A Units to FREIF.

Also pursuant to the terms of the 2nd A&R Contribution Agreement, Triangle Caliber Holdings received warrants for the purchase of an additional 3,626,667 Class A Units, and FREIF received warrants for the purchase of an additional 906,667 Class A Units.   The warrants received by Triangle Caliber Holdings on February 2, 2015 included 2,357,334 Class A (Series 1 through 4) Warrants at strike prices and expiration dates noted below and 1,269,333 Class A (Series 6) Warrants with a strike price of $12.50 and an expiration date of February 2, 2018.  Triangle also recognized a gain of $0.2 million in the first quarter of fiscal year 2016 related to the fair value of the warrants issued, which will be amortized over the lives of the related warrants.

The following summarizes the Company’s equity investment holdings in Caliber as of January 31, 2015 and April 30, 2015 and the strike prices for exercising warrants as of April 30, 2015:

	Expiration	Strike Price at	As of	As of
	Date	April 30, 2015	January 31, 2015	April 30, 2015
Class A Units	—	$—	7,000,000	7,000,000
Series 1 Warrants	October 1, 2024	$12.78	5,600,000	6,615,467
Series 2 Warrants	October 1, 2024	$22.09	2,400,000	2,835,200
Series 3 Warrants	September 12, 2025	$22.09	3,000,000	3,544,000
Series 4 Warrants	September 12, 2025	$28.09	2,000,000	2,362,667
Series 6 Warrants	February 2, 2018	$12.50	—	1,269,333

The following summarizes the activities related to the Company’s equity investment in Caliber for the three months ended April 30, 2015:

(in thousands)	For the Three Months Ended April 30, 2015
Balance at January 31, 2015	$64,411

Capital contributions	—
Distributions	—
Equity investment share of net income before intra-company profit eliminations	425
Change in fair value of warrants	—
Gain on Caliber capital transactions	2,880

Balance at April 30, 2015	$67,716

Fair value of warrants at April 30, 2015	$504

Equity Investment Derivatives.  At January 31, 2015 and April 30, 2015, the Company held Class A (Series 1 through Series 4 and Series 6) Warrants to acquire additional ownership in Caliber.  These instruments are considered to be equity investment derivatives and are valued at each reporting period using valuation techniques (a Monte Carlo Simulation (“MCS”) model) for which the inputs are generally less observable than from objective sources.

8.   CAPITAL STOCK

The Company had 106.5 million shares of common stock issued or reserved for issuance at April 30, 2015.  At April 30, 2015, the Company had 75.3 million shares of common stock issued and outstanding.  The Company also had 2.0 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2011 Omnibus Incentive Plan and 2.9 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2014 Equity Incentive Plan (the “2014 Plan”).  The Company also had 3.1 million shares of common stock reserved that remained available for issuance under the 2014 Plan, as well as 6.0 million shares of common stock reserved for issuance under the CEO Stand-Alone Stock Option Agreement.  Lastly, the Company had 17.2 million shares of common stock reserved for issuance pursuant to the Convertible Note at April 30, 2015.

The Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”).  The program stipulates that shares of common stock may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations.   The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice.  There were no common stock repurchases for the three months ended April 30, 2015. As of April 30, 2015, the number of shares of common stock remaining available for repurchase under the Board approved program was 5,160,820 shares.

9.  SHARE-BASED COMPENSATION

The Company has granted equity awards to officers, directors, and certain employees of the Company including restricted stock units and stock options.  In addition, RockPile has granted Series B Units which represent interests in future RockPile profits.  The Company measures its awards based on the award’s grant date fair value which is recognized ratably over the applicable vesting period.

On May 27, 2014, the Board approved the 2014 Plan, which was approved by the Company’s stockholders on July 17, 2014.  No additional awards may be granted under prior plans but all outstanding awards under prior plans shall continue in accordance with their applicable terms and conditions.  The 2014 Plan authorizes the Company to issue stock options, SARs, restricted stock, restricted stock units, cash awards, and other awards to any employees, officers, directors, and consultants of the Company and its subsidiaries.  The maximum number of shares of common stock issuable under the 2014 Plan is 6.0 million shares, subject to adjustment for certain transactions.

For the three months ended April 30, 2014 and 2015, the Company recorded share-based compensation related to restricted stock units, stock options and RockPile Series B Units as follows:

	For the Three Months Ended April 30,
(in thousands)	2014	2015
Restricted stock units	$1,771	$2,079
Stock options	486	698
RockPile Series B Units	90	51
	2,347	2,828
Less amounts capitalized to oil and natural gas properties	(339)	(320)
Compensation expense	$2,008	$2,508

Restricted Stock Units.  During the three months ended April 30, 2015, the Company granted 1,568,093 restricted stock units as compensation to employees, officers, and directors which generally vest over one to five years.  As of April 30, 2015, there was approximately $25.1 million of total unrecognized compensation expense related to unvested restricted stock units.  This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 3.6 years on a weighted average basis.  When restricted stock units vest, the holder has the right to receive one share of the Company’s common stock per vesting unit.

The following table summarizes the activity for our restricted stock units during the three months ended April 30, 2015:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
Restricted stock units outstanding - January 31, 2015	2,914,045	$7.92
Units granted	1,568,093	$5.00
Units forfeited	(50,588)	$8.92
Units vested	(221,472)	$7.34
Restricted stock units outstanding - April 30, 2015	4,210,078	$6.86

Stock Options.  There were no grants, exercises or forfeitures of stock options during the three months ended April 30, 2015.  The following table summarizes the stock options outstanding at April 30, 2015:

	Remaining
Exercise Price	Contractual Life	Number of Shares
per Share	(years)	Outstanding	Exercisable
$7.50	8.18	750,000	75,000
$8.50	8.18	750,000	75,000
$10.00	8.18	1,500,000	150,000
$12.00	8.18	1,500,000	150,000
$15.00	8.18	1,500,000	150,000
$12.00	6.37	233,333	—
$14.00	6.37	233,333	—
$16.00	9.37	233,334	—
		6,700,000	600,000

Weighted average exercise price per share		$11.54	$11.25

Weighted average remaining contractual life		8.10	8.18

As of April 30, 2015, there was approximately $17.9 million of total unrecognized compensation expense related to stock options.  This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 3.1 years.

RockPile Share-Based Compensation.  RockPile currently has two classes of equity; Series A Units, which are voting units with an 8% preference, and Series B Units, which are non-voting equity awards. RockPile approved a plan that includes provisions allowing RockPile to make equity grants in the form of restricted units (“Series B Units”) pursuant to Restricted Unit Agreements. The plan authorizes RockPile to issue an aggregate of up to 6.0 million Series B Units in multiple series designated by a sequential number with the right to reissue forfeited or redeemed Series B Units.

The following table summarizes the activity for RockPile’s Series B Units for the three months ended April 30, 2015:

	Series	Series	Series	Series
	B-1 units	B-2 units	B-3 units	B-4 units	Total
Units outstanding - January 31, 2015	2,920,000	60,000	910,000	1,412,000	5,302,000
Units redeemed	—	—	—	—	—
Units granted	—	—	—	—	—
Units outstanding - April 30, 2015	2,920,000	60,000	910,000	1,412,000	5,302,000
Vested	2,920,000	30,000	188,000	—	3,138,000
Unvested	—	30,000	722,000	1,412,000	2,164,000

Series B Units currently have a 7 to 52 month vesting schedule. Compensation costs are determined using a Black-Scholes option pricing model based upon the grant date calculated fair market value of the award and is recognized ratably over the applicable vesting period.  As of April 30, 2015, there was approximately $2.3 million of unrecognized compensation expense related to unvested Series B Units.  We expect to recognize such expense on a pro-rata basis on the Series B Units’ vesting schedule during the next five fiscal years.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2015 and April 30, 2015, by level within the fair value hierarchy:

	As of January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment derivative assets	$—	$—	$504	$504
Commodity derivative assets	$—	$54,775	$—	$54,775

Liabilities:
RockPile earn-out liability	$—	$(1,825)	$—	$(1,825)

	As of April 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment derivative assets	$—	$—	$504	$504
Commodity derivative assets	$—	$24,796	$—	$24,796

Liabilities:
Commodity derivative liabilities	$—	$(3,463)	$—	$(3,463)
RockPile earn-out liability	$—	$(1,226)	$—	$(1,226)

Commodity Derivative Instruments. The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third-parties, the credit rating of each counterparty, and the Company’s own credit rating.  In considering counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  The Company believes that each of its counterparties is creditworthy and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  At April 30, 2015, commodity derivative instruments utilized by the Company consist of costless collars and swaps.  The Company’s commodity derivative instruments are valued using public indices and are traded with third-party counterparties, but are not openly traded on an exchange.  As such, the Company has classified these commodity derivative instruments as Level 2.

Caliber Class A (Series 1 through Series 4 and Series 6) Warrants.  The Company determines its estimate of the fair value of Caliber Class A Warrants using a MCS model.  For each MCS, the value of the Class A Units was forecasted at the end of each quarter based on a predetermined yield, and the strike price for the warrant is adjusted accordingly.  The fair value of the underlying Class A Units was estimated employing primarily a discounted cash flows analysis.  At April 30, 2015, the Company’s Caliber Class A Warrants are valued using valuation models that are generally less observable from objective sources.  As such, the Company has classified these instruments as Level 3.

Earn-out Liability.  The Company determined the estimated fair value of the earn-out liability relating to RockPile’s acquisition of Team Well Service, Inc. using a market approach based on information derived from an analysis performed for RockPile by an independent third-party. This analysis used publicly available information from market participants in the same industry, generally accepted methods for estimating an investor’s return requirements, and quoted market prices in active markets. As such, the earn-out liability has been classified as Level 2.

Summary of Level 3 Financial Assets and Liabilities.  The fair values of the Class A (Series 1 through Series 4 and Series 6) Warrants were estimated using a MCS model.  The fair value of the Company’s equity investment derivative assets was $0.5 million at January 31, 2015 and April 30, 2015.

Fair Value of Financial Instruments.  The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives and Caliber Class A Warrants (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The Convertible Note’s estimated fair value is based on discounted cash flows analysis and option pricing.  The carrying amount of the Company’s revolving credit facilities approximated fair value because the interest rate of the facilities is variable. The fair values of the other notes and mortgages payable is not significantly different than their carrying values.  The fair value of the TUSA 6.75% Notes is derived from quoted market prices. This disclosure does not impact our financial position, results of operations or cash flows.

The carrying values and fair values of the Company’s debt instruments are as follows:

	January 31, 2015		April 30, 2015
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
5% convertible note	$135,877	$137,790	$137,576	$154,884
Revolving credit facilities	224,159	224,159	245,288	245,288
TUSA 6.75% notes	429,500	303,871	429,500	365,505
Other notes and mortgages payable	10,605	10,605	10,490	10,490

11.   RELATED PARTY TRANSACTIONS

TUSA and an affiliate of Caliber have entered into certain midstream services agreements for (i) crude oil gathering, stabilization, treating and redelivery; (ii) natural gas compression, gathering, dehydration, processing and redelivery; (iii) produced water transportation and disposal services; and (iv) fresh water transportation for TUSA’s oil and natural gas drilling and production operations.  The agreements also include an acreage dedication from TUSA and a firm volume commitment by the Caliber affiliate for each service line.  TUSA has agreed to deliver minimum monthly revenues derived from the fees paid by TUSA to the Caliber affiliate for volumes of oil, natural gas, produced water, and fresh water for a primary term of 15 years beginning on the 2014 in-service dates for the Caliber facilities.  The aggregate minimum revenue commitment over the term of the agreements is $405.0 million, of which $347.0 million was outstanding at April 30, 2015.

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

During the three months ended April 30, 2015, TUSA sold one salt water disposal well to an affiliate of Caliber for net proceeds of $6.0 million.

12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	For the Three Months Ended April 30,
(in thousands)	2014	2015
Cash paid during the period for:
Interest expense	$1,661	$1,890
Income taxes	$—	$—

Non-cash investing activities:
Additions to oil and natural gas properties through:
Increase (decrease) in accounts payable and accrued liabilities	$10,167	$(7,932)
Capitalized stock based compensation	$339	$320
Change in asset retirement obligations	$197	$242

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

Summary of results for the three months ended April 30, 2015

During the three months ended April 30, 2015:

•	Average daily production volumes were 13,775 Boe/day for the three months ended April 30, 2015, compared to 8,135 Boe/day for the three months ended April 30, 2014, an increase of 69%.
•

TUSA spud 10 gross (7.3 net) operated wells and completed 5 gross (3.3 net) operated wells during the three months ended April 30, 2015. As of April 30, 2015, TUSA had 18 gross (14.8 net) operated wells that have been drilled and were pending completion.

•

Lower average realized prices of $38.97 per Boe for the three months ended April 30, 2015 versus $84.08 per Boe for the three months ended April 30, 2014, resulted in oil, natural gas and natural gas liquids sales for the three months ended April 30, 2015 of $47.8 million compared to $60.8 million for the three months ended April 30, 2014.

•	RockPile completed 5 TUSA wells and 50 third-party wells in the three months ended April 30, 2015, as compared to 9 TUSA wells and 17 third-party wells in the three months ended April 30, 2014.
•

Oilfield services revenue for the three months ended April 30, 2015 was $70.5 million compared to $38.9 million for the three months ended April 30, 2014 as RockPile increased its sales to third party customers.

•

The competitive oilfield services pricing environment resulted in a negative gross profit of $2.4 million for the quarter ended April 30, 2015 compared to a gross profit of $8.8 million for the quarter ended April 30, 2014 after eliminations of intercompany gross profit.

•	The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation at April 30, 2015, resulting in an impairment of $192.0 million.
•	General and administrative expenses decreased from $18.5 million in the three months ended January 31, 2015 to $14.9 million for the three months ended April 30, 2015.
•	Cash flows provided by operating activities were $39.3 million for the three months ended April 30, 2015 compared to $39.8 million for the three months ended April 30, 2014.
•	TUSA amended its credit facility to revise its financial covenants and add an equity cure right.

Drilling and Completions

The following table summarizes our wells spud and completed during the three months ended April 30, 2015:

	For the Three Months Ended April 30, 2015
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	10	7.3	5	3.3
Non-operated wells	2	0.1	15	0.6
	12	7.4	20	3.9

Properties, Plan of Operations and Capital Expenditures

We own operated and non-operated leasehold positions in the Williston Basin of North Dakota and Montana. As of April 30, 2015, we have completed a total of 101 gross (72.8 net) operated wells in the Williston Basin and have an interest in approximately 475 gross (26.1 net) non-operated wells.

As of April 30, 2015, we were running a two-rig drilling program. We will release one rig at the end of June 2015,  and we plan to periodically reassess the appropriate number of rigs for our future drilling program based on a variety of factors including, but not limited to, prevailing oil and gas prices and operational efficiencies.

Our oil and natural gas property expenditures during the three months ended April 30, 2014 and 2015, are summarized below:

	For the Three Months Ended April 30,
(in thousands)	2014	2015
Costs incurred during the period
Acquisition of properties:
Proved	$815	$222
Unproved	3,578	—
Exploration	10,974	33,375
Development	72,346	33,527
Oil and natural gas expenditures	87,713	67,124
Asset retirement obligations, net	197	242
	$87,910	$67,366

We use the full cost method of accounting for our oil and natural gas operations. Accounting rules require us to perform a quarterly ceiling limitation calculation to test our oil and natural gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, amortization expense, and tax effects. If the net capitalized cost of our oil and natural gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects.

At April 30, 2015, the carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $192.0 million for the three months ended April 30, 2015. Triangle will likely be required to recognize an additional impairment of oil and natural gas properties in future periods if oil and natural gas prices remain at current prices or continue to decline or if there is a negative impact on one or more of the other components of the calculation and such impairment will likely be material.

U.S. Leaseholds

As of April 30, 2015, we have leased approximately 233,732 gross and 116,368 net acres in the Williston Basin,  with approximately 196,181 gross and 82,361 net acres in our core focus area located predominantly in McKenzie and Williams Counties, North Dakota, and eastern Roosevelt and Sheridan Counties, Montana.  The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
North Dakota	158,684	61,312	26,321	11,568	185,005	72,880
Montana	6,662	6,190	42,065	37,298	48,727	43,488
Total Williston Basin	165,346	67,502	68,386	48,866	233,732	116,368

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

	For the Three Months Ended April 30,
Oil and Natural Gas Operations	2014	2015
Production volumes:
Crude oil (Mbbls)	598	1,025
Natural gas (MMcf)	441	739
Natural gas liquids (Mbbls)	52	78
Total barrels of oil equivalent (Mboe)	724	1,226

Average daily production volumes (Boe/d)	8,135	13,775

Average realized prices:
Crude oil ($ per Bbl)	$90.88	$43.36
Natural gas ($ per Mcf)	$8.21	$3.23
Natural gas liquids ($ per Bbl)	$54.87	$12.18
Total average realized price ($ per Boe)	$84.08	$38.97

Oil, natural gas and natural gas liquids revenues (in thousands):
Crude oil	$54,372	$44,442
Natural gas	3,622	2,386
Natural gas liquids	2,840	950
Total oil, natural gas and natural gas liquids revenues	$60,834	$47,778

Operating expenses (in thousands):
Lease operating expenses	$4,726	$10,909
Gathering, transportation and processing	3,802	6,348
Production taxes	6,348	4,787
Oil and natural gas amortization expense	18,710	28,693
Impairment of oil and natural gas properties	—	192,000
Accretion of asset retirement obligations	25	57
Total operating expenses	$33,611	$242,794

Operating expenses per Boe:
Lease operating expenses	$6.53	$8.90
Gathering, transportation and processing	$5.25	$5.18
Production taxes	$8.77	$3.90
Oil and natural gas amortization expense	$25.84	$23.40

Comparison of Quarter Ended April 30, 2015 to Quarter Ended April 30, 2014

Oil, Natural Gas and Natural Gas Liquids Revenues.  Revenues from oil, natural gas and natural gas liquids for the three months ended April 30, 2015 decreased 21% to $47.8 million from $60.8 million for the three months ended April 30, 2014. Total production increased 69% due to our drilling and completion program in fiscal year 2015 and the first quarter of fiscal year 2016. This increase in production was offset by a 54% decrease in weighted average realized prices from $84.08 per Boe for the three months ended April 30, 2014 to $38.97 per Boe for the three months ended April 30, 2015.

Lease Operating Expenses.  Lease operating expense increased to $8.90 per Boe for the three months ended April 30, 2015 from $6.53 per Boe for the three months ended April 30, 2014.  The cost increase is primarily the result of increased workover expenses and higher produced water disposal costs. We expect that lease operating expenses on a per Boe basis will continue to be higher in fiscal year 2016 than the prior year due to the decrease in our drilling and completion program compared to fiscal year 2015.

Gathering, Transportation and Processing.  Gathering, transportation and processing expenses were relatively consistent at $5.18 per Boe for the three months ended April 30, 2015 compared to $5.25 per Boe for the three months ended April 30, 2014.

Production Taxes.  Production taxes decreased 25% in the first quarter of fiscal year 2016 to $4.8 million from $6.3 million for the first quarter of fiscal year 2015. The 21% decrease in oil, natural gas and natural gas liquids revenues for the three months ended April 30, 2015 versus the three months ended April 30, 2014 is the primary reason for the decrease.

Oil and Natural Gas Amortization.  Oil and natural gas amortization expense increased 53% to $28.7 million for the three months ended April 30, 2015 from $18.7 million for the three months ended April 30, 2014.  The increase is primarily related to increased production in the first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015.  On a per Boe basis, our oil and natural gas amortization expense decreased by $2.44 from $25.84 for the three months ended April 30, 2014 to $23.40 for the three months ended April 30, 2015 primarily due to increases in proved reserves from successful development and field extensions.

Impairment Expense. During the first quarter of fiscal year 2016, we recorded a $192.0 million non-cash impairment of the carrying value of our proved oil and natural gas properties as a result of the ceiling test limitation. The impairment resulted primarily from lower realized oil prices. No provision for impairment was recorded during the first quarter of fiscal year 2015.

Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our ceiling test calculation and impairment analyses in future periods. We will likely be required to recognize an additional impairment of oil and natural gas properties in future periods if oil and natural gas prices remain at current levels or continue to decline and such impairment will likely be material.

Oilfield Services Gross Profit.  We formed RockPile with the strategic objective of having both greater control over one of our largest cost centers as well as to provide locally-sourced, high-quality completion services to TUSA and other operators in the Williston Basin.  Since formation, RockPile has been focused on procuring new oilfield and complementary well completion equipment, building physical and supply chain infrastructure in North Dakota, recruiting and training employees, and establishing third-party customers.  RockPile’s results of operations are affected by a number of variables including drilling and stimulation activity, pricing environment, service performance, equipment utilization, and the ability to secure and retain third-party customers.  Pressure pumping direct costs include the cost of chemicals and proppant, labor (wages and benefits), logistics expenses, insurance, repairs and maintenance, and safety costs.  Cost of goods sold as a percentage of revenue will vary based upon the pricing environment, completion design and equipment utilization.

For the three months ended April 30, 2015, RockPile performed hydraulic fracturing, cased-hole wireline, pressure pumping and workover services for TUSA and 12 third-party customers.  Equipment utilized to perform these services consisted of four spreads, six wireline trucks, and five workover rigs. RockPile has increased its base of third-party customers, and consolidated oilfield services revenues increased 81% from $38.9 million for the three months ended April 30, 2014 to $70.5 million for the three months ended April 30, 2015. Hydraulic fracturing services resulted in 55 total well completions (5 for TUSA and 50 for third-parties) for the three months ended April 30, 2015 compared to 26 total well completions (9 for TUSA and 17 for third-parties) for the three months ended April 30, 2014.

The current competitive oilfield services pricing environment has resulted in a negative gross profit of $2.4 million for the quarter ended April 30, 2015 compared to a gross profit of $8.8 million for the quarter ended April 30, 2014, after eliminations of $2.9 million and $5.3 million of intercompany gross profit, respectively. We expect that the oilfield services pricing environment will continue to be very competitive as long as oil and natural gas prices remain near current levels, resulting in compressed gross profits compared to the prior year.

The table below summarizes the RockPile contribution to our consolidated results for the quarters ended April 30,  2014 and 2015:

	For the Three Months Ended April 30, 2014			For the Three Months Ended April 30, 2015
(in thousands)	Oilfield Services	Eliminations	Consolidated	Oilfield Services	Eliminations	Consolidated
Revenues
Oilfield services	$61,432	$(22,484)	$38,948	$80,594	$(10,084)	$70,510
Total revenues	61,432	(22,484)	38,948	80,594	(10,084)	70,510
Cost of sales
Oilfield services	43,711	(16,001)	27,710	70,586	(6,360)	64,226
Depreciation	3,590	(1,200)	2,390	9,489	(830)	8,659
Total cost of sales	47,301	(17,201)	30,100	80,075	(7,190)	72,885
Gross profit	$14,131	$(5,283)	$8,848	$519	$(2,894)	$(2,375)

General and Administrative Expenses.  The following table summarizes general and administrative expenses for the quarters ended April 30, 2014 and 2015:

	For the Three Months Ended April 30, 2014				For the Three Months Ended April 30, 2015
	Exploration and	Oilfield		Consolidated	Exploration and	Oilfield		Consolidated
(in thousands)	Production	Services	Corporate	Total	Production	Services	Corporate	Total
Salaries and benefits	$1,241	$2,738	$2,282	$6,261	$341	$4,829	$3,253	$8,423
Stock-based compensation	395	90	1,523	2,008	321	51	2,136	2,508
Other general and administrative	1,537	2,359	1,236	5,132	407	1,797	1,724	3,928
Total	$3,173	$5,187	$5,041	$13,401	$1,069	$6,677	$7,113	$14,859

Total general and administrative expenses increased $1.5 million to $14.9 million for the three months ended April 30, 2015 compared to $13.4 million for the three months ended April 30, 2014.  The increase in corporate general and administrative expenses is primarily a result of increased compensation and benefit costs for personnel due to the growth of the business.

Commodity Derivatives.  We have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production.  Our commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as derivative assets and liabilities.  During the three months ended April 30, 2015, we recognized a loss of $14.0 million on our commodity derivative positions due to increases in underlying crude oil prices, as compared to a loss of $5.5 million for the three months ended April 30, 2014.  The fair values of the open commodity derivative instruments will continue to change in value until the transactions are settled, and we will likely add to our hedging program.  Therefore, we expect our net income to reflect the volatility of commodity price forward markets.  Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.  We recorded a realized commodity derivative gain of $19.5 million in the first quarter of fiscal year 2016, as compared to a realized commodity derivative loss of $0.8 million in the first quarter of fiscal year 2015.

Income from Equity Investment.  Our equity investment in Caliber consists of Class A Units and equity derivative instruments.  The Company recognized no gain or loss on its equity investment derivatives in the first quarter of fiscal year 2016 compared to a $10.5 million gain during the first quarter of fiscal year 2015 related to the increase in the fair value of the equity investment derivatives.  In addition, during the three months ended April 30, 2015, the Company recognized $0.43 million for its share of Caliber’s net income for the period.  This income was offset by $0.24 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company, resulting in recognized income of $0.19 million. During the three months ended April 30, 2014, the Company recognized $0.05 million for its share of Caliber’s net income for the period.  This income was offset by $0.18 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company, resulting in a recognized loss of $0.13 million. In addition, we recognized a gain in the first quarter of fiscal year 2016 of $2.9 million related to Caliber’s issuance of 2,720,000 Class A Units to FREIF.

Interest Expense.  The $9.1 million in interest expense for the three months ended April 30, 2015 consists of (i) approximately $0.9 million in interest related to the TUSA credit facility, (ii) approximately $1.7 million in accrued interest related to the Convertible Note, (iii) approximately $7.3 million in interest related to the TUSA 6.75% Notes, (iv) approximately $0.8 million in interest expense associated with RockPile’s credit facility and notes payable, and (v) approximately $0.1 million in interest expense related to our other debt, all net of approximately $1.7 million of capitalized interest which is generally incurred as exploratory wells are drilled and completed.  Approximately $2.2 million of interest expense and capitalized interest was paid in cash.

The $2.7 million in interest expense for the three months ended April 30, 2014 consists of (i) approximately $1.3 million in interest related to the TUSA credit facility, (ii) approximately $1.6 million in accrued interest related to our Convertible Note, and (iii) approximately $0.6 million in interest expense associated with RockPile’s credit facility and notes payable, all net of approximately $0.8 million of capitalized interest.  Approximately $1.7 million of interest expense and capitalized interest was paid in cash.

Income Taxes.  Our income tax provision was a benefit of $53.4 million for the three months ended April 30, 2015 compared to an expense of $10.0 million for the three months ended April 30, 2014.

As noted above, the carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $192.0 million. This impairment results in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Additionally, Triangle will likely be required to recognize additional impairments of its oil and natural gas properties in future periods if oil and natural gas prices remain at current levels or continue to decline and such impairments will likely be material. Triangle also had NOLs for federal income tax purposes of $136.9 million at January 31, 2015. These losses and expected future losses were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets as of April 30, 2015 since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; sustained or continued improvements in oil prices; and taxable events that could result from one or more transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

In the current period the Company recorded the benefit of reversing its net deferred tax liability. As long as the Company concludes that it will continue to have a need for a valuation allowance against its net deferred tax assets, the Company likely will not have any additional income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

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

In the first quarter of fiscal year 2016, our average realized price for oil was $43.36 per barrel, a decrease of 52% over the average realized price for the first quarter of fiscal year 2015.  This reflected the dramatic decrease in the price of oil that occurred over the second half of fiscal year 2015 and has continued through the first quarter of fiscal year 2016.  Future prices for oil will likely continue to fluctuate due to supply and demand factors, seasonality and other geopolitical and economic factors.  We manage volatility in commodity prices by maintaining flexibility in our capital investment program.  In addition, we periodically hedge a portion of our oil production to mitigate our potential exposure to price declines and the corresponding negative impact on cash flows available for investment.

As of April 30, 2015, we had cash of approximately $50.3 million consisting primarily of cash held in bank accounts, as compared to approximately $67.9 million at January 31, 2015.  At April 30, 2015, we also had available borrowing capacity of $203.7 million under the TUSA credit facility and $51.0 million under the RockPile credit facility.

As of April 30, 2015, we had approximately $822.9 million of debt outstanding, consisting of $429.5 million for the TUSA 6.75% Notes, $137.6 million for the Convertible Note, $146.3 million for the TUSA credit facility, $99.0 million for the RockPile credit facility, and $10.5 million for other notes and mortgages.

Cash Flows

The following is a summary of our changes in cash and cash equivalents for the three months ended April 30, 2014 and 2015:

	For the Three Months Ended April 30,
(in thousands)	2014	2015
Net cash provided by operating activities	$39,843	$39,255
Net cash used in investing activities	(91,806)	(76,606)
Net cash provided by financing activities	75,495	19,757
Net increase (decrease) in cash and equivalents	$23,532	$(17,594)

Net Cash Provided by Operating Activities.  Cash flows provided by operating activities were $39.3 million for the three months ended April 30, 2015, compared to $39.8 million for the three months ended April 30, 2014. Cash flows from operating activities were unfavorably impacted in the three months ended April 30, 2015 by lower realized oil prices and the competitive oilfield services pricing environment compared to the three months ended April 30, 2014, offset by favorable changes in current assets and current liabilities in the three months ended April 30, 2015.

Net Cash Used in Investing Activities.  During the three months ended April 30, 2015, we used $76.6 million in cash in investing activities compared to $91.8 million during the three months ended April 30, 2014.  During the three months ended April 30, 2015 and 2014, we used $74.8 million and $73.4 million, respectively, on oil and natural gas property expenditures and $0.2 million and $4.4 million, respectively, to acquire oil and natural gas properties. During the three months ended April 30, 2015 and 2014, we also spent $5.3 million and $12.9 million, respectively, on purchases of oilfield services equipment and $2.3 million and $1.1 million, respectively, on other property and equipment, primarily facility construction and improvements. During the three months ended April 30, 2015, we received net proceeds of $6.0 million from the sale of a salt water disposal well to Caliber.

Net Cash Provided by Financing Activities. Cash flows provided by financing activities for the three months ended April 30, 2015 totaled $19.8 million, as compared to $75.5 million for the three months ended April 30, 2014. Our primary source of cash from financing activities during both the three months ended April 30, 2015 and 2014 came from $21.1 million and $78.1 million, respectively, in net borrowings from our credit facilities.

Capital Requirements Outlook

Although our cash flows from operations have historically contributed minimally to funding our capital requirements, specifically with respect to our capital expenditure budget, our fiscal year 2015 cash flows from operations increased significantly over fiscal year 2014. Nonetheless, our first quarter fiscal year 2016 cash flows from operations were insufficient to cover our capital requirements for the quarter, and we continued to rely on external financing activities.  We believe that the lag time between initial investment and cash flows from such investment is typical of the oil and natural gas industry where upfront costs are significant and cash flows are delayed.  This holds true across our businesses, including drilling and completion costs for TUSA and equipment costs for RockPile. While we are not obligated to fund any further equity commitment for Caliber, the lag time between investment in operations and cash flows is exacerbated in the midstream space where initial construction costs and project timelines are substantial.  In a higher oil and natural gas pricing environment such as we experienced in recent years, we expect that our cash flows from operations would increase significantly as additional TUSA oil and natural gas wells commence production, RockPile’s oilfield services increase, and Caliber’s gathering and processing system becomes fully operational.  However, we expect that current depressed oil and natural gas prices, which have decelerated our drilling program and created a very competitive oilfield services market, will continue to limit our cash flows from operations in upcoming quarters compared to the same periods in fiscal year 2015.

In response to the current oil and natural gas pricing environment, we have significantly reduced capital expenditures, and we may further adjust such expenditures as market dynamics warrant. We will likely remain dependent on borrowings under our credit facilities and, to a lesser extent, potential additional financings to fund the difference between cash flows from operations and our capital expenditures budget and other contractual commitments.  Although we expect that our operating cash flows and availability under our credit facilities will be largely sufficient for our capital requirements, any additional shortfall may be financed through additional debt or equity instruments.  There can be no assurance that we will achieve our anticipated future cash flows from operations, that credit will be available when needed, or that we would be able to complete alternative transactions in the capital markets if needed.

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

Sources of Capital

Cash flows from operations.  Our produced volumes have increased significantly over the past three years as a result of  the successful development of our operated properties.  If we are able to continue to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, we would expect our production rates to continue to increase over time as we continue to develop our properties. However, due to the current depressed oil and natural gas pricing environment, we have reduced our drilling rig count, and we plan to delay the completion of certain wells subject to a number of factors, including the price of oil and natural gas at the time, oilfield services and materials costs, and the availability of third party work for RockPile.  Consequently, our production volume growth is expected to slow throughout the remainder of fiscal year 2016, and the benefit we receive from any increased production is likely to be less than it was in comparable periods of fiscal year 2015 due to lower realized prices.  If oil and natural gas prices recover sufficiently during the remainder of fiscal year 2016, we may increase drilling and completion expenditures, which we expect would increase production volumes and cash flows from operations.

Cash flows from our oilfield services segment decreased significantly in the first quarter of fiscal year 2016 primarily due to efforts to remain competitive in the current oil and natural gas pricing environment by significantly reducing fees that RockPile charges to its customers.  As a result of the margin compression on fees charged for services, as well as the likelihood for lower utilization of RockPile services by customers slowing the pace of their development operations, we anticipate that RockPile’s cash flows from operations throughout the remainder of fiscal year 2016 will be substantially lower than comparable periods in fiscal year 2015.

Credit facilities. As of April 30, 2015, our maximum credit available under the TUSA credit facility was $1.0 billion, subject to a borrowing base of $350.0 million. As of April 30, 2015, we had $203.7 million of borrowing capacity available.  The borrowing base under the TUSA credit facility is subject to redetermination on a semi-annual basis by May 1 and November 1. In addition, each of TUSA and the lenders may request an unscheduled borrowing base redetermination twice during each calendar year.  We anticipate limited, if any, borrowing base growth in fiscal year 2016, and our borrowing base may be further reduced if oil and natural gas prices do not rebound significantly in the near term. As of April 30, 2015, our maximum credit available under the RockPile credit facility was $150.0 million, and we had $51.0 million of borrowing capacity available. Notwithstanding a potential additional borrowing base reduction under the TUSA credit facility, we expect that the substantial borrowing capacity available under our credit facilities will be sufficient to finance any difference between our cash flows from operations and our anticipated capital expenditures.

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

Working Capital

As part of our cash management strategy, we periodically use available funds to reduce amounts borrowed under our credit facilities.  However, due to certain restrictive covenants contained in our credit facilities regarding our ability to dividend or otherwise transfer funds from the borrower to Triangle, we seek to maintain sufficient liquidity at Triangle to manage foreseeable and unforeseeable consolidated cash requirements.  Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital.  Our working capital was $9.6 million as of April 30, 2015, as compared to $37.7 million at January 31, 2015.

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

The Company’s commodity derivative contracts as of April 30, 2015 are summarized below:

	Contract		Quantity	Weighted Average	Weighted Average	Weighted Average
	Type	Basis (1)	(Bbl/d)	Put Strike	Call Strike	Price
May 1, 2015 to January 31, 2016	Collar	NYMEX	3,826	$86.52	$98.72
May 1, 2015 to January 31, 2016	Swap	NYMEX	1,170			$60.22
February 1, 2016 to January 31, 2017	Swap	NYMEX	2,746			$60.23

(1)	“NYMEX” refers to West Texas Intermediate crude oil prices at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

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

Changes in commodity futures price strips during the first quarter of fiscal year 2016 had an overall net negative impact on the fair value of our derivative contracts.  For the first quarter of fiscal year 2016, we reported a loss on our derivative contracts of $14.0 million.  The fair value of our derivative instruments at April 30, 2015 was a net asset of $21.3 million.  This mark-to-market net asset relates to derivative instruments with various terms that are scheduled to be realized over the period from May 1, 2015 through December 2016.  Over this period, actual realized derivative settlements may differ significantly, either positively or negatively, from the unrealized mark-to-market valuation at April 30, 2015.  An assumed increase of 10% in the forward commodity prices used in the April 30, 2015 valuation of our derivative instruments would result in a net derivative asset of approximately $7.5 million at April 30, 2015.  Conversely, an assumed decrease of 10% in forward commodity prices would result in a net derivative asset of approximately $35.4 million at April 30, 2015.

Interest Rate Risk.  As of April 30, 2015, we had $350.0 million of borrowing availability under the TUSA credit facility, of which $146.3 million was drawn at quarter-end.  The credit facility bears interest at variable rates.  Assuming we had the maximum amount outstanding at April 30, 2015 under the TUSA credit facility of $350.0 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $3.5 million.

As of April 30, 2015, RockPile had an aggregate of $150.0 million available for borrowing under its credit facility of which approximately $99.0 million of principal was outstanding as of such date.  The credit facility bears interest at variable rates.  Assuming RockPile had the maximum amount outstanding at April 30, 2015 under the credit facility of $150.0 million, a 1.0% interest rate increase would result in additional annualized interest expense of approximately $1.5 million.

The Convertible Note and the TUSA 6.75% Notes bear interest at fixed rates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Jonathan Samuels, our President and Chief Executive Officer, and Justin Bliffen, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based on the evaluation, those officers believe that:

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth in our Fiscal 2015 Form 10-K.  Those risks, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or results of operations.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our purchases of shares of our common stock during the fiscal quarter ended April 30, 2015:

					Maximum number
				Total number of	of shares that may
	Total Number		Average	shares purchased	yet be purchased
	of Shares		Price Paid	as part of publicly	under the plans
	Purchased		Per Share	announced plans (2)	at month end
February 1, 2015 to February 28, 2015	7,368		$5.36	—	4,949,393	(3)
March 1, 2015 to March 31, 2015	40,207		5.03	—	5,160,820	(4)
April 1, 2015 to April 30, 2015	21,283		5.41	—	5,160,820
	68,858	(1)	$5.18	—

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

(2)

As reported in Current Reports on Form 8-K filed with the SEC on September 11, 2014 and October 17, 2014, the Company’s Board of Directors approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). Shares of common stock repurchased under the program may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, pursuant to a Rule 10b5-1 plan, in privately negotiated agreements, or other transactions. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. As of April 30, 2015, an aggregate of 11,431,744 shares of the Company’s common stock have been repurchased under the program.

(3)

Includes the number of shares of common stock remaining available for repurchase pursuant to Tranche 2, plus the number of shares of common stock available for repurchase pursuant to Tranche 3 based on the paid-in-kind interest accrued on the Convertible Note as of December 31, 2014.  All shares of common stock authorized for repurchase under Tranche 1 have been exhausted.

(4)	Includes an additional 211,427 shares of common stock potentially issuable pursuant to the paid-in-kind interest added to the principal balance of the Convertible Note on March 31, 2015.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits

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

10.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated April 30, 2015, among Triangle USA Petroleum Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, and the Lenders and Subsidiary Guarantors Named Therein, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference.

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

TRIANGLE PETROLEUM CORPORATION
Date: June 8, 2015	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

USTIN, 2015
Date: June 8, 2015	By:	/s/ JUSTIN BLIFFEN
Justin Bliffen
Chief Financial Officer