Form 10-Q
period 2015-07-31
Triangle Petroleum Corp
filed 2015-09-08
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2015

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

Yes ☐   No ☒

As of September 3, 2015, there were 75,504,924 shares of the registrant’s common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2015	July 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,871	$45,870
Accounts receivable	171,911	116,159
Commodity derivatives	54,775	26,677
Other current assets	14,952	8,947
Total current assets	309,509	197,653

PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, full cost method of accounting
Proved properties	1,159,584	1,302,145
Unproved properties and properties under development, not being amortized	142,896	112,918
Total oil and natural gas properties	1,302,480	1,415,063
Accumulated amortization	(176,390)	(627,296)
Net oil and natural gas properties	1,126,090	787,767
Oilfield services equipment, net	87,549	79,997
Other property and equipment, net	47,367	48,825
Net property, plant and equipment	1,261,006	916,589

OTHER ASSETS
Deferred loan costs	14,038	13,601
Equity investment	64,411	73,709
Commodity derivatives	—	2,689
Other	5,906	5,716
Total other assets	84,355	95,715

Total assets	$1,654,870	$1,209,957

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2015	July 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued capital expenditures	$176,182	$130,698
Other accrued liabilities	73,440	57,667
Current portion of long-term debt	503	677
Interest payable	2,250	1,725
Deferred income taxes	19,467	—
Total current liabilities	271,842	190,767

LONG-TERM LIABILITIES
5% convertible note	135,877	139,295
Borrowings on credit facilities	224,159	259,192
TUSA 6.75% notes	429,500	425,889
Other notes and mortgages payable	10,102	12,687
Deferred income taxes	33,974	—
Other	4,398	4,435
Total liabilities	1,109,852	1,032,265

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 140,000,000 shares authorized; 75,174,442 and 75,488,871 shares issued and outstanding at January 31, 2015 and July 31, 2015, respectively	1	1
Additional paid-in capital	545,017	551,236
Retained earnings (accumulated deficit)	—	(373,545)
Total stockholders' equity	545,018	177,692

Total liabilities and stockholders’ equity	$1,654,870	$1,209,957

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2014	2015	2014	2015
REVENUES:
Oil, natural gas and natural gas liquids sales	$80,506	$55,263	$141,340	103,041
Oilfield services	61,483	54,470	100,431	124,980
Total revenues	141,989	109,733	241,771	228,021
EXPENSES:
Lease operating expenses	6,698	11,369	11,424	22,278
Gathering, transportation and processing	3,733	6,641	7,535	12,989
Production taxes	8,677	5,449	15,025	10,236
Depreciation and amortization	26,707	32,244	47,994	70,050
Impairment of oil and natural gas properties	—	206,000	—	398,000
Accretion of asset retirement obligations	40	90	65	147
Oilfield services	43,554	46,719	71,264	112,183
General and administrative, net of amounts capitalized	14,091	14,589	27,492	29,448
Total operating expenses	103,500	323,101	180,799	655,331

INCOME (LOSS) FROM OPERATIONS	38,489	(213,368)	60,972	(427,310)

OTHER INCOME (EXPENSE):
Interest expense, net	(4,218)	(9,866)	(6,890)	(18,972)
Amortization of deferred loan costs	(1,167)	(731)	(1,359)	(1,347)
Gain on extinguishment of debt	—	1,156	—	1,156
Realized commodity derivative gains (losses)	(2,954)	17,016	(3,772)	36,484
Unrealized commodity derivative gains (losses)	2,033	8,033	(2,605)	(25,409)
Equity investment income (loss)	190	1,210	64	1,398
Gain (loss) on equity investment derivatives	(7,534)	4,516	2,920	4,516
Gain on Caliber capital transactions	—	—	—	2,880
Other income	52	(1,312)	114	(382)
Total other income (expense)	(13,598)	20,022	(11,528)	324

INCOME (LOSS) BEFORE INCOME TAXES	24,891	(193,346)	49,444	(426,986)

INCOME TAX PROVISION (BENEFIT)	10,339	—	20,350	(53,441)

NET INCOME (LOSS)	$14,552	$(193,346)	$29,094	$(373,545)

Earnings (loss) per common share outstanding:
Basic	$0.17	$(2.56)	$0.34	$(4.96)
Diluted	$0.15	$(2.56)	$0.30	$(4.96)

Weighted average common shares outstanding:
Basic	86,172	75,410	86,064	75,334
Diluted	103,774	75,410	103,511	75,334

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended July 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,094	$(373,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,994	70,050
Impairment of oil and natural gas properties	—	398,000
Share-based compensation	3,815	6,134
Interest expense paid-in-kind on 5% convertible note	3,252	3,418
Amortization of deferred loan costs	1,359	1,347
Gain on extinguishment of debt	—	(1,156)
Accretion of asset retirement obligations	65	147
Unrealized commodity derivative (gains) losses	2,605	25,409
Equity investment (income) loss	(64)	(1,398)
Gain on equity investment derivatives	(2,920)	(4,516)
Gain on Caliber capital transactions	—	(2,880)
Deferred income taxes	19,800	(53,441)
Changes in related current assets and current liabilities:
Accounts receivable	(44,363)	55,752
Other current assets	(581)	6,005
Accounts payable and accrued liabilities	2,994	(48,345)
Asset retirement expenditures	(136)	(377)
Other	(1,068)	(559)
Cash provided by operating activities	61,846	80,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(149,479)	(128,734)
Acquisitions of oil and natural gas properties	(131,368)	(243)
Purchases of oilfield services equipment	(24,579)	(8,657)
Purchases of other property and equipment	(3,080)	(4,208)
Sale of oil and natural gas properties	—	6,000
Other	58	15
Cash used in investing activities	(308,448)	(135,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	245,116	110,810
Repayments of credit facilities	(410,015)	(75,777)
Proceeds from notes payable	450,000	3,035
Repayments of other notes and mortgages payable	(199)	(298)
Early extinguishment of repurchased debt	—	(2,455)
Debt issuance costs	(10,331)	(910)
Payments to settle tax on vested restricted stock units	(2,192)	(624)
Cash provided by financing activities	272,379	33,781

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	25,777	(22,001)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	81,750	67,871
CASH AND EQUIVALENTS, END OF PERIOD	$107,527	$45,870

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended July 31, 2015

(in thousands, except share data)

				Retained
	Shares of	Common	Additional	Earnings
	Common	Stock at	Paid-in	(Accumulated	Total
	Stock	Par Value	Capital	Deficit)	Equity

Balance - January 31, 2015	75,174,442	$1	$545,017	$—	$545,018
Vesting of restricted stock units (net of shares surrendered for taxes)	314,429	—	(624)	—	(624)
Share-based compensation	—	—	6,843	—	6,843
Net income (loss) for the period	—	—	—	(373,545)	(373,545)
Balance - July 31, 2015	75,488,871	$1	$551,236	$(373,545)	$177,692

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

In September 2012, through our wholly-owned subsidiary, Triangle Caliber Holdings, LLC, we formed Caliber Midstream Partners, L.P. (“Caliber”), an unconsolidated joint venture with First Reserve Energy Infrastructure Fund. Caliber was formed for the purpose of providing oil, natural gas and water transportation and related services to oil and natural gas exploration and production companies in the Williston Basin.

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

Use of Estimates. In the course of preparing its condensed consolidated financial statements, management makes various assumptions, judgments, and estimates to determine the reported amount of assets, liabilities, revenue, and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (i) oil and natural gas reserves; (ii) cash flow estimates used in ceiling tests of oil and natural gas properties; (iii) depreciation and amortization; (iv) impairment of unproved properties and other assets; (v) assigning fair value and allocating purchase price in connection with business combinations; (vi) accrued revenue and related receivables;

(vii) valuation of commodity derivative instruments and equity derivative instruments; (viii) accrued expenses and related liabilities; (ix) valuation of share-based payments and (x) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these condensed consolidated financial statements.

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

Oil and Natural Gas Properties. We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the amortizable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations.

At the end of each quarterly period, we must compute a limitation on capitalized costs, which is equal to the sum of the present value of estimated future net revenues from our proved reserves by applying the average price as prescribed by the SEC (unweighted arithmetic average of commodity prices in effect on the first day of each of the previous twelve months), less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects. We then conduct a “ceiling test” that compares the net book value of the full cost pool, after taxes, to the full cost ceiling limitation. In the event the full cost ceiling limitation is less than the full cost pool, we are required to record an impairment of our oil and natural gas properties.

The ceiling test for each period presented was based on the following average spot prices, in each case adjusted for quality factors and regional differentials to derive estimated future net revenues. Prices presented in the table below are the trailing 12 month simple average spot prices at the first of the month for natural gas at Henry Hub (“HH”) and West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma. The fluctuations demonstrate the volatility in oil and natural gas prices between each of the periods and have a significant impact on our ceiling test limitation.

	Trailing 12 Month Simple Average Spot Prices
	January 31, 2015	April 30, 2015	July 31, 2015
Oil (per Bbl)	$91.22	$78.58	$67.65
Natural gas (per MMbtu)	$4.20	$3.69	$3.23
Natural gas liquids (per Bbl)	$50.07	$41.96	$34.98

We recognized impairments to our proved oil and natural gas properties of $206.0 million and $398.0 million for the three and six months ended July 31, 2015, respectively, primarily due to the decline in oil, natural gas and natural gas liquids prices. We did not recognize impairments to our proved oil and natural gas properties for the three and six months ended July 31, 2014. We will incur additional impairments to our oil and natural gas properties in future quarters if prices stay at current levels or decline further.  The amount of any future impairment is difficult to predict, and will depend, in part, upon future oil, natural gas and natural gas liquids prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. The ceiling limitation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities but do adversely affect our net income and stockholders’ equity.  Any recorded impairment of oil and natural gas properties is not reversible at a later date.

The evaluation of impairment of our oil and natural gas properties includes estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revisions of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered.

Oilfield Services Equipment and Other Property and Equipment.  Oilfield services equipment and other property and equipment consisted of the following as of:

(in thousands)	January 31, 2015	July 31, 2015
Land	$7,888	$7,888
Building and leasehold improvements	33,625	35,506
Oilfield service equipment	116,354	122,946
Vehicles	4,811	5,761
Software, computers and office equipment	5,327	6,481
Capital leases	853	853
Total depreciable assets	168,858	179,435
Accumulated depreciation	(35,189)	(54,121)
Depreciable assets, net	133,669	125,314
Assets not placed in service	1,247	3,508
Total oilfield service equipment and other property & equipment, net	$134,916	$128,822

Income Taxes.  The Company computes its quarterly tax provision using the effective tax rate method based on applying the anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

As noted above, the carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $398.0 million for the six months ended July 31, 2015. This impairment results in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Additionally, Triangle will likely be required to recognize additional impairments of its oil and natural gas properties in future periods if oil and natural gas prices remain at current levels or continue to decline and such impairments will likely be material. Triangle also had net operating loss carryovers (“NOLs”) for federal income tax purposes of $136.9 million at January 31, 2015. These losses and expected future losses were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets as of April 30 and July 31, 2015 since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained or continued improvements in oil prices, and taxable events that could result from one or more transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

In the first quarter of fiscal year 2016 the Company recorded the benefit of reversing its net deferred tax liability. As long as the Company concludes that it will continue to have a need for a valuation allowance against its net deferred tax assets, the Company likely will not have any additional income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

As of July 31, 2015, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company’s position during the first six months of fiscal year 2016. Given the substantial net operating loss carryforwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, as any such adjustments would very likely only adjust net operating loss carryforwards.

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

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and unvested restricted stock, for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2014	2015	2014	2015
Dilutive	17,602,373	—	17,447,130	—
Anti-dilutive shares	4,500,000	10,888,828	4,500,000	10,888,828

The table below sets forth the computations of net income (loss) per common share (basic and diluted) for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2014	2015	2014	2015
Net income (loss) attributable to common stockholders	$14,552	$(193,346)	$29,094	$(373,545)
Effect of 5% convertible note conversion	996	—	1,983	—
Net income (loss) attributable to common stockholders after effect of 5% convertible note conversion	$15,548	$(193,346)	$31,077	$(373,545)

Basic weighted average common shares outstanding	86,172	75,410	86,064	75,334
Effect of dilutive securities	17,602	—	17,447	—
Diluted weighted average common shares outstanding	103,774	75,410	103,511	75,334

Basic net income (loss) per share	$0.17	$(2.56)	$0.34	$(4.96)
Diluted net income (loss) per share	$0.15	$(2.56)	$0.30	$(4.96)

Reclassifications.  Certain amounts in our unaudited condensed consolidated statement of operations for the three and six months ended July 31, 2014 have been reclassified to conform to the financial statement presentation for the periods ended July 31, 2015. The unaudited condensed consolidated statement of operations reclassifications relate to the break out of amortization of deferred loan costs from interest expense and amounts related to revisions in the Elmworth abandonment obligation that were reclassified from accretion of asset retirement obligations to depreciation and amortization expense. Such reclassifications had no impact on consolidated total assets, stockholders’ equity or net income previously reported.

3.  SEGMENT REPORTING

We conduct our operations within two reportable operating segments. We identified each segment based on management’s responsibility and the nature of their products, services, and costs. There are no major distinctions in geographical areas served as nearly all operations are in the Williston Basin of the United States. The Exploration and Production operating segment, consisting of TUSA and several insignificant oil and natural gas subsidiaries, is responsible for finding and producing oil and natural gas. The Oilfield Services segment, consisting of RockPile and its subsidiaries, is responsible for a variety of oilfield and complementary well completion services for both TUSA-operated wells and wells operated by third-parties. Corporate and Other includes our corporate office and several subsidiaries that management does not consider to be part of the Exploration and Production or Oilfield Services segments. Also included in Corporate and Other are our results from our investment in Caliber, including any changes in the fair value of our equity investment derivatives.

Management evaluates the performance of our segments based upon net income (loss) before income taxes. The following tables present selected financial information for our operating segments for the three months ended July 31, 2015 and 2014.

	For the Three Months Ended July 31, 2015
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$55,263	$—	$—	$—	$55,263
Oilfield services for third parties	—	54,830	—	(360)	54,470
Intersegment revenues	—	14,601	—	(14,601)	—
Total revenues	55,263	69,431	—	(14,961)	109,733
Expenses:
Lease operating and production taxes	16,818	—	—	—	16,818
Gathering, transportation and processing	6,641	—	—	—	6,641
Depreciation and amortization	24,527	8,718	407	(1,408)	32,244
Impairment of oil and natural gas properties	206,000	—	—	—	206,000
Accretion of asset retirement obligations	90	—	—	—	90
Cost of oilfield services	—	56,353	(1,238)	(8,396)	46,719
General and administrative, net of amounts capitalized:
Salaries and benefits	584	3,940	3,045	—	7,569
Stock-based compensation	375	84	3,167	—	3,626
Other general and administrative	349	1,034	2,011	—	3,394
Total operating expenses	255,384	70,129	7,392	(9,804)	323,101
Income (loss) from operations	(200,121)	(698)	(7,392)	(5,157)	(213,368)
Other income (expense), net	18,290	(845)	3,116	(539)	20,022
Income (loss) before income taxes	$(181,831)	$(1,543)	$(4,276)	$(5,696)	$(193,346)

	For the Three Months Ended July 31, 2014
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$80,506	$—	$—	$—	$80,506
Oilfield services for third parties	—	64,093	—	(2,610)	61,483
Intersegment revenues	—	37,962	—	(37,962)	—
Total revenues	80,506	102,055	—	(40,572)	141,989
Expenses:
Lease operating and production taxes	15,375	—	—	—	15,375
Gathering, transportation and processing	3,733	—	—	—	3,733
Depreciation and amortization	26,287	4,690	186	(4,456)	26,707
Accretion of asset retirement obligations	40	—	—	—	40
Cost of oilfield services	—	68,867	—	(25,313)	43,554
General and administrative, net of amounts capitalized:
Salaries and benefits	1,560	2,922	2,051	—	6,533
Stock-based compensation	343	127	1,337	—	1,807
Other general and administrative	2,882	2,329	540	—	5,751
Total operating expenses	50,220	78,935	4,114	(29,769)	103,500
Income (loss) from operations	30,286	23,120	(4,114)	(10,803)	38,489
Other income (expense), net	(4,267)	(667)	(7,752)	(912)	(13,598)
Net income (loss) before income taxes	$26,019	$22,453	$(11,866)	$(11,715)	$24,891

The following tables present selected financial information for our operating segments for the six months ended July 31, 2015 and 2014.

	For the Six Months Ended July 31, 2015
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$103,041	$—	$—	$—	$103,041
Oilfield services for third parties	—	125,920	—	(940)	124,980
Intersegment revenues	—	24,105	—	(24,105)	—
Total revenues	103,041	150,025	—	(25,045)	228,021
Expenses:
Lease operating and production taxes	32,514	—	—	—	32,514
Gathering, transportation and processing	12,989	—	—	—	12,989
Depreciation and amortization	53,826	18,207	732	(2,715)	70,050
Impairment of oil and natural gas properties	398,000	—	—	—	398,000
Accretion of asset retirement obligations	147	—	—	—	147
Cost of oilfield services	—	126,939	—	(14,756)	112,183
General and administrative, net of amounts capitalized:
Salaries and benefits	925	8,769	6,298	—	15,992
Stock-based compensation	696	135	5,303	—	6,134
Other general and administrative	756	2,831	3,735	—	7,322
Total operating expenses	499,853	156,881	16,068	(17,471)	655,331
Income (loss) from operations	(396,812)	(6,856)	(16,068)	(7,574)	(427,310)
Other income (expense), net	(2,712)	(1,720)	5,802	(1,046)	324
Income (loss) before income taxes	$(399,524)	$(8,576)	$(10,266)	$(8,620)	$(426,986)
As of July 31, 2015:
Net oil and natural gas properties	$871,169	$—	$—	$(83,402)	$787,767
Oilfield services equipment - net	$—	$79,997	$—	$—	$79,997
Other property and equipment - net	$9,194	$21,759	$17,872	$—	$48,825
Total assets	$1,023,660	$159,486	$130,445	$(103,634)	$1,209,957
Total liabilities	$770,143	$130,685	$151,669	$(20,232)	$1,032,265

	For the Six Months Ended July 31, 2014
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$141,340	$—	$—	$—	$141,340
Oilfield services for third parties	—	103,650	—	(3,219)	100,431
Intersegment revenues	—	59,837	—	(59,837)	—
Total revenues	141,340	163,487	—	(63,056)	241,771
Expenses:
Lease operating and production taxes	26,449	—	—	—	26,449
Gathering, transportation and processing	7,535	—	—	—	7,535
Depreciation and amortization	46,440	8,280	362	(7,088)	47,994
Accretion of asset retirement obligations	65	—	—	—	65
Cost of oilfield services	—	112,578	—	(41,314)	71,264
General and administrative, net of amounts capitalized:
Salaries and benefits	2,801	5,660	4,333	—	12,794
Stock-based compensation	738	217	2,860	—	3,815
Other general and administrative	4,419	4,688	1,776	—	10,883
Total operating expenses	88,447	131,423	9,331	(48,402)	180,799
Income (loss) from operations	52,893	32,064	(9,331)	(14,654)	60,972
Other income (expense), net	(10,834)	(1,174)	1,746	(1,266)	(11,528)
Income (loss) before income taxes	$42,059	$30,890	$(7,585)	$(15,920)	$49,444

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

The above deferred income is indirectly recognized in future periods through a lower amortization rate as proved reserves are produced. For the three months ended July 31, 2015 and 2014, $0.1 and $2.9 million, respectively, of the depreciation and amortization elimination relates to the Exploration and Production segment and the balance relates to the Oilfield Services segment. For the six months ended July 31, 2015 and 2014, $0.6 and $4.3 million, respectively, of the depreciation and amortization elimination relates to the Exploration and Production segment and the balance relates to the Oilfield Services segment.

These differences, as well as differing amounts for impairments, result in basis differences between the net oil and gas property amounts presented in Triangle’s financial statements compared to those presented in TUSA’s standalone financial statements.

4.  LONG-TERM DEBT

The Company’s long-term debt consisted of the following as of January 31, 2015 and July 31, 2015:

(in thousands)	January 31, 2015	July 31, 2015
5% convertible note	$135,877	$139,295
TUSA credit facility due October 2018	119,272	172,272
RockPile credit facility due March 2019	104,887	86,920
TUSA 6.75% notes due July 2022	429,500	425,889
Other notes and mortgages payable	10,605	13,364
Total debt	800,141	837,740
Less current portion of debt:
Other notes and mortgages payable	(503)	(677)
Total long-term debt	$799,638	$837,063

Convertible Note. On July 31, 2012, the Company sold to NGP Triangle Holdings, LLC a 5% convertible note with an initial principal amount of $120.0 million (the “Convertible Note”) that became convertible after November 16, 2012 into the Company’s common stock at a conversion rate of one share per $8.00 of note principal.

The Convertible Note accrues interest at a rate of 5.0% per annum, compounded quarterly, on each December 31, March 31, June 30 and September 30, and on the date of any redemption, conversion or exchange of the Convertible Note. Such interest is paid-in-kind by adding to the principal balance of the Convertible Note, provided that, after September 30, 2017, the Company has the option to make such interest payments in cash. As of July 31, 2015, $19.3 million of accrued interest has been added to the principal balance of the Convertible Note.

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

The lenders will redetermine the borrowing base under the TUSA credit facility on a semi-annual basis by May 1 and November 1. In addition, each of TUSA and the lenders may request an unscheduled borrowing base redetermination twice during each calendar year. If at any time the borrowing base is less than the amount of outstanding credit exposure under the TUSA credit facility, TUSA will be required to (i) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, (ii) pledge additional collateral, (iii) prepay the excess in three equal monthly installments, or (iv) any combination of options (i) through (iii). TUSA will pay a commitment fee that ranges between 0.375% and 0.50% per annum on the unused availability under the TUSA credit facility. The TUSA credit facility is collateralized by certain of TUSA’s assets, including (1) at least 80% of the adjusted engineered value of TUSA’s oil and natural gas interests evaluated in determining the borrowing base for the facility, and (2) all of the personal property of TUSA and its subsidiaries. The obligations under the TUSA credit facility are guaranteed by TUSA’s subsidiaries, but Triangle is not a guarantor.

The TUSA credit facility contains various covenants and restrictive provisions that may, among other things, limit TUSA’s ability to sell assets, incur additional indebtedness, pay dividends, make investments or loans and create liens. In addition, the facility contains financial covenants requiring TUSA to maintain specified ratios of consolidated current assets to consolidated current liabilities, consolidated senior secured debt to consolidated EBITDAX, and interest to consolidated EBITDAX. As of July 31, 2015, TUSA was in compliance with all covenants under the TUSA credit facility.

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

RockPile pays a commitment fee that ranges between 0.375% and 0.50% per annum on the unused availability under the RockPile credit facility. RockPile also pays a per annum fee on all letters of credit issued under the RockPile credit facility, which will equal the applicable margin for loans accruing interest based on the Eurodollar rate and a fronting fee to the issuing lender equal to 0.125% of the letter of credit amount. The obligations under the RockPile credit facility are guaranteed by RockPile’s subsidiaries, but Triangle is not a guarantor.

The RockPile credit facility contains financial covenants requiring RockPile to maintain specified ratios of consolidated debt to EBITDA and Adjusted EBITDA to Fixed Charges. Amendment No. 1 also modified covenants in the RockPile credit facility related to certain restrictions on the payment of dividends and distributions and increased the amount of permitted capital expenditures. As of July 31, 2015, RockPile was in compliance with all financial covenants under the RockPile credit facility.

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

TUSA may redeem some or all of the TUSA 6.75% Notes at any time prior to July 15, 2017 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium set forth in the Indenture. On or after July 15, 2017, TUSA may redeem some or all of the TUSA 6.75% Notes at any time at a price equal to 105% of the principal amount of the notes redeemed (103% after July 15, 2018, 102% after July 15, 2019 and 100% after July 15, 2020), plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to July 15, 2017, TUSA may redeem up to 35% of the aggregate principal amount of the TUSA 6.75% Notes at a specified redemption price set forth in the Indenture plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings. If TUSA experiences certain change of control events, TUSA must offer to repurchase the TUSA 6.75% Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date.

The Indenture permits TUSA to purchase TUSA 6.75% Notes in the open market. In fiscal year 2015, TUSA repurchased TUSA 6.75% Notes with a face value of $20.5 million for $13.9 million, immediately retired the repurchased notes, and recognized a gain on extinguishment of debt of $6.6 million.  During the three months ended July 31, 2015, TUSA repurchased additional TUSA 6.75% Notes with a face value of $3.6 million for $2.5 million, immediately retired the repurchased notes, and recognized a gain on extinguishment of debt of $1.1 million.

The Indenture contains covenants that, among other things, restrict TUSA’s ability and the ability of any guarantor subsidiary to sell certain assets; make certain dividends, distributions, investments and other restricted payments; incur certain additional indebtedness and issue preferred stock; create certain liens; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries, and consolidate, merge or sell substantially all of TUSA’s assets. These covenants are subject to a number of important exceptions and qualifications. As of July 31, 2015, TUSA was in compliance with all covenants under the TUSA 6.75% Notes.

5.  HEDGING AND COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS

Through TUSA, the Company has entered into commodity derivative instruments utilizing costless collars and swaps to reduce the effect of price changes on a portion of our future oil production. A collar requires us to pay the counterparty if the settlement price is above the ceiling price, and requires the counterparty to pay us if the settlement price is below the floor price. The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure or reduce existing derivative contracts, or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions. The Company does not enter into derivative contracts for speculative purposes.

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

The components of commodity derivative gains (losses) in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
(in thousands)	2014	2015	2014	2015
Realized commodity derivative gains (losses)	$(2,954)	$17,016	$(3,772)	$36,484
Unrealized commodity derivative gains (losses)	2,033	8,033	(2,605)	(25,409)
Commodity derivative gains (losses), net	$(921)	$25,049	$(6,377)	$11,075

The Company’s commodity derivative contracts as of July 31, 2015 are summarized below:

	Contract		Quantity	Weighted Average	Weighted Average	Weighted Average
	Type	Basis (1)	(Bbl/d)	Put Strike	Call Strike	Price
August 1, 2015 to January 31, 2016	Collar	NYMEX	2,739	$85.45	$98.20
August 1, 2015 to January 31, 2016	Swap	NYMEX	1,755			$60.22
February 1, 2016 to January 31, 2017	Swap	NYMEX	2,746			$60.23

(1)	“NYMEX” refers to West Texas Intermediate crude oil prices at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

In August 2015, the Company unwound certain commodity derivative swap contracts and realized a gain of $9.3 million.  The early settled contracts were for 2,000 barrels of oil per day at an average fixed price of $60.34 for the period from January 1, 2016 to December 31, 2016.

The estimated fair values of commodity derivatives included in the consolidated balance sheets at January 31, 2015 and July 31, 2015 are summarized below. The Company does not offset asset and liability positions with the same counterparties within the consolidated financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company’s derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented.

(in thousands)	January 31, 2015	July 31, 2015
Current Assets:
Crude oil derivative contracts	$54,775	$26,677

Other Long-Term Assets:
Crude oil derivative contracts	—	2,689

Total derivative asset	$54,775	$29,366

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

	For the Three Months Ended	For the Six Months Ended
(in thousands, except per share data)	July 31, 2014	July 31, 2014
Operating revenues	$146,559	$253,206
Net income (loss)	$15,427	$31,341

Earnings (loss) per common share
Basic	$0.18	$0.36
Diluted	$0.16	$0.32

Weighted average common shares outstanding:
Basic	86,172	86,064
Diluted	103,774	103,511

The pro forma information includes the effects of adjustments for depreciation and amortization expense of $1.3 million and $3.3 million, respectively, for the three and six month periods ended July 31, 2014. The pro forma results do not include any cost savings that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

7.  EQUITY INVESTMENT AND EQUITY INVESTMENT DERIVATIVES

Equity Investment. On October 1, 2012, Triangle Caliber Holdings, LLC (“Triangle Caliber Holdings”), a wholly-owned subsidiary of Triangle, entered into a joint venture with FREIF Caliber Holdings LLC (“FREIF”), a wholly-owned subsidiary of First Reserve Energy Infrastructure Fund. The joint venture entity, Caliber, was formed to provide crude oil, natural gas and water transportation and related services to the Company and third parties primarily within the Williston Basin of North Dakota and Montana.

On January 31, 2015, Triangle Caliber Holdings entered into a series of agreements modifying its joint venture with FREIF. In connection with the modifications, Triangle Caliber Holdings entered into a Second Amended and Restated Contribution Agreement, dated January 31, 2015 (the “2nd A&R Contribution Agreement”), with FREIF and the general partner of Caliber, which is owned and controlled equally between Triangle Caliber Holdings and FREIF. Pursuant to the terms of the 2nd A&R Contribution Agreement, FREIF agreed to contribute an additional $34.0 million to Caliber in exchange for 2,720,000 Class A Units. FREIF funded the $34.0 million contribution, and the additional 2,720,000 Class A Units were issued, on February 2, 2015. Triangle made no capital contribution to Caliber in connection with the 2nd A&R Contribution Agreement or the issuance of the 2,720,000 Class A Units. Following the issuance, FREIF holds 17,720,000 Class A Units, representing an approximate 71.7% Class A Units ownership interest in Caliber, and Triangle Caliber Holdings holds 7,000,000 Class A Units, representing an approximate 28.3% Class A Units ownership interest in Caliber. Triangle recognized a gain in the first six months of fiscal year 2016 of $2.9 million related to Caliber’s issuance of these 2,720,000 Class A Units to FREIF.

Also pursuant to the terms of the 2nd A&R Contribution Agreement, Triangle Caliber Holdings received warrants for the purchase of an additional 3,626,667 Class A Units, and FREIF received warrants (Series 5) for the purchase of an additional 906,667 Class A Units.  The warrants received by Triangle Caliber Holdings on February 2, 2015 included 2,357,334 Class A (Series 1 through 4) Warrants at strike prices and expiration dates noted below and 1,269,333 Class A (Series 6) Warrants with a strike price of $12.50 and an expiration date of February 2, 2018.

The following summarizes the Company’s equity investment holdings in Caliber as of January 31, 2015 and July 31, 2015 and the strike prices for exercising warrants as of July 31, 2015:

	Expiration	Strike Price at	As of	As of
	Date	July 31, 2015	January 31, 2015	July 31, 2015
Class A Units	—	$—	7,000,000	7,000,000
Series 1 Warrants	October 1, 2024	$12.78	5,600,000	6,615,467
Series 2 Warrants	October 1, 2024	$22.09	2,400,000	2,835,200
Series 3 Warrants	September 12, 2025	$22.09	3,000,000	3,544,000
Series 4 Warrants	September 12, 2025	$28.09	2,000,000	2,362,667
Series 6 Warrants	February 2, 2018	$12.50	—	1,269,333

The following summarizes the activities related to the Company’s equity investment in Caliber for the six months ended July 31, 2015:

For the Six Months Ended
(in thousands)	July 31, 2015
Balance at January 31, 2015	$64,411

Capital contributions	—
Distributions	—
Equity investment share of net income before intra-company profit eliminations	1,902
Change in fair value of warrants	4,516
Gain on Caliber capital transactions	2,880

Balance at July 31, 2015	$73,709

Fair value of warrants at July 31, 2015	$5,020

Equity Investment Derivatives.  At January 31, 2015 and July 31, 2015, the Company held Class A (Series 1 through Series 4 and Series 6) Warrants to acquire additional ownership in Caliber. These instruments are considered to be equity investment derivatives and are valued at each reporting period using valuation techniques for which the inputs are generally less observable than from objective sources.

8.  CAPITAL STOCK

The Company had 106.7 million shares of common stock issued or reserved for issuance at July 31, 2015. At July 31, 2015, the Company had 75.5 million shares of common stock issued and outstanding. The Company also had 1.8 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2011 Omnibus Incentive Plan and 3.1 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2014 Equity Incentive Plan (the “2014 Plan”). The Company also had 2.9 million shares of common stock reserved that remained available for issuance under the 2014 Plan, as well as 6.0 million shares of common stock reserved for issuance under the CEO Stand-Alone Stock Option Agreement. Lastly, the Company had 17.4 million shares of common stock reserved for issuance pursuant to the Convertible Note at July 31, 2015.

The Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). The program stipulates that shares of common stock may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. There were no common stock repurchases for the three and six months ended July 31, 2015. As of July 31, 2015, the number of shares of common stock remaining available for repurchase under the Board approved program was 5,374,890 shares.

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

For the three and six months ended July 31, 2014 and 2015, the Company recorded share-based compensation related to restricted stock units, stock options and RockPile Series B Units as follows:

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
(in thousands)	2014	2015	2014	2015
Restricted stock units	$1,503	$2,584	$3,274	$4,663
Stock options	487	1,347	973	2,045
RockPile Series B Units	127	84	217	135
	2,117	4,015	4,464	6,843
Less amounts capitalized to oil and natural gas properties	(310)	(389)	(649)	(709)
Compensation expense	$1,807	$3,626	$3,815	$6,134

Restricted Stock Units. During the six months ended July 31, 2015, the Company granted 1,773,343 restricted stock units as compensation to employees, officers, and directors which generally vest over one to five years. As of July 31, 2015, there was approximately $23.2 million of total unrecognized compensation expense related to unvested restricted stock units. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 3.3 years on a weighted average basis. When restricted stock units vest, the holder has the right to receive one share of the Company’s common stock per vesting unit.

The following table summarizes the activity for our restricted stock units during the six months ended July 31, 2015:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
Restricted stock units outstanding - January 31, 2015	2,914,045	$7.92
Units granted	1,773,343	$4.93
Units forfeited	(63,588)	$8.62
Units vested	(434,971)	$7.79
Restricted stock units outstanding - July 31, 2015	4,188,829	$6.66

Stock Options. There were no grants, exercises or forfeitures of stock options during the six months ended July 31, 2015. The following table summarizes the stock options outstanding at July 31, 2015:

	Remaining
Exercise Price	Contractual Life	Number of Shares
per Share	(years)	Outstanding	Exercisable
$7.50	7.93	750,000	150,000
$8.50	7.93	750,000	150,000
$10.00	7.93	1,500,000	300,000
$12.00	7.93	1,500,000	300,000
$15.00	7.93	1,500,000	300,000
$12.00	6.12	233,333	—
$14.00	6.12	233,333	—
$16.00	9.12	233,334	—
		6,700,000	1,200,000

Weighted average exercise price per share		$11.54	$11.25

Weighted average remaining contractual life		7.85	7.93

As of July 31, 2015, there was approximately $16.5 million of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 2.8 years.

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

The following table summarizes the activity for RockPile’s Series B Units for the six months ended July 31, 2015:

	Series	Series	Series	Series
	B-1 units	B-2 units	B-3 units	B-4 units	Total
Units outstanding - January 31, 2015	2,920,000	60,000	910,000	1,412,000	5,302,000
Units redeemed	—	—	—	—	—
Units granted	—	—	—	—	—
Units forfeited	—	—	(96,000)	(74,000)	(170,000)
Units outstanding - July 31, 2015	2,920,000	60,000	814,000	1,338,000	5,132,000
Vested	2,920,000	30,000	352,000	117,600	3,419,600
Unvested	—	30,000	462,000	1,220,400	1,712,400

Series B Units currently have a 1 to 46 month vesting schedule. Compensation costs are determined using a Black-Scholes option pricing model based upon the grant date calculated fair market value of the award and is recognized ratably over the applicable vesting period. As of July 31, 2015, there was approximately $2.3 million of unrecognized compensation expense related to unvested Series B Units. We expect to recognize such expense on a pro-rata basis on the Series B Units’ remaining vesting schedule.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2015 and July 31, 2015, by level within the fair value hierarchy:

	As of January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative assets	$—	$54,775	$—	$54,775
Equity investment derivative assets	$—	$—	$504	$504

Liabilities:
RockPile earn-out liability	$—	$(1,825)	$—	$(1,825)

	As of July 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative assets	$—	$29,366	$—	$29,366
Equity investment derivative assets	$—	$—	$5,020	$5,020

Liabilities:
RockPile earn-out liability	$—	$(1,242)	$—	$(1,242)

Commodity Derivative Instruments. The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third-parties, the credit rating of each counterparty, and the Company’s own credit rating. In considering counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. The Company believes that each of its counterparties is creditworthy and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At July 31, 2015, commodity derivative instruments utilized by the Company consist of costless collars and swaps. The Company’s commodity derivative instruments are valued using public indices and are traded with third-party counterparties, but are not openly traded on an exchange. As such, the Company has classified these commodity derivative instruments as Level 2.

Caliber Class A (Series 1 through Series 4 and Series 6) Warrants. The Company determines its estimate of the fair value of Caliber Class A Warrants using a Monte Carlo Simulation (“MCS”) model. For each MCS, the value of the Class A Units was forecasted at the end of each quarter based on a predetermined yield, and the strike price for the warrant is adjusted accordingly. At July 31, 2015, the fair value of the underlying Class A Units was estimated employing an income approach using a MCS model and discounted cash flows, and a market approach based on observed valuation multiples for comparable public companies.  Key inputs into these valuation approaches are generally less observable than those from objective sources. Therefore, the Company has classified these instruments as Level 3.

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

Fair Value of Financial Instruments.  The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives and Caliber Class A Warrants (discussed above), and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The Convertible Note’s estimated fair value is based on discounted cash flows analysis and option pricing. The carrying amount of the Company’s revolving credit facilities approximated fair value because the interest rate of the facilities is variable. The fair values of the other notes and mortgages payable is not significantly different than their carrying values. The fair value of the TUSA 6.75% Notes is derived from quoted market prices. This disclosure does not impact our financial position, results of operations or cash flows.

The carrying values and fair values of the Company’s debt instruments are as follows:

	January 31, 2015		July 31, 2015
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
5% convertible note	$135,877	$137,790	$139,295	$136,361
Revolving credit facilities	224,159	224,159	259,192	259,192
TUSA 6.75% notes	429,500	303,871	425,889	317,293
Other notes and mortgages payable	10,605	10,605	13,364	13,364

11.  RELATED PARTY TRANSACTIONS

TUSA and an affiliate of Caliber have entered into certain midstream services agreements for (i) crude oil gathering, stabilization, treating and redelivery; (ii) natural gas compression, gathering, dehydration, processing and redelivery; (iii) produced water transportation and disposal services; and (iv) fresh water transportation for TUSA’s oil and natural gas drilling and production operations. The agreements also include an acreage dedication from TUSA and a firm volume commitment by the Caliber affiliate for each service line. TUSA has agreed to deliver minimum monthly revenues derived from the fees paid by TUSA to the Caliber affiliate for volumes of oil, natural gas, produced water, and fresh water for a primary term of 15 years beginning in 2014. The aggregate minimum revenue commitment over the term of the agreements is $405.0 million, of which $336.3 million was outstanding at July 31, 2015.

TUSA and an affiliate of Caliber have also entered into a gathering services agreement, pursuant to which the Caliber affiliate will provide certain gathering-related measurement services to TUSA, and a fresh water sales agreement that will make available certain volumes of fresh water for purchase by TUSA at a set per barrel fee for a primary term of five years from the in-service date anticipated to be in the first half of fiscal year 2016. The fresh water sales agreement obligates TUSA to purchase all of the fresh water it requires for its drilling and operating activities exclusively from the Caliber affiliate, subject to availability, but it does not require TUSA to purchase a minimum volume of fresh water.

During the six months ended July 31, 2015, TUSA sold one salt water disposal well to an affiliate of Caliber for net proceeds of $6.0 million.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	For the Six Months Ended July 31,
(in thousands)	2014	2015
Cash paid during the period for:
Interest expense	$4,717	$16,078
Income taxes	$550	$—

Non-cash investing activities:
Additions to oil and natural gas properties through:
Increase (decrease) in accounts payable and accrued liabilities	$37,151	$(15,770)
Capitalized stock based compensation	$649	$709
Change in asset retirement obligations	$1,106	$425

Non-cash financing activities:
Notes payable issued for redemption of RockPile Series B Units	$1,041	$—

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

Summary of results for the six months ended July 31, 2015

•	Average daily production volumes were 13,646 Boe/day for the six months ended July 31, 2015, compared to 9,359 Boe/day for the six months ended July 31, 2014, an increase of 46%.
•

TUSA spud 16 gross (13.0 net) operated wells and completed 14 gross (9.9 net) operated wells during the six months ended July 31, 2015. As of July 31, 2015, TUSA had 18 gross (16.4 net) operated wells that have been drilled and were pending completion.

•

Lower average realized prices of $41.72 per Boe for the six months ended July 31, 2015, versus $83.42 per Boe for the six months ended July 31, 2014, resulted in oil, natural gas and natural gas liquids sales for the six months ended July 31, 2015 of $103.0 million compared to $141.3 million for the six months ended July 31, 2014.

•	RockPile completed 14 TUSA wells and 89 third-party wells in the six months ended July 31, 2015, as compared to 24 TUSA wells and 36 third-party wells in the six months ended July 31, 2014.
•	Oilfield services revenue for the six months ended July 31, 2015 was $125.0 million compared to $100.4 million for the six months ended July 31, 2014.
•

The competitive oilfield services pricing environment resulted in a negative gross profit of $3.3 million for the six months ended July 31, 2015 compared to a gross profit of $23.7 million for the six months ended July 31, 2014 after eliminations of intercompany gross profit.

•

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation  at  July 31, 2015, resulting in an impairment of $398.0 million for the six months ended July 31, 2015.

•	Cash flows provided by operating activities were $80.0 million for the six months ended July 31, 2015 compared to $61.8 million for the six months ended July 31, 2014.
•	TUSA amended its credit facility to revise its financial covenants and add an equity cure right.

Drilling and Completions

The following tables summarize our wells spud and completed during the three and six months ended July 31, 2015:

	For the Three Months Ended				For the Six Months Ended
	July 31, 2015				July 31, 2015
	Spud		Completed		Spud		Completed
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Operated wells	5	4.1	9	6.6	16	13.0	14	9.9
Non-operated wells	2	0.1	5	0.2	4	0.1	27	0.8
	7	4.2	14	6.8	20	13.1	41	10.7

Properties, Plan of Operations and Capital Expenditures

We own operated and non-operated leasehold positions in the Williston Basin of North Dakota and Montana. As of July 31, 2015, we have completed a total of 110 gross (79.4 net) operated wells in the Williston Basin and have an interest in approximately 474 gross (26.3 net) non-operated wells.

As of July 31, 2015, we were running one drilling rig, which we released in August 2015. We plan to periodically reassess the appropriate number of rigs for our future drilling program based on a variety of factors including, but not limited to, prevailing oil and natural gas prices and operational efficiencies.

Our oil and natural gas property expenditures during the six months ended July 31, 2014 and 2015 are summarized below:

	For the Six Months Ended
	July 31,
(in thousands)	2014	2015
Costs incurred during the period
Acquisition of properties:
Proved	$91,067	$243
Unproved	40,301	—
Exploration	52,338	49,499
Development	133,186	68,405
Oil and natural gas expenditures	316,892	118,147
Asset retirement obligations, net	1,106	425
	$317,998	$118,572

For the three and six months ended July 31, 2015, we recorded impairments to our oil and natural gas properties of $206.0 million and $398.0 million, respectively, primarily due to the significant decline in oil, natural gas and natural gas liquids prices. The trailing twelve month reference prices at July 31, 2015 were $67.65 per Bbl of oil, $3.23 per MMbtu for natural gas and $34.98 per Bbl of natural gas liquids. For the three and six months ended July 31, 2014, we did not record an impairment to our oil and natural gas properties.

Because the ceiling calculation requires rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in fiscal year 2016 compared to fiscal year 2015 will be a lower ceiling limitation each quarter.  We will incur additional impairments to our oil and natural gas properties in future quarters if prices stay at current levels or decline further.  The amount of any future impairment is difficult to predict and will depend, in part, upon future oil, natural gas and natural gas liquids prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

If the simple average of oil, natural gas and natural gas liquids prices as of the first day of each month for the trailing 12-month period ended July 31, 2015 had been $58.58 per Bbl of oil, $2.98 per MMbtu for natural gas and $29.44 per Bbl of natural gas liquids and all other factors remained constant, our impairment for the six months ended July 31, 2015 would have increased, on a pro forma basis, by approximately $180 million. The aforementioned prices were calculated based on a 12-month simple average, which includes the oil and natural gas prices on the first day of the month for the ten months ended August 31, 2015 and the prices for August 2015 were held constant for the remaining two months.

This calculation of the impact of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil, natural gas and natural gas liquids prices. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors could have a significant impact on future reserves and the present value of future cash flows. The other factors that impact future estimates of proved reserves include, but are not limited to, extensions and discoveries, changes in costs, drilling results, revisions due to performance and other factors, changes in development plans and production. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

The ceiling calculation is not intended to be indicative of the fair market value of our proved reserves or future results.  Impairment charges do not affect cash flow from operating activities but do adversely affect our net income and stockholders’ equity.  Any recorded impairment of oil and natural gas properties is not reversible at a later date.

U.S. Leaseholds

As of July 31, 2015, we have leased approximately 221,032 gross and 107,326 net acres in the Williston Basin, with approximately 191,150 gross and 78,961 net acres in our core focus area located predominantly in McKenzie and Williams Counties, North Dakota, and eastern Roosevelt and Sheridan Counties, Montana. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
North Dakota	160,084	62,351	20,336	7,289	180,420	69,640
Montana	6,662	6,190	33,950	31,496	40,612	37,686
Total Williston Basin	166,746	68,541	54,286	38,785	221,032	107,326

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

	For the Three Months Ended		For the Six Months Ended
	July 31		July 31
Oil and Natural Gas Operations	2014	2015	2014	2015
Production volumes:
Crude oil (Mbbls)	837	1,015	1,435	2,040
Natural gas (MMcf)	494	751	935	1,491
Natural gas liquids (Mbbls)	51	102	103	181
Total barrels of oil equivalent (Mboe)	970	1,242	1,694	2,470

Average daily production volumes (Boe/d)	10,543	13,500	9,359	13,646

Average realized prices:
Crude oil ($ per Bbl)	$90.78	$51.71	$90.82	$47.52
Natural gas ($ per Mcf)	$5.49	$2.56	$6.77	$2.89
Natural gas liquids ($ per Bbl)	$35.29	$8.36	$45.12	$9.96
Total average realized price ($ per Boe)	$82.94	$44.50	$83.42	$41.72

Oil, natural gas and natural gas liquids revenues (in thousands):
Crude oil	$75,983	$52,490	$130,355	$96,932
Natural gas	2,711	1,920	6,333	4,306
Natural gas liquids	1,812	853	4,652	1,803
Total oil, natural gas and natural gas liquids revenues	$80,506	$55,263	$141,340	$103,041

Operating expenses (in thousands):
Lease operating expenses	$6,698	$11,369	$11,424	$22,278
Gathering, transportation and processing	3,733	6,641	7,535	12,989
Production taxes	8,677	5,449	15,025	10,236
Oil and natural gas amortization expense	23,429	24,213	42,139	52,906
Impairment of oil and natural gas properties	—	206,000	—	398,000
Accretion of asset retirement obligations	40	90	65	147
Total operating expenses	$42,577	$253,762	$76,188	$496,556

Operating expenses per Boe:
Lease operating expenses	$6.91	$9.15	$6.74	$9.02
Gathering, transportation and processing	$3.85	$5.35	$4.45	$5.26
Production taxes	$8.95	$4.39	$8.87	$4.14
Oil and natural gas amortization expense	$24.15	$19.50	$24.88	$21.42

Comparison of Quarter Ended July 31, 2015 to Quarter Ended July 31, 2014

Oil, Natural Gas and Natural Gas Liquids Revenues.  Revenues from oil, natural gas and natural gas liquids for the three months ended July 31, 2015 decreased 31% to $55.3 million from $80.5 million for the three months ended July 31, 2014. Total production increased 28% due to our drilling and completion program. This increase in production was offset by a 46% decrease in weighted average realized prices from $82.94 per Boe for the three months ended July 31, 2014 to $44.50 per Boe for the three months ended July 31, 2015.

Lease Operating Expenses. Lease operating expense increased to $9.15 per Boe for the three months ended July 31, 2015 from $6.91 per Boe for the three months ended July 31, 2014. The cost increase is primarily the result of increased workover expenses and higher produced water disposal costs. We expect that lease operating expenses on a per Boe basis will continue to be higher in fiscal year 2016 than the prior year due to the decrease in our drilling and completion program compared to fiscal year 2015.

Gathering, Transportation and Processing. Gathering, transportation and processing expenses increased to $5.35 per Boe for the three months ended July 31, 2015 compared to $3.85 per Boe for the three months ended July 31, 2014.  We began transporting and processing our oil, natural gas, and natural gas liquids through Caliber’s facilities in fiscal year 2015. We often receive higher average realized prices by using Caliber’s facilities, partly offset by higher gathering, transportation, and process expenses.  We expect future expenses on a per Boe basis to be similar to those incurred to date in fiscal year 2016.

Production Taxes.  Production taxes decreased 37% in the second quarter of fiscal year 2016 to $5.4 million from $8.7 million for the second quarter of fiscal year 2015. The 31% decrease in oil, natural gas and natural gas liquids revenues for the three months ended July 31, 2015 versus the three months ended July 31, 2014 is the primary reason for the decrease.

Oil and Natural Gas Amortization.  Oil and natural gas amortization expense increased 3% to $24.2 million for the three months ended July 31, 2015 from $23.4 million for the three months ended July 31, 2014. On a per Boe basis, our oil and natural gas amortization expense decreased by $4.65 from $24.15 for the three months ended July 31, 2014 to $19.50 for the three months ended July 31, 2015 primarily due to the impairment recorded in the first quarter of fiscal year 2016.

Impairment Expense. During the second quarter of fiscal year 2016, we recorded a $206.0 million non-cash impairment of the carrying value of our proved oil and natural gas properties as a result of the ceiling test limitation. The impairment resulted primarily from lower realized oil prices. No provision for impairment was recorded during the second quarter of fiscal year 2015.

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

For the three months ended July 31, 2015, RockPile performed hydraulic fracturing, cased-hole wireline, pressure pumping and workover services for TUSA and 9 third-party customers. Equipment utilized to perform these services consisted of four spreads, six wireline trucks, and five workover rigs. RockPile has increased its base of third-party customers; however, the competitive oilfield services pricing environment resulted in a 11% decrease in consolidated oilfield services revenues from $61.5 million for the three months ended July 31, 2014 to $54.5 million for the three months ended July 31, 2015. Hydraulic fracturing services resulted in 48 total well completions (9 for TUSA and 39 for third-parties) for the three months ended July 31, 2015 compared to 34 total well completions (15 for TUSA and 19 for third-parties) for the three months ended July 31, 2014.

The current competitive oilfield services pricing environment has resulted in a negative gross profit of $1.0 million for the quarter ended July 31, 2015 compared to a gross profit of $14.8 million for the quarter ended July 31, 2014, after eliminations of $5.3 million and $13.7 million of intercompany gross profit, respectively. We expect that the oilfield services pricing environment will continue to be very competitive as long as oil and natural gas prices remain near current levels, resulting in compressed or negative gross profits compared to the prior year.

The table below summarizes the RockPile contribution to our consolidated results for the quarters ended July 31, 2014 and 2015:

	For the Three Months Ended July 31, 2014			For the Three Months Ended July 31, 2015
(in thousands)	Oilfield Services	Eliminations	Consolidated	Oilfield Services	Eliminations	Consolidated
Revenues
Oilfield services	$102,055	$(40,572)	$61,483	$69,431	$(14,961)	$54,470
Total revenues	102,055	(40,572)	61,483	69,431	(14,961)	54,470
Cost of sales
Oilfield services	68,867	(25,313)	43,554	56,353	(8,396)	47,957
Depreciation	4,690	(1,609)	3,081	8,718	(1,236)	7,482
Total cost of sales	73,557	(26,922)	46,635	65,071	(9,632)	55,439
Gross profit	$28,498	$(13,650)	$14,848	$4,360	$(5,329)	$(969)

General and Administrative Expenses.  The following table summarizes general and administrative expenses for the quarters ended July 31, 2014 and 2015:

	For the Three Months Ended July 31, 2014				For the Three Months Ended July 31, 2015
	Exploration and	Oilfield		Consolidated	Exploration and	Oilfield		Consolidated
(in thousands)	Production	Services	Corporate	Total	Production	Services	Corporate	Total
Salaries and benefits	$1,560	$2,922	$2,051	$6,533	$584	$3,940	$3,045	$7,569
Stock-based compensation	343	127	1,337	1,807	375	84	3,167	3,626
Other general and administrative	2,882	2,329	540	5,751	349	1,034	2,011	3,394
Total	$4,785	$5,378	$3,928	$14,091	$1,308	$5,058	$8,223	$14,589

Total general and administrative expenses increased $0.5 million to $14.6 million for the three months ended July 31, 2015 compared to $14.1 million for the three months ended July 31, 2014. The increase in corporate general and administrative expenses is primarily a result of increased compensation and benefit costs for personnel due to the growth of the businesses, partly offset by lower other general and administrative expenses.

Commodity Derivatives.  We have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as derivative assets and liabilities. During the three months ended July 31, 2015, we recognized a gain of $25.0 million on our commodity derivative positions due to decreases in underlying crude oil prices, as compared to a loss of $0.9 million for the three months ended July 31, 2014. The fair values of the open commodity derivative instruments will continue to change in value until the transactions are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time. We recorded a realized commodity derivative gain of $17.0 million in the second quarter of fiscal year 2016, as compared to a realized commodity derivative loss of $3.0 million in the second quarter of fiscal year 2015.

Income from Equity Investment. Our equity investment in Caliber consists of Class A Units and equity derivative instruments. The Company recognized a $4.5 million gain on its equity investment derivatives in the second quarter of fiscal year 2016 compared to a $7.5 million loss during the second quarter of fiscal year 2015 related to the change in the fair value of the equity investment derivatives. In addition, during the three months ended July 31, 2015, the Company recognized $1.5 million for its share of Caliber’s net income for the period.  This income was offset by $0.3 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by

Caliber and capitalized by the Company, resulting in recognized income of $1.2 million. During the three months ended July 31, 2014, the Company recognized $0.8 million for its share of Caliber’s net income for the period.  This income was offset by $0.6 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company, resulting in recognized income of $0.2 million.

Interest Expense.  The $9.9 million in interest expense for the three months ended July 31, 2015 consists of (i) approximately $1.1 million in interest related to the TUSA credit facility, (ii) approximately $1.7 million in accrued interest related to the Convertible Note, (iii) approximately $7.2 million in interest related to the TUSA 6.75% Notes, (iv) approximately $0.8 million in interest expense associated with RockPile’s credit facility and notes payable, and (v) approximately $0.1 million in interest expense related to our other debt, all net of approximately $1.0 million of capitalized interest which is generally incurred as exploratory wells are drilled and completed. Approximately $16.6 million of interest expense and capitalized interest was paid in cash.

The $4.2 million in interest expense for the three months ended July 31, 2014 consists of (i) approximately $1.8 million in interest related to the TUSA credit facility, (ii) approximately $1.6 million in accrued interest related to our Convertible Note, (iii) approximately $1.2 million in interest related to the TUSA 6.75% Notes, and (iv) approximately $0.6 million in interest expense associated with RockPile’s credit facility and notes payable, all net of approximately $1.0 million of capitalized interest. Approximately $3.1 million of interest expense and capitalized interest was paid in cash.

Income Taxes.  We recorded a full valuation allowance against our net deferred tax assets in the first quarter of fiscal year 2016.  Therefore, we had no income tax provision for the three months ended July 31, 2015 compared to expense of $10.3 million for the three months ended July 31, 2014.

As previously noted, the carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in impairments of $192.0 million for the three months ended April 30, 2015 and $206.0 million for the three months ended July 31, 2015. These impairments resulted in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Additionally, Triangle will likely be required to recognize additional impairments of its oil and natural gas properties in future periods if oil and natural gas prices remain at current levels or continue to decline and such impairments will likely be material. Triangle also had NOLs for federal income tax purposes of $136.9 million at January 31, 2015. These losses and expected future losses were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets as of April 30, 2015 and July 31, 2015 since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

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

Comparison of the Six Month Period Ended July 31, 2015 to the Six Month Period Ended July 31, 2014

Oil, Natural Gas and Natural Gas Liquids Revenues.  Revenues from oil, natural gas and natural gas liquids for the six months ended July 31, 2015 decreased 27% to $103.0 million from $141.3 million for the six months ended July 31, 2014. Total production increased 46% for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 due to our drilling and completion program. This increase in production was offset by a 50% decrease in weighted average realized prices from $83.42 per Boe for the six months ended July 31, 2014 to $41.72 per Boe for the six months ended July 31, 2015.

Lease Operating Expenses.  Lease operating expense increased to $9.02 per Boe for the six months ended July 31, 2015 from $6.74 per Boe for the six months ended July 31, 2014. The cost increase is primarily the result of increased workover expenses and higher produced water disposal costs. We expect that lease operating expenses on a per Boe basis will continue to be higher in fiscal year 2016 than the prior year due to the decrease in our drilling and completion program compared to fiscal year 2015.

Gathering, Transportation and Processing. Gathering, transportation and processing expenses increased to $5.26 per Boe for the six months ended July 31, 2015 compared to $4.45 per Boe for the six months ended July 31, 2014. We often receive higher average realized prices by using Caliber’s facilities, partly offset by higher gathering, transportation, and process expenses.  We expect future expenses on a per Boe basis to be similar to those incurred to date in fiscal year 2016.

Production Taxes.  Production taxes decreased 32% in the first six months of fiscal year 2016 to $10.2 million from $15.0 million for the first six months of fiscal year 2015. The 27% decrease in oil, natural gas and natural gas liquids revenues for the six months ended July 31, 2015 versus the six months ended July 31, 2014 is the primary reason for the decrease.

Oil and Natural Gas Amortization.  Oil and natural gas amortization expense increased 26% to $52.9 million for the six months ended July 31, 2015 from $42.1 million for the six months ended July 31, 2014. The increase is primarily related to increased production in the first six months of fiscal year 2016 as compared to the first six months of fiscal year 2015. On a per Boe basis, our oil and natural gas amortization expense decreased by $3.46 from $24.88 for the six months ended July 31, 2014 to $21.42 for the six months ended July 31, 2015 primarily due to increases in proved reserves from successful development and field extensions, and to the impairment recorded in the first quarter of fiscal year 2016.

Impairment Expense. During the first six months of fiscal year 2016, we recorded a $398.0 million non-cash impairment of the carrying value of our proved oil and natural gas properties as a result of the ceiling test limitation. The impairment resulted primarily from lower realized oil prices. No provision for impairment was recorded during the first six months of fiscal year 2015.

Oilfield Services Gross Profit.  For the six months ended July 31, 2015, RockPile performed hydraulic fracturing, cased-hole wireline, pressure pumping and workover services for TUSA and 14 third-party customers. Equipment utilized to perform these services consisted of four spreads, six wireline trucks, and five workover rigs. RockPile has increased its base of third-party customers, and consolidated oilfield services revenues increased 24% from $100.4 million for the six months ended July 31, 2014 to $125.0 million for the six months ended July 31, 2015. Hydraulic fracturing services resulted in 103 total well completions (14 for TUSA and 89 for third-parties) for the six months ended July 31, 2015 compared to 60 total well completions (24 for TUSA and 36 for third-parties) for the six months ended July 31, 2014.

The current competitive oilfield services pricing environment has resulted in a negative gross profit of $3.3 million for the six months ended July 31, 2015 compared to a gross profit of $23.7 million for the six months ended July 31, 2014, after eliminations of $8.2 million and $18.9 million of intercompany gross profit, respectively. We expect that the oilfield services pricing environment will continue to be very competitive as long as oil and natural gas prices remain near current levels, resulting in compressed or negative gross profits compared to the prior year.

The table below summarizes the RockPile contribution to our consolidated results for the six months ended July 31,  2014 and 2015:

	For the Six Months Ended July 31, 2014			For the Six Months Ended July 31, 2015
(in thousands)	Oilfield Services	Eliminations	Consolidated	Oilfield Services	Eliminations	Consolidated
Revenues
Oilfield services	$163,487	$(63,056)	$100,431	$150,025	$(25,045)	$124,980
Total revenues	163,487	(63,056)	100,431	150,025	(25,045)	124,980
Cost of sales
Oilfield services	112,578	(41,314)	71,264	126,939	(14,756)	112,183
Depreciation	8,280	(2,809)	5,471	18,207	(2,066)	16,141
Total cost of sales	120,858	(44,123)	76,735	145,146	(16,822)	128,324
Gross profit	$42,629	$(18,933)	$23,696	$4,879	$(8,223)	$(3,344)

General and Administrative Expenses.  The following table summarizes general and administrative expenses for the six months ended July 31, 2014 and 2015:

	For the Six Months Ended July 31, 2014				For the Six Months Ended July 31, 2015
	Exploration and	Oilfield		Consolidated	Exploration and	Oilfield		Consolidated
(in thousands)	Production	Services	Corporate	Total	Production	Services	Corporate	Total
Salaries and benefits	$2,801	$5,660	$4,333	$12,794	$925	$8,769	$6,298	$15,992
Stock-based compensation	738	217	2,860	3,815	696	135	5,303	6,134
Other general and administrative	4,419	4,688	1,776	10,883	756	2,831	3,735	7,322
Total	$7,958	$10,565	$8,969	$27,492	$2,377	$11,735	$15,336	$29,448

Total general and administrative expenses increased $1.9 million to $29.4 million for the six months ended July 31, 2015 compared to $27.5 million for the six months ended July 31, 2014. The increase in corporate general and administrative expenses is primarily a result of increased compensation and benefit costs for personnel due to the growth of the businesses, partly offset by lower other general and administrative expenses.

Commodity Derivatives.  We have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as derivative assets and liabilities. During the six months ended July 31, 2015, we recognized a gain of $11.1 million on our commodity derivative positions due to decreases in underlying crude oil prices, as compared to a loss of $6.4 million for the six months ended July 31, 2014. The fair values of the open commodity derivative instruments will continue to change in value until the transactions are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time. We recorded a realized commodity derivative gain of $36.5 million in the first six months of fiscal year 2016, as compared to a realized commodity derivative loss of $3.8 million in the first six months of fiscal year 2015.

Income from Equity Investment.  Our equity investment in Caliber consists of Class A Units and equity derivative instruments. The Company recognized a $4.5 million gain on its equity investment derivatives in the first six months of fiscal year 2016 compared to a $2.9 million gain during the first six months of fiscal year 2015 related to the change in the fair value of the equity investment derivatives. In addition, during the six months ended July 31, 2015, the Company recognized $1.9 million for its share of Caliber’s net income for the period. This income was offset by $0.5 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company, resulting in recognized income of $1.4 million. During the six months ended July 31, 2014, the Company recognized $0.9 million for its share of Caliber’s net income for the period. This income was offset by $0.8 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company, resulting in a recognized income of $0.1 million. In addition, we recognized a gain in the first six months of fiscal year 2016 of $2.9 million related to Caliber’s issuance of 2,720,000 Class A Units to FREIF.

Interest Expense.  The $19.0 million in interest expense for the six months ended July 31, 2015 consists of (i) approximately $2.0 million in interest related to the TUSA credit facility, (ii) approximately $3.4 million in accrued interest related to the Convertible Note, (iii) approximately $14.5 million in interest related to the TUSA 6.75% Notes, (iv) approximately $1.6 million in interest expense associated with RockPile’s credit facility and notes payable, and (v) approximately $0.2 million in interest expense related to our other debt, all net of approximately $2.7 million of capitalized interest which is generally incurred as exploratory wells are drilled and completed. Approximately $18.8 million of interest expense and capitalized interest was paid in cash.

The $6.9 million in interest expense for the six months ended July 31, 2014 consists of (i) approximately $3.1 million in interest related to the TUSA credit facility, (ii) approximately $3.3 million in accrued interest related to our Convertible Note, (iii) approximately $1.2 million in interest related to the TUSA 6.75% Notes and (iv) approximately $1.1 million in interest expense associated with RockPile’s credit facility and notes payable, all net of approximately $1.8 million of capitalized interest. Approximately $4.7 million of interest expense and capitalized interest was paid in cash.

Income Taxes.  As noted above, we recorded a full valuation allowance against our net deferred tax assets in the first six months of fiscal year 2016, and we recognized a benefit of $53.4 million compared to an expense of $20.4 million for the six months ended July 31, 2014.

Liquidity and Capital Resources

Our liquidity is highly dependent on the prices we receive for the oil, natural gas and natural gas liquids we produce. Commodity prices are market driven and are historically volatile. Prices received for production heavily influence our revenue, cash flows, profitability, access to capital and future rate of growth. In addition, commodity prices received by exploration and production companies in the Williston Basin affect the level of drilling activity there, and therefore may affect the demand for services provided by RockPile and/or Caliber.

In the first six months of fiscal year 2016, our average realized price for oil was $47.52 per barrel, a decrease of 48% over the average realized price for the first six months of fiscal year 2015. This reflected the dramatic decrease in the price of oil that occurred over the second half of fiscal year 2015 and has continued through the first six months of fiscal year 2016. Future prices for oil will likely continue to fluctuate due to supply and demand factors, seasonality and other geopolitical and economic factors. We manage the impact that volatility in commodity prices has on our liquidity by periodically hedging a portion of our oil production to mitigate our potential exposure to price declines and maintaining flexibility in our capital investment program.

As of July 31, 2015, we had cash of approximately $45.9 million consisting primarily of cash held in bank accounts, as compared to approximately $67.9 million at January 31, 2015. At July 31, 2015, we also had available borrowing capacity of $177.7 million under the TUSA credit facility and $63.1 million under the RockPile credit facility.

As of July 31, 2015, we had approximately $837.7 million of debt outstanding, consisting of $425.9 million for the TUSA 6.75% Notes, $139.3 million for the Convertible Note, $172.3 million for the TUSA credit facility, $86.9 million for the RockPile credit facility, and $13.3 million for other notes and mortgages.

Cash Flows

The following is a summary of our changes in cash and cash equivalents for the six months ended July 31, 2014 and 2015:

	For the Six Months Ended July 31,
(in thousands)	2014	2015
Net cash provided by operating activities	$61,846	$80,045
Net cash used in investing activities	(308,448)	(135,827)
Net cash provided by financing activities	272,379	33,781
Net increase (decrease) in cash and equivalents	$25,777	$(22,001)

Net Cash Provided by Operating Activities.  Cash flows provided by operating activities were $80.0 million for the six months ended July 31, 2015, compared to $61.8 million for the six months ended July 31, 2014. Cash flows from operating activities were unfavorably impacted in the six months ended July 31, 2015 by lower realized oil prices and the competitive oilfield services pricing environment compared to the six months ended July 31, 2014, offset by favorable changes in current assets and current liabilities in the six months ended July 31, 2015.

Net Cash Used in Investing Activities.  During the six months ended July 31, 2015, we used $135.8 million in cash in investing activities compared to $308.4 million during the six months ended July 31, 2014. During the six months ended July 31, 2015 and 2014, we used $128.7 million and $149.5 million, respectively, on oil and natural gas property expenditures and $0.2 million and $131.4 million, respectively, to acquire oil and natural gas properties. During the six months ended July 31, 2015 and 2014, we also spent $8.7 million and $24.6 million, respectively, on purchases of oilfield services equipment and $4.2 million and $3.1 million, respectively, on other property and equipment, primarily facility construction and improvements. During the six months ended July 31, 2015, we received net proceeds of $6.0 million from the sale of a salt water disposal well to Caliber.

Net Cash Provided by Financing Activities. Cash flows provided by financing activities for the six months ended July 31, 2015 totaled $33.8 million, as compared to $272.4 million for the six months ended July 31, 2014. Our primary source of cash from financing activities during the six months ended July 31, 2015 came from $35.0 million in net borrowings from our credit facilities. Our primary financing activities during the six months ended July 31, 2014 included the issuance of $450.0 million of the TUSA 6.75% Notes and net repayments on our credit facilities of $164.9 million.

Capital Requirements Outlook

Our cash flows from operations for the first six months of fiscal year 2016 were insufficient to cover our capital requirements, and we continued to rely on external financing activities. We believe that the lag time between initial investment and cash flows from such investment is typical of the oil and natural gas industry where upfront costs are significant and cash flows are delayed. This holds true across our businesses, including drilling and completion costs for TUSA and equipment costs for RockPile. While we are not obligated to fund any further equity commitment for Caliber, the lag time between investment in operations and cash flows is exacerbated in the midstream space where initial construction costs and project timelines are substantial. In a higher oil and natural gas pricing environment such as we experienced in recent years, we expect that our cash flows from operations would increase significantly as additional TUSA oil and natural gas wells commence production, RockPile’s oilfield services increase, and Caliber’s gathering and processing system becomes more fully utilized. However, we expect that current depressed oil and natural gas prices, which have temporarily deferred our drilling program and created a very competitive oilfield services market, will continue to limit our cash flows from operations in upcoming quarters compared to the same periods in fiscal year 2015.

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

We may continue to pursue significant acquisition opportunities, which may require additional financing. Our ability to obtain additional financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas industry, and tax burdens due to new tax laws.

If our existing and potential sources of liquidity are not sufficient to allow us to satisfy our commitments and to undertake our currently planned expenditures, particularly if commodity prices remain depressed for an extended period of time, we have the flexibility to further alter our development program or divest assets. Our operatorship of much of our acreage allows us the ability to adjust our drilling and completions schedules in response to changes in commodity prices or the oilfield services environment. Further, if we are not successful in obtaining sufficient funding on a timely basis on terms acceptable to us, we may be required to curtail our planned expenditures and/or restructure our operations, which may reduce anticipated future cash flows from operations.

Sources of Capital

Cash flows from operations.  Our produced volumes have increased significantly over the past three years as a result of the successful development of our operated properties. However, due to the current depressed oil and natural gas pricing environment, we have temporarily deferred our drilling program, and we plan to delay the completion of certain wells subject to a number of factors, including the price of oil and natural gas at the time, oilfield services and materials costs, and the availability of third party work for RockPile. Consequently, our production volume growth is expected to slow throughout the remainder of fiscal year 2016, and the benefit we receive from any increased production is likely to be less than it was in comparable periods of fiscal year 2015 due to lower realized prices. If oil and natural gas prices recover sufficiently during the remainder of fiscal year 2016, we may increase drilling and completion expenditures, which we expect would increase production volumes and cash flows from operations.

Cash flows from our oilfield services segment decreased significantly in the first six months of fiscal year 2016 primarily due to efforts to remain competitive in the current oil and natural gas pricing environment by significantly reducing fees that RockPile charges to its customers. As a result of the margin compression on fees charged for services, as well as the likelihood for lower utilization of RockPile services by customers slowing the pace of their development operations, we anticipate that RockPile’s cash flows from operations throughout the remainder of fiscal year 2016 will be substantially lower than comparable periods in fiscal year 2015.

Credit facilities. As of July 31, 2015, our maximum credit available under the TUSA credit facility was $1.0 billion, subject to a borrowing base of $350.0 million. As of July 31, 2015, we had $177.7 million of borrowing capacity available. The borrowing base under the TUSA credit facility is subject to redetermination on a semi-annual basis by May 1 and November 1. In addition, each of TUSA and the lenders may request an unscheduled borrowing base redetermination twice during each calendar year. We anticipate limited, if any, borrowing base growth in fiscal year 2016, and our borrowing base may be further reduced if oil and natural gas prices do not rebound. As of July 31, 2015, our maximum credit available under the RockPile credit facility was $150.0 million, and we had $63.1 million of borrowing capacity available. Notwithstanding a potential additional borrowing base reduction under the TUSA credit facility, we expect that the substantial borrowing capacity available under our credit facilities will be sufficient to finance any difference between our cash flows from operations and our anticipated capital expenditures.

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

Working Capital

As part of our cash management strategy, we periodically use available funds to reduce amounts borrowed under our credit facilities. However, due to certain restrictive covenants contained in our credit facilities regarding our ability to dividend or otherwise transfer funds from the borrower to Triangle, we seek to maintain sufficient liquidity at Triangle to manage foreseeable and unforeseeable consolidated cash requirements. Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital. Our working capital was $6.9 million as of July 31, 2015, as compared to $37.7 million at January 31, 2015.

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

The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil prices and to manage its exposure to commodity price risk. While the use of these derivative instruments reduces the downside risk of adverse price movements, these instruments may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional forecasted production, restructure or reduce existing derivative contracts, or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions.

The Company’s commodity derivative contracts as of July 31, 2015 are summarized below:

	Contract		Quantity	Weighted Average	Weighted Average	Weighted Average
	Type	Basis (1)	(Bbl/d)	Put Strike	Call Strike	Price
August 1, 2015 to January 31, 2016	Collar	NYMEX	2,739	$85.45	$98.20
August 1, 2015 to January 31, 2016	Swap	NYMEX	1,755			$60.22
February 1, 2016 to January 31, 2017	Swap	NYMEX	2,746			$60.23

(1)	“NYMEX” refers to West Texas Intermediate crude oil prices at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

In August 2015, the Company unwound certain commodity derivative swap contracts and realized a gain of $9.3 million.  The early settled contracts were for 2,000 barrels of oil per day at an average fixed price of $60.34 for the period from January 1, 2016 to December 31, 2016.

We have elected not to apply cash flow hedge accounting to any of our derivative transactions and we therefore recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

All derivative instruments are recorded on the balance sheet at fair value.  Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date.  Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statements of operations.  As of July 31, 2015, the fair value of our commodity derivatives was a net asset of $29.4 million.  An assumed increase of 10% in the forward commodity prices used in the July 31, 2015 valuation of our derivative instruments would result in a net derivative asset of approximately $20.7 million at July 31, 2015. Conversely, an assumed decrease of 10% in forward commodity prices would result in a net derivative asset of approximately $37.9 million at July 31, 2015.

Interest Rate Risk.  As of July 31, 2015, we had $350.0 million of borrowing availability under the TUSA credit facility, of which $172.3 million was drawn at quarter-end. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at July 31, 2015 under the TUSA credit facility of $350.0 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $3.5 million.

As of July 31, 2015, RockPile had an aggregate of $150.0 million available for borrowing under its credit facility of which approximately $86.9 million of principal was outstanding as of such date. The credit facility bears interest at variable rates. Assuming RockPile had the maximum amount outstanding at July 31, 2015 under the credit facility of $150.0 million, a 1.0% interest rate increase would result in additional annualized interest expense of approximately $1.5 million.

The Convertible Note and the TUSA 6.75% Notes bear interest at fixed rates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Jonathan Samuels, our President and Chief Executive Officer, and Justin Bliffen, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. Based on the evaluation, those officers believe that:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth in our Fiscal 2015 Form 10-K. Those risks, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in our other filings with the SEC, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our purchases of shares of our common stock during the fiscal quarter ended July 31, 2015:

					Maximum number
				Total number of	of shares that may
	Total Number		Average	shares purchased	yet be purchased
	of Shares		Price Paid	as part of publicly	under the plans
	Purchased		Per Share	announced plans (2)	at month end
May 1, 2015 to May 31, 2015	32,896		$5.51	—	5,160,820	(3)
June 1, 2015 to June 30, 2015	5,524		5.22	—	5,374,890	(4)
July 1, 2015 to July 31, 2015	13,264		4.18	—	5,374,890
	51,684	(1)	$5.14	—

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

(2)

As reported in Current Reports on Form 8-K filed with the SEC on September 11, 2014 and October 17, 2014, the Company’s Board of Directors approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). Shares of common stock repurchased under the program may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, pursuant to a Rule 10b5-1 plan, in privately negotiated agreements, or other transactions. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. As of July 31, 2015, an aggregate of 11,431,744 shares of the Company’s common stock have been repurchased under the program.

(3)

Includes the number of shares of common stock remaining available for repurchase pursuant to Tranche 2, plus the number of shares of common stock available for repurchase pursuant to Tranche 3 based on the paid-in-kind interest accrued on the Convertible Note as of June 30, 2015. All shares of common stock authorized for repurchase under Tranche 1 have been exhausted.

(4)	Includes an additional 214,070 shares of common stock potentially issuable pursuant to the paid-in-kind interest added to the principal balance of the Convertible Note on June 30, 2015.

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

TRIANGLE PETROLEUM CORPORATION
Date: September 8, 2015	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

USTIN, 2015
Date: September 8, 2015	By:	/s/ JUSTIN BLIFFEN
Justin Bliffen
Chief Financial Officer