Form 10-K/A
period 2016-01-31
Triangle Petroleum Corp
filed 2016-05-27
CIK 1281922

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

TRIANGLE PETROLEUM CORPORATION

FORM 10-K/A FOR THE YEAR ENDED JANUARY 31, 2016

i

EXPLANATORY NOTE

Triangle Petroleum Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Triangle,” “we,” “us,” “our” or the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended January 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016 (the “Original Filing”).

This Amendment amends Part III of the Original Filing to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits Part III information to be incorporated into the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We no longer intend to file our definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Annual Report has been deleted.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to April 14, 2016.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the current members of our Board of Directors (the “Board”) and our executive officers:

Names	Ages	Titles
Peter Hill	69	Chairman of the Board
Roy Aneed (1)	37	Director
Gus Halas (1)	65	Director
Randal Matkaluk (1)	57	Director
Jonathan Samuels	37	Director, Chief Executive Officer, President
Dominic Spencer	35	Chief Operating Officer, President of TUSA
Douglas Griggs	56	Chief Accounting Officer
Ryan McGee	36	General Counsel, Corporate Secretary
R. Curt Dacar	57	CEO of RockPile Energy Services, LLC

(1)Independent Director, Member of Compensation Committee, Member of Nominating and Corporate Governance Committee, Member of Audit Committee.

Peter Hill has been a director since November 2009 and Chairman of the Board since April 2012. From April 2012 to February 2013, Dr. Hill served as Executive Chairman, having served previously as Chief Executive Officer of the Company since November 2009 and President and Chief Executive Officer of the Company from November 2009 until May 2011. Dr. Hill has over 40 years of experience in the international oil and natural gas industry. He commenced his career in 1972 and spent 22 years in senior positions at British Petroleum including Chief Geologist, Chief of Staff for BP Exploration, President of BP Venezuela and Regional Director for Central and South America. Dr. Hill then worked as Vice President of Exploration at Ranger Oil Ltd. in England (1994-1995), Managing Director Exploration and Production at Deminex GMBH Oil in Germany (1995-1997), Technical Director/Chief Operating Officer at Hardy Oil & Gas plc (1998-2000), President and Chief Executive Officer at Harvest Natural Resources, Inc. (2000-2005), Director/Chairman at Austral Pacific Energy Ltd. (2006-2008), independent advisor to Palo Alto Investors (January 2008 to December 2009), Non-Executive Chairman at Toreador Resources Corporation (January 2009 to April 2011), Director of Midstates Petroleum Company, Inc. (April 2013 to March 2015), and interim President and Chief Executive Officer of Midstates Petroleum Company, Inc. (March 2014 to March 2015). Dr. Hill has served as Chairman at Samson Oil and Gas Limited since February 2016. He has also served as Director and Advisor to the Board at Energy and Exploration Partners, Inc. since January 2016 and was recently named Interim Chief Executive Officer in April 2016. Dr. Hill has a B.Sc. (Honors) in Geology and a Ph.D. Dr. Hill’s qualifications to sit on the Board of Directors include significant public company governance experience, significant experience as an exploration geologist and over 20 years of general management experience.

Roy Aneed has been a director since July 2012. Mr. Aneed has served as a Partner and Co-Founder of Edge Natural Resources LLC, a private equity firm formed to make small-cap investments in the North American energy industry, since the firm’s launch in February 2015. From June 2007 through January 2015, Mr. Aneed was employed by an affiliate of Natural Gas Partners, most recently as Managing Director, where he was involved in deal sourcing and execution as well as the monitoring of various portfolio companies. From 2003 to 2007, Mr. Aneed worked as a Senior Associate at Graham Partners, Inc., a middle market buyout fund focused on U.S. manufacturing companies. Prior to 2003, Mr. Aneed was an analyst with the Investment Banking division of Citigroup in New York. In 2001, Mr. Aneed received a Bachelor’s of Science in Economics from the Wharton School of Finance at the University of Pennsylvania with concentrations in Finance and Management as well as a minor in History. Mr. Aneed’s qualifications to sit on the Board of Directors include significant financial and transactional experience in the energy industry.

Gus Halas has been a director since October 2011. Mr. Halas was Chief Executive Officer and President of Central Garden & Pet Company from April 2011 to May 2013. Mr. Halas was Chief Executive Officer and President of T-3 Energy Services, Inc. from May 2003 to March 2009 and also served as Chairman of the board of directors from March 2004 to March 2009. From August 2001 to April 2003, Mr. Halas served as Chief Executive Officer and President at Clore Automotive, Inc. From January 2001 to May 2001, Mr. Halas served as Chief Executive Officer and President at Marley Cooling Tower of United Dominion Industries Limited. From January 1999 to August 2000, Mr. Halas served as President at Ingersoll Dresser’s Pump Services Group. Mr. Halas has also held leadership positions at Sulzer Industries, Inc. from

1986 to 1999 and was a director of Aquilex Corporation from June 2007 to July 2011. Mr. Halas has been a member of the advisory board of White Deer Energy since August 2009, a director of Hooper Holmes, Inc. since April 2013, a director of OptimizeRx since August 2014, a director of Madalena Energy Inc. since January 2015, and a director of School Specialty, Inc. since July 2015. Mr. Halas received his BS in Physics and Economics from Virginia Tech University. Mr. Halas’ qualifications to sit on the Board of Directors include his extensive executive management experience and background in the energy industry.

Randal Matkaluk has been a director since August 2007. Since July 2014, Mr. Matkaluk has been the Chief Financial Officer of Capio Energy Inc., a private oil company. From February 2010 until June 2014, Mr. Matkaluk was the Chief Financial Officer of Capio Exploration Ltd., a private oil and natural gas exploration and development company that was acquired by Kelt Exploration Ltd in July 2014. From November 2008 to November 2009, Mr. Matkaluk was the Chief Financial Officer and Corporate Secretary of Vigilant Exploration Inc., a private oil and natural gas exploration company that was acquired by Tourmaline Oil Corp. in November 2009. From March 2006 to October 2008, Mr. Matkaluk was an independent businessman. Mr. Matkaluk has been a director of Euromax Resources Ltd. since September 2010. Between January 2003 and February 2006, Mr. Matkaluk was the co-founder and Chief Financial Officer of Relentless Energy Corporation, a private oil and natural gas exploration company. Between June 2001 and December 2002, Mr. Matkaluk was the Chief Financial Officer of Antrim Energy Inc., a public international oil and natural gas exploration company listed on the TSX Exchange. Mr. Matkaluk has also worked for Gopher Oil and Gas Company from May 1997 to October 1998 and Cube Energy Corp. from January 1984 to April 1997. Mr. Matkaluk has been a Chartered Accountant since 1983. Mr. Matkaluk received his Bachelor’s Degree in Commerce in 1980 from the University of Calgary. Mr. Matkaluk’s qualifications to sit on the Board of Directors include significant public company governance and audit experience.

Jonathan Samuels has been a director since December 2009. He was appointed Chief Executive Officer of the Company in April 2012, having served previously as Chief Financial Officer since December 2009, and continues to also serve as President of the Company, a position to which he was appointed in May 2011. Prior to joining us, Mr. Samuels was an investment professional responsible for research and investment sourcing in the energy sector at Palo Alto Investors, a hedge fund founded in 1989. Mr. Samuels worked for five years at California-based Palo Alto Investors. Mr. Samuels received his B.A. from the University of California and his M.B.A. from the Wharton School. He also holds a Chartered Financial Analyst designation. Mr. Samuels’ qualifications to sit on the Board of Directors include significant capital markets experience and significant experience investing in public companies.

Dominic Spencer was appointed as the Company’s Chief Operating Officer in March 2016, and has served as the President of Triangle USA Petroleum Corporation since February 2015. Mr. Spencer previously served as TUSA’s Executive Vice President of Operations since February 2014, prior to which he served in various drilling and operational roles since joining the Company in July 2011. Mr. Spencer’s efforts and expertise significantly aided the Company’s successful transition from a non-op business model to a full-scale Williston Basin operator. Before joining the Company, he worked for eight years with Bill Barrett Corporation as Operations Manager and in various other roles on numerous assets. Mr. Spencer graduated from Colorado School of Mines in 2003 with a B.S. in petroleum engineering.

Douglas Griggs was appointed as the Company’s Chief Accounting Officer in November 2014, and he has served as the Company’s acting principal financial officer since March 2016. Mr. Griggs previously served as the Chief Accounting Officer of Venoco, Inc. from January 2006 through October 2014, prior to which he was an independent consultant in the areas of finance, accounting, project management and Sarbanes-Oxley compliance since January 2003. Mr. Griggs was formerly an Audit Senior Manager with Ernst & Young LLP, and he subsequently held various financial management positions prior to beginning consulting work in 2003. Mr. Griggs has an accounting degree from the University of Northern Iowa and is a certified public accountant.

Ryan McGee was appointed as General Counsel of the Company in August 2014, having previously served as Interim General Counsel and Associate Counsel. Mr. McGee has also served as the Company’s Corporate Secretary since December 2014. Prior to joining the Company in August 2012, Mr. McGee worked at the law firm of Davis Graham & Stubbs LLP in Denver, Colorado focusing on SEC compliance matters, securities offerings, mergers and acquisitions, and corporate governance. Mr. McGee received his law degree from the University of Colorado Law School and his Bachelor of Science degree in Business Administration from Washington and Lee University.

R. Curt Dacar has served as the Chief Executive Officer of RockPile Energy Services, LLC, the Company’s wholly-owned pressure pumping and oilfield services subsidiary, since joining RockPile in September of 2011. Prior to RockPile, Mr. Dacar spent 32 years with Schlumberger Technology Corporation in executive management and operational roles.

During his tenure with Schlumberger Technology Corporation, he spent 14 years in the Williston Basin managing the Oilfield Services Division. Mr. Dacar possesses extensive knowledge of the pressure pumping value chain, engineering/design, sales, contract negotiations, and field operations. Mr. Dacar holds a B.S. in Business Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our Common Stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we believe that, during fiscal year 2016, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except with respect to a grant of Restricted Stock Units (“RSUs”) issued to Douglas Griggs on May 29, 2015, which was filed late via a Form 4 on June 3, 2015, and a vesting of RSUs for Dominic Spencer on December 15, 2015, which was filed late via a Form 4 on January 29, 2016.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees (the “Code of Ethics”), which is a code of ethics as defined in Item 406(b) of Regulation S-K and is designed to deter wrongdoing and to promote honest and ethical conduct and full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations. The Code of Ethics contains information regarding whistleblower procedures and is posted on our website in the Corporate Governance section. In the event the Board approves an amendment to or waiver of any provision of our Code of Ethics, we will disclose the required information pertaining to such amendment or waiver on our website at http://www.trianglepetroleum.com.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) provides a general description of the compensation programs we maintained for the following individuals in fiscal year 2016 (our “named executive officers”):

•Jonathan Samuels, President and Chief Executive Officer;

•Dominic Spencer, Chief Operating Officer, President of Triangle USA Petroleum Corporation;

•Douglas Griggs, Chief Accounting Officer;

•Ryan McGee, General Counsel;

•R. Curt Dacar, Chief Executive Officer of RockPile Energy Services, LLC; and

•Justin Bliffen, former Chief Financial Officer (resigned effective March 21, 2016).

This CD&A is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. Although the information presented in this CD&A focuses on our fiscal year 2016, we also describe compensation actions taken before and after fiscal year 2016 to the extent such discussion enhances the understanding of our executive compensation disclosure.

General Background

In fiscal year 2016 we built upon the positive momentum that we created in recent years despite the significant and continuing degradation of oil and natural gas prices. Under the leadership of Mr. Samuels, we continued our focus at our wholly-owned subsidiary Triangle USA Petroleum Corporation (“TUSA”) on growing our production volumes through the efficient development of our operated Bakken Shale and Three Forks drilling inventory in the Williston Basin of North Dakota and Montana. We also continued to implement our vertical integration strategy by expanding the Company’s presence in the pressure pumping and oilfield services market through our wholly-owned subsidiary RockPile Energy Services, LLC (“RockPile”), and in the midstream gathering, transportation, processing, and disposal market through our Caliber Midstream Partners, LP (“Caliber”) joint venture. Despite the significant decline in commodity prices in fiscal year 2016, we achieved the fiscal year 2016 operating results highlighted below.

Fiscal Year 2016 Operating Results

In fiscal year 2016, we delivered the following operating results:

•Average daily production volumes were 13,416 Boe/day for the year ended January 31, 2016, compared to 11,441 Boe/day for the year ended January 31, 2015, an increase of 17%.

•TUSA spud 16 gross (12.9 net) operated wells and completed 20 gross (14.3 net) operated wells during the year ended January 31, 2016.

•RockPile completed 20 TUSA operated wells and 155 third-party wells in the year ended January 31, 2016, as compared to 49 TUSA operated wells and 99 third-party wells in the year ended January 31, 2015.

Compensation Objectives

The objectives of our compensation programs are to (i) attract, motivate and retain highly-talented executives who can generate shareholder value by developing, implementing, and efficiently running oil and natural gas related businesses, (ii) align the interests of our executives with those of our stockholders, and (iii) reward our executives based on performance. We have traditionally sought to position base salary at the median of our peers with the potential to award to the 75th percentile of peers for outstanding performance measured on a number of criteria, including, but not limited to, growth in share price, asset value, reserves, acres, revenue, production and others, as determined by the Compensation Committee (the “Committee”).

General Compensation Philosophy

Compensation Should Relate to Performance

Based on this philosophy, a significant portion of our named executive officers’ compensation is in the form of cash bonuses and long-term equity-based incentives. Each of these incentives plays a role in aligning pay with the Company’s performance and in aligning the long-term financial interests of our named executive officers with those of our stockholders.

Compensation Should Be Market Competitive

We are in an intensely competitive market for top level executive talent. Accordingly, it is vital for us to provide compensation opportunities that are competitive with, or that exceed, the market we compete in for executive talent. In order to gauge the effectiveness of our compensation programs in this regard, we periodically engage compensation consulting firms to perform peer compensation analysis for us.

In fiscal year 2015, the Committee engaged Longnecker & Associates (“L&A”) to review our executives’ base salaries and our proposed cash bonuses and long-term equity incentive grants for fiscal year 2015 service. L&A reported back to the Committee with an assessment of current energy industry compensation trends for base salaries, discretionary and formulaic bonuses, and long-term incentive awards, as well as considerations for the depressed commodity pricing market. Ultimately, L&A concluded that the Committee’s proposed compensation of the Company’s executives was within the range of reasonableness for similarly sized E&P companies, following which the Committee proceeded with its proposed cash bonus and equity grants. The decision to engage L&A for the fiscal year 2015 executive officer compensation assessment was neither made nor suggested by the Company’s executive officers. For fiscal year 2016, the Committee relied heavily on its fiscal year 2015 work with L&A in making compensation decisions for fiscal year 2016 service.

As described below under “Events Occurring After Fiscal Year End,” on March 28, 2016, the Committee engaged Mercer (US) Inc. to provide compensation consulting services for fiscal year 2017.

The Company Should Aggressively Retain High Performing Executives

We believe strongly in locking up the services of our high performing executives for the long term. Specifically, we believe that Mr. Samuels is a principal driver of the Company’s achievements over the past several years and that, if presented with the opportunity to do so, the Company should move aggressively to secure his services for the long-term. Thus, we entered into an amended employment agreement with Mr. Samuels on July 4, 2013, granted to Mr. Samuels time based “out-of-the-money” stock options to purchase up to 6,000,000 shares of our Common Stock with exercise prices ranging from $7.50 per share up to $15.00 per share (the “CEO Options”), and granted to Mr. Samuels certain RockPile and Caliber transaction incentives. The CEO Options and the RockPile and Caliber transaction incentives were intended to provide, on a one-time basis, substantially all of Mr. Samuels’ future equity upside in the Company and in RockPile and Caliber. Mr. Samuels has not received any additional equity grants since he received the CEO Options.

On September 9, 2014, we entered into an amended and restated employment agreement with Mr. Bliffen pursuant to which he received 300,000 RSUs and a stock option for 700,000 shares of our Common Stock (the “CFO Options”). The closing price of the Common Stock on the NYSE MKT on September 9, 2014, the grant date of the CFO Options, was $10.87 per share. The CFO Options were divided into three equal tranches with exercise prices equal to $12.00 per share, $14.00 per share and $16.00 per share, respectively, with one-third of each tranche becoming vested and exercisable on each of the first three anniversaries of the grant date. Mr. Bliffen’s amended employment agreement stated that he would not be eligible for an annual long-term incentive award during the initial three-year term thereof.

On his separation date, Mr. Bliffen forfeited 466,666 unvested CFO Options and retained his vested CFO Options (77,778 options with an exercise price of $12.00 per share, 77,778 options with an exercise price of $14.00 per share, and 77,778 vested options with an exercise price of $16.00 per share). Mr. Bliffen also forfeited 442,654 unvested RSUs on his separation date.

Executives Should Have Significant Equity or Equity Incentives

We believe strongly that our named executive officers should have meaningful equity or equity incentive awards in the Company. Our philosophy is that such holdings create the desired incentives and retention features that are integral to aligning the interests of our executive team with those of our stockholders. In particular, meaningful equity or equity incentive holdings (i) provide increased remuneration to the holder with an increase in our stock price, thereby aligning the interests of our executive team with those of our stockholders, (ii) discourage undue risk-taking, as a significant portion of our equity awards remain unvested and therefore must be held by the executive for a considerable period of time, (iii) encourage retention, based on the vesting schedule associated with equity incentive awards, and (iv) encourage investment and facilitate capital raising activities by the Company, as investors understand and appreciate that our executives have ample “skin-in-the-game.” In fiscal year 2016, we awarded RSUs with time-based vesting to Messrs. Spencer, Griggs, McGee, and Dacar, as further discussed in “Long-Term Equity Incentives—Restricted Stock Units” below. Although we do not currently have stock ownership guidelines for our executives or directors, we may institute stock ownership guidelines in the future.

Compensation for Certain Executives Should Incentivize Performance in Each of Our Business Lines and for the Company as a Whole

Given our vertical integration strategy, we believe it is important that we incentivize certain of our executives with respect to both Company-wide performance and the performance of TUSA, RockPile and Caliber individually. Providing specific incentives to our corporate executives who may affect the results of our business lines, such as our CEO, aligns their compensation with the results of each of those business lines. Accordingly, our CEO Key performance indicators (“KPIs”) place substantial weighting on the growth and development of TUSA, RockPile, and Caliber. Our CEO transaction bonus program also places great emphasis on the growth and development of both RockPile and Caliber, and rewards our CEO for maximizing the return on our investment in each business line. Similarly, we granted RSUs to Mr. Dacar (the CEO of RockPile) in fiscal years 2015 and 2016. We believe that including Company equity incentives in Mr. Dacar’s compensation will focus Mr. Dacar on the growth and success of the Company as a whole and not just on the RockPile segment of our business.

Compensation Process — Making Executive Compensation Decisions

Role of Our Compensation Committee

The Committee (i) reviews the goals and objectives of our executive compensation plans and adopts, or recommends to the Board for adoption, such plans and changes to such plans, (ii) evaluates the performance of our CEO and our other executive officers and determines and approves the compensation level of the CEO and our other executive officers based on such performance evaluation, (iii) reviews and approves any employment, severance or termination arrangements with our executive officers, (iv) reviews and approves any perquisites or other personal benefits to our executive officers, and (v) performs such other duties as are assigned to it by the Committee charter and our organizational documents. The

Committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant or other advisor to be used to assist in the evaluation of director or executive officer compensation or to otherwise assist the Committee in carrying out any of its responsibilities. The Committee has sole authority to approve any such consultant’s or advisor’s fees and other retention terms and has authority to cause the Company to pay the fees and expenses of any such consultant or advisor.

Compensation Committee Membership Changes

In February 2015, Roy Aneed, Natural Gas Partners’ (“NGP”) initial director designee appointed to the Board in July 2012, resigned from NGP. In April 2015, NGP exercised its contractual right to designate a replacement director. Mr. Aneed remained a member of our Board, which was increased from six to seven directors. Brian Minnehan, a Managing Director of NGP, was then appointed to fill the newly created vacancy. Prior to his appointment, the Board determined that Mr. Minnehan met the independence requirements under the NYSE MKT rules. Effective April 27, 2015, the Board appointed Mr. Minnehan to the Compensation Committee and the Nominating and Corporate Governance Committee of the Board.

On July 16, 2015, F. Gardner Parker’s term on the Board expired following our 2015 Annual Meeting of Stockholders, in which he did not stand for re-election, following which the number of seats on our Board was reduced from seven to six.

On December 16, 2015, Mr. Minnehan resigned from the Board. NGP has not submitted a replacement designee for the Board’s consideration.

Role of the Compensation Consultants

The Committee engaged L&A in connection with determining fiscal year 2015 cash bonus and long-term compensation. In making fiscal year 2016 compensation decisions, the Committee relied considerably on its consultation with L&A in fiscal year 2015. The Committee reviews the engagement of any independent compensation consultants and as a part of that process reviews a summary of all services provided by the consultants and related costs. Prior to engaging any compensation consultant, the Committee considers whether the consultant has any business or personal relationships with the Committee members or executive officers of the Company, owns any stock of the Company, and maintains policies and procedures designed to avoid conflicts of interest.

Role of Management in Determining Executive Compensation

Mr. Samuels played a significant role in the Committee’s establishment of our fiscal year 2016 executive compensation. Significant aspects of his role in the process included:

•assessing his own performance and evaluating the performance of our other named executive officers;

•providing feedback on industry compensation levels;

•proposing base salary levels, bonus amounts, and long-term incentive awards for our named executive officers; and

•attending meetings of the Committee when requested.

Although Mr. Samuels is involved in the compensation process, the Committee is solely responsible for all executive compensation decisions and in all events acts independently of management. Mr. Samuels is not present during voting or deliberations concerning our executive compensation programs.

Annual Compensation Review

The Committee typically conducts an annual review of Company and individual performance in the first quarter of each fiscal year. Based on that review, the Committee determines cash bonus amounts for the prior fiscal year and long-term equity incentive awards for the current fiscal year (based on performance in the prior fiscal year), if any, for our named executive officers. We may, at such time, also determine to adjust the base salaries of our named executive officers.

When determining annual bonus amounts, long-term equity compensation awards, and base salary adjustments, the Committee considers the following:

•market data;

•individual and Company performance and areas of individual responsibility relative to the market data;

•compensation of other executive officers in the Company;

•retention incentives; and

•the recommendations of Mr. Samuels with respect to the compensation of the executives.

Interim Reviews

In addition to the annual performance review process, the Committee will from time to time conduct an interim review of compensation based on the hiring of new employees, the promotion of existing employees, or as otherwise appropriate or necessary. In general, the Committee will consider the same factors in setting or making interim compensation decisions as it does when conducting annual performance reviews. For new hires, the Committee will also review the incoming executive’s compensation at his or her previous employment, along with other factors that may be relevant (such as the difficulty in recruiting the executive). However, the Board does not generally confer executive officer status on a new employee until he or she has worked at the Company for a sufficient period of time, during which the employee reports to, and has his or her responsibilities overseen by, an executive officer.

Consideration of Say-on-Pay Vote

The Committee considers the result of the non-binding “say-on-pay” vote of our stockholders concerning the compensation of our named executive officers. At our 2013 Annual Meeting of Stockholders, the last annual meeting in which our stockholders voted concerning the compensation of our named executive officers, a strong majority (67%) of the votes cast approved the compensation of our named executive officers. Accordingly, the Committee concluded that our executive compensation programs generally meet the expectations of our stockholders, and we did not significantly modify our executive compensation approach in fiscal years 2014, 2015 or 2016 in response to such results. As approved at our 2013 Annual Meeting of Stockholders, we did not hold an advisory “say-on-pay” vote during either our 2014 or 2015 Annual Meeting of Stockholders.  Our next “say-on-pay” vote will be held in connection with our forthcoming 2016 Annual Meeting of Stockholders.

Compensation Risk Assessment

We regularly evaluate the major risks to our business, including how risks taken by management could impact the value of executive compensation. The Committee believes that while there are certain risks inherent in the nature of the Company’s business, the Company’s compensation program does not encourage our executives or our non-executive employees to take inappropriate or excessive risks. The risk-mitigating factors of our compensation program include the following:

•an appropriate balance of quantitative and qualitative KPIs for Mr. Samuels’ fiscal year 2016 annual bonus;

•an appropriate balance of fixed and at-risk compensation components;

•an appropriate mix of cash and equity, with significant weighting on long-term incentive awards;

•extended vesting schedules on equity grants;

•caps on payout of incentive awards; and

•committee authority over plan design and final determination of actual compensation awards.

The Committee believes that these factors encourage all of our executives to focus on the Company’s sustained long-term performance.

Elements of Our Compensation and Why We Pay Each Element

Our named executive officers’ fiscal year 2016 compensation consisted principally of the following components:

Component	What it is	Why we pay or provide it
BASE COMPENSATION
Base Salary

●Fixed annual compensation we pay to each of our named executive officers based on market data and their specific job responsibilities, experience, unique value, and demonstrated and anticipated individual contributions

●Attract and retain executive talent ●Provides sufficient, regularly-paid income on which employees can rely
INCENTIVE COMPENSATION
Cash Bonus	●Discretionary annual bonuses based on individual and corporate performance ●CEO annual bonus based on achievement of KPIs ●Employee retention bonus	●Attract and retain executive talent ●Reward executives for performance during the fiscal year ●Provide specific retention incentive for special circumstances

Long-Term Equity Incentives	●RSUs ●CEO and CFO Options ●CEO RockPile and Caliber transaction incentives ●RockPile Series B Units	●Attract, retain and reward our named executive officers ●Align executive interests with those of our stockholders ●Reward performance ●Positively affect risk management
OTHER COMPENSATION
Severance and Change of Control Benefits

●Cash severance payable upon certain involuntary terminations of employment, along with continued provision of certain employee benefits

●Enhanced severance benefits upon termination following a change of control

●Attract, motivate and retain our executive officers

●Provides the Company the flexibility to make decisions regarding organizational issues with agreed-upon severance terms

●Encourage executive officers to remain with the Company and focus on their responsibilities to the Company during an actual or threatened change in control, when prospects for continued employment are often uncertain

Benefits and Perquisites	●Broad-based 401(k) plan ●Health and welfare benefits provided to all employees, plus additional insurance for executives ●Limited perquisites, such as car allowances	●Attract and retain employees ●Allow employees to save for retirement on a tax-advantaged basis ●Provide important insurance coverage to executives in the case of sickness, injury, or death

Fiscal Year 2016 Compensation Actions

Base Salary. For fiscal year 2016, the Committee took the following actions with respect to the base salaries of our named executive officers:

	Base Salary		Base Salary
	Beginning of		End of	Percent
Executive	FY2016		FY2016	Change	Specific Reason(s) for Action or Inaction
Jonathan Samuels	$500,000	(a)	$500,000	N/A
Dominic Spencer	$300,000		$300,000	N/A
Douglas Griggs	$285,000		$300,000	5%	●	Salary increased effective April 13, 2015, following the timely filing of the Company’s Form 10-K for fiscal year 2015.
Ryan McGee	$205,000		$250,000	18%	●	Salary increased effective July 1, 2015, acknowledging the growing importance of Mr. McGee’s roles and responsibilities with the Company.
R. Curt Dacar	$400,000		$400,000	N/A
Justin Bliffen	$350,000	(a)	$350,000	N/A

(a)	Effective August 1, 2015, Messrs. Samuels and Bliffen volunteered to take temporary pay cuts of 50% and 20%, respectively, through January 31, 2016.

Cash Bonuses. For fiscal year 2016, the Company paid cash bonuses to its named executive officers as follows:

Annual Performance Bonuses.  For fiscal year 2016, we paid the following annual cash performance bonuses to our named executive officers:

	Payment		Payment as a
Executive	Amount		% of Salary	Specific Reason(s) for Payment Decision
Jonathan Samuels	$800,000	(a)	160%	●

Upon completion of fiscal year 2016, the Committee reviewed Mr. Samuels’ performance relative to the quantitative and qualitative KPIs described below and determined that he was eligible to receive the maximum cash bonus specified in his employment agreement (200% of base salary). However, the Committee ultimately approved Mr. Samuels’s recommendation that his eligible cash bonus be reduced by 20% in light of the current commodity pricing environment.

Dominic Spencer	$—		N/A
Douglas Griggs	$—		N/A
Ryan McGee	$—		N/A
R. Curt Dacar	$400,000		100%	●

Bonus was recommended by Mr. Samuels after evaluation of Mr. Dacar’s performance in fiscal year 2016, and after taking into account Mr. Dacar’s central role in RockPile’s significant operational growth in fiscal year 2016 despite an extremely challenging oilfield services market.

Justin Bliffen	$—		N/A

(a)	Annual Performance Bonus. Mr. Samuels’ fiscal year 2016 cash performance bonus was based on his achievement of the following quantitative and qualitative KPIs:

KPI	Description	Why we use this KPI
Quantitative KPIs
Production Growth	Actual oil and gas production volume for the year (Exit Rate)	Growth in oil and gas production correlates to increased revenue and cash flow
Reserve Growth	Incremental growth in oil and gas reserve growth (measured by reference to total proved reserves as of the end of the fiscal year)	Increased oil and gas reserves correlate to a stronger business both now and in the future
Finding and Development Costs/BOE	Finding and development costs per Boe	Our efficiency in finding and developing oil and natural gas assets is strongly correlated with our earnings and cash flow
Lease Operating Expense	Lease operating expense per Boe	Our ability to operate our oil and natural gas leases efficiently strongly correlates with our earnings and cash flow
Qualitative KPIs
Balance Sheet Management	Exit leverage, liquidity, compliance with financial covenants, along with a subjective component	Maintaining a strong balance sheet is essential to our ability to grow our business and deliver stockholder value
Strategic Items	Operated inventory, scale of operations, analyst research coverage, volume/liquidity, acceptance of vertical integration strategy	Our continued success is dependent on Mr. Samuels’ ability to deliver on strategic items
Quality, Health, Safety and Environment	Subjective measure of health and safety operations and respect to environment	Health and safety are a top priority for us as a Company
Caliber Growth/Management	Subjective measure of Caliber’s growth and management	Caliber is a growing and important segment of our business
RockPile Growth/Leadership	Subjective measure of RockPile’s growth and leadership	RockPile is a growing and important segment of our business
Discretionary	Subject measure of overall Company performance

We believe it is critical to allow the Committee discretion to evaluate the overall performance of both the Company and Mr. Samuels, and to allow the Committee flexibility to account for events or situations that are unforeseen at the time of adoption of the KPIs

Employee Retention Bonus. In fiscal year 2015, we initiated an employee retention bonus program pursuant to which employees were awarded a cash bonus payable in quarterly installments in May 2014, August 2014, November 2014, and March 2015 assuming the employee remained employed by the Company through the relevant vesting date. Mr. Spencer received a retention bonus of $150,000, $37,500 of which was paid in fiscal year 2016. Mr. McGee received a retention bonus of $50,000, $12,500 of which was paid in fiscal year 2016. Mr. Bliffen received a retention bonus of $100,000, $25,000 of which was paid in fiscal year 2016. Messrs. Samuels, Griggs, and Dacar did not participate in the employee retention bonus program.

Long-Term Equity Incentives

For fiscal year 2016, we awarded certain long-term equity based incentives, each as described below.

Restricted Stock Units.  We use RSUs as a significant long-term equity-based incentive for our executives and employees. Each RSU entitles the holder thereof to receive one share of our Common Stock for each RSU that vests. The Committee, based on its experience and after consultation with its compensation consultants, believes RSUs are an appropriate form of equity incentive for our named executive officers as they (i) typically result in less dilution than stock options, (ii) have the same financial accounting consequences as other stock-based compensation awards, (iii) provide the same economics and are generally equivalent to equity ownership, and (iv) tend to positively affect risk management. In fiscal year 2016, we made the following RSU grants to our named executive officers:

Executive	RSUs	Grant Date	Specific Reason(s) for Action
Dominic Spencer	300,000	March 6, 2015	●

Annual grant made in respect of fiscal year 2015 performance. The grant vests fractionally over three years (1/3, 1/3, 1/3 on March 6 of 2016, 2017, and 2018, respectively). The grant size reflects Mr. Spencer’s significant responsibilities and leadership growth at TUSA during fiscal year 2015.

Douglas Griggs	25,000	May 29, 2015	●	Grant made as a spot bonus following the timely filing of the Company’s fiscal year 2015 Form 10-K (1/2, 1/2 on April 13 of 2016 and 2017 respectively).
Ryan McGee	100,000	March 6, 2015	●	Annual grant made in respect of fiscal 2015 performance. The grant vests fractionally over three years (1/3, 1/3, 1/3 on March 6 of 2016, 2017, and 2018, respectively).
	160,000	August 5, 2015	●

The amount of the grant was determined upon recommendation of Mr. Samuels and was approved by the Committee after considering Mr. McGee’s performance, market competitive compensation, and internal pay equity. The grant vests over four years (20%, 20%, 20%, and 40% on July 1 of 2016, 2017, 2018, and 2019, respectively).

R. Curt Dacar	163,934	March 10, 2015	●

Annual grant made in respect of fiscal year 2015 performance, equivalent to 200% of base salary, in lieu of any RockPile Series B Unit grant. The grant vests fractionally over three years (1/3, 1/3, 1/3 on March 10 of 2016, 2017, and 2018, respectively).

RockPile Series B Units

RockPile’s Series B Units are profits interests in RockPile. Each Series B Unit generally entitles the holder thereof to the increase in value above the dollar amount per unit that would, in the reasonable determination of RockPile's Board of Managers, be distributed with respect to the existing Series B Units if the assets of RockPile were sold for their fair market value and the proceeds (net of any liabilities of RockPile) were distributed on the grant date for the new Series B Units.

We believe that Series B Units are an effective means of aligning the interests of our RockPile executives (such as Mr. Dacar) with the interests of RockPile and Triangle (as RockPile’s sole stockholder). We have not, and do not plan to, grant Series B Units to our named executive officers that are not RockPile executives. We did not grant any Series B Units to Mr. Dacar in fiscal year 2016. As discussed further in the Summary Compensation Table below, on September 16, 2015, Mr. Dacar received a distribution on his Series B units in the amount of $2,232,000. Of that amount, $1,032,000 was distributed to cover taxes on allocated income, and the balance was an early distribution on his outstanding Series B-1 Units that would offset any future amounts owed to him thereunder.

CEO Transaction Bonus Program

The CEO transaction bonus program, established in July 2013 in connection with an amendment to Mr. Samuels’ employment agreement, is a cash bonus payable upon a liquidity event involving RockPile or Caliber based on the gain realized by the Company relative to its investment in the relevant entity. The amount of this bonus would be equivalent to 3.5% of that gain in RockPile for a RockPile liquidity event and 5% of that gain in Caliber for a Caliber liquidity event. The right to the bonus vests in thirds on July 4, 2014, 2015, and 2016, with acceleration or forfeiture of the unvested portions of such right upon the occurrence of certain events. We believe the CEO transaction bonus program appropriately incentivizes Mr. Samuels with respect to the specific growth of both RockPile and Caliber, which are both important to our vertical integration strategy. We believe that providing an incentive with respect to RockPile and Caliber will motivate Mr. Samuels to focus on the individual needs of each of those business units.

On January 31, 2015, we amended Mr. Samuels’ employment agreement to permit the Board (through the Committee) to authorize distributions under the CEO transaction bonus program in advance of RockPile and Caliber liquidity events. Any Board authorized distribution to Mr. Samuels in respect of an incentive award set forth in the CEO transaction bonus program would reduce any future award payable to Mr. Samuels following an exit event for the corresponding subsidiary by an amount equal to any such distribution. In approving the amendment, the Committee determined that there may be instances where the Company’s return on invested capital in RockPile or Caliber merits a partial early distribution. In particular, RockPile has paid dividends to the Company that exceed the Company’s invested capital by nearly two and a half times. In light of the Company’s significant return on invested capital in advance of a RockPile liquidity event, in April 2015 the Committee authorized a distribution of approximately $1.87 million to Mr. Samuels as a pre-payment against future amounts payable to him under the CEO transaction bonus program. The distribution was not related to Mr. Samuels’ fiscal year 2015 performance and is included in his fiscal year 2016 summary compensation disclosure. Additional information related to the CEO transaction bonus program may be found in the Summary Compensation Table below and in Note 15, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended January 31, 2016.

Employment Agreements in Effect during Fiscal Year 2016

Jonathan Samuels.  Effective July 4, 2013, we entered into a third amended and restated employment agreement with Mr. Samuels, with a term of two years and automatic one year renewals thereafter absent a non-extension notice from Mr. Samuels or the Company. Pursuant to the terms of his employment agreement, Mr. Samuels would receive an annual base salary of $500,000, an inducement bonus of $1,250,000 (subject to vesting), a stock option grant, short-term incentive award eligibility (up to 200% of base salary), long-term incentive award eligibility (up to 300% of base salary), an automobile allowance, participation in the CEO transaction bonus program (as described under “CEO Transaction Bonus Program” above), employer-paid life insurance, supplemental medical insurance and long-term disability coverage, and potential severance and/or change in control benefits (as described under “Potential Payments Upon Termination or Change in Control” below). Effective January 1, 2015, we entered into an amendment to Mr. Samuels’ employment agreement to permit the Board (through the Committee) to authorize advance distributions under the CEO transaction bonus as described above in “CEO Transaction Bonus Program”.

R. Curt Dacar.  Effective December 14, 2012, we entered into an employment agreement with Mr. Dacar, with a term of four years and automatic one year renewals thereafter absent a non-extension notice from Mr. Dacar or RockPile. Pursuant to the terms of his employment agreement, Mr. Dacar would receive an annual base salary of $400,000, an inducement bonus of $900,000 paid at signing, short-term incentive award eligibility (up to 100% of base salary), long-term incentive award eligibility (up to 200% of base salary), an automobile allowance, standard employee benefits, and potential severance and/or change in control benefits (as described under “Potential Payments Upon Termination or Change in Control” below).

Justin Bliffen.  Effective September 9, 2014, we entered into an amended and restated employment agreement with Mr. Bliffen, with a term of three years. Pursuant to the terms of his amended and restated employment agreement, Mr. Bliffen would receive an annual base salary of $350,000, an inducement bonus of $400,000 (subject to vesting), short-term incentive award eligibility (up to 100% of base salary), an RSU grant, a stock option grant, long-term incentive award eligibility, an automobile allowance, standard employee benefits, and potential severance and/or change in control benefits (as described under “Potential Payments Upon Termination or Change in Control” below). As described under “Events Occurring After Fiscal Year End” below, Mr. Bliffen resigned effective March 21, 2016.

Severance and Change-in-Control Benefits

In fiscal year 2014, we entered into an amended employment agreement with Mr. Samuels and a new employment agreement with Mr. Bliffen, each of which provide severance and change-in-control protections to such individuals. Mr. Bliffen’s employment agreement was amended and restated in fiscal year 2015, which modified certain of those protections. Mr. Dacar entered into an employment agreement with RockPile in December 2012, which also includes severance and change-in-control protections. Please see “Potential Payments upon Termination or Change of Control” below for a description of the employment agreements in effect as of the last day of fiscal year 2016, along with detailed information concerning the termination benefits provided to our named executives. The Committee believes that the severance amounts that may be paid upon termination of employment (whether before or after a change in control of the Company) ensure that the interests of the executive officers will be materially consistent with the interests of the Company’s stockholders and strike a proper balance between the hiring, motivating and retention effects described above, without providing excessive benefits to executives.

Benefits and Perquisites

Pursuant to the terms of Mr. Samuels’ employment agreement, in fiscal year 2016 the Company renewed a life insurance policy on behalf of Mr. Samuels with an annual premium payment of $78,706. All of our named executive officers participate in the broad-based employee benefit programs offered generally to our employees. As described in the Summary Compensation Table below, we also provide certain perquisites to one or more of our named executive officers, including a monthly car allowance and supplemental long-term disability insurance.

Events Occurring After Fiscal Year End

On February 29, 2016, the Company and TUSA presented all of their Denver-based employees with an incentive compensation agreement as an incentive to remain employed with the Company and its subsidiaries through a specified date. Following execution of the Incentive Compensation Agreement, the employee would receive a one-time cash payment that must be repaid if the employee terminates their employment or is terminated by the Company for “cause”, in either case, before the vesting date. If the employee’s employment is terminated before the vesting date by the Company without cause, by reason of death or permanent disability, or by the employee following a reduction in base salary, the employee will not be required to repay the amount received, subject to execution of a release of claims if terminated without cause. On March 1, 2016, Messrs. Spencer, Griggs, McGee, and Bliffen each signed their incentive compensation agreement and received payments of $300,000, $87,500, $87,500, and $150,000, respectively.

On March 21, 2016, Mr. Bliffen resigned from the Company, as further discussed in “Potential Payments Upon Termination or Change of Control” below.

On March 22, 2016, the Board approved a form of Indemnification Agreement (the “Indemnification Agreement”) and authorized the Company to enter into an Indemnification Agreement with each of its current and future directors and officers. Pursuant to the Indemnification Agreement, we agree to indemnify the director and/or officer against certain liabilities that may arise by reason of such indemnitee’s status or service as a director and/or officer of the Company, and to advance to such indemnitee the expenses incurred as a result of a proceeding as to which such indemnitee may be indemnified. The Indemnification Agreement is intended to provide indemnification rights to the fullest extent permitted under the Delaware General Corporation Law and is in addition to any other rights such indemnitee may have under our Certificate of Incorporation, Bylaws, as amended, and other applicable law.

On March 28, 2016, the Committee engaged Mercer (US) Inc. (“Mercer”) to provide compensation consulting services for fiscal year 2017. Following completion of the Committee’s consultation with Mercer, the Committee approved certain fiscal year 2017 compensation changes and agreements summarized in the ensuing two paragraphs. A more detailed discussion of Mercer’s consulting services to the Committee will be provided in next year’s CD&A with respect to fiscal year 2017 compensation.

On May 4, 2016, we entered into a Fourth Amended and Restated Employment Agreement with Mr. Samuels. The employment agreement amended Mr. Samuels’ existing employment agreement to, among other things, set his annual base salary at $850,000, establish a one-year term (rather than automatic one-year renewals), guarantee and pay $1,000,000 of his annual incentive bonus opportunity (which is set at 200% of base salary) upon execution thereof, and pay a cash retention bonus of $1,500,000 upon execution thereof. The bonus payments, which are intended to secure Mr. Samuels’ services while we continue to explore and evaluate strategic alternatives, are repayable by Mr. Samuels on a pro-rata basis if we terminate his employment with “cause” or by Mr. Samuels without “good reason” before the earlier of the first anniversary of the effective date of the Employment Agreement or the consummation of certain reorganization events affecting the Company’s business. Upon a qualifying termination of employment (a termination by the Company without “cause” or Mr. Samuels terminates his employment for “good reason”), Mr. Samuels would receive continued base salary and benefits for 21 months. Such severance is also payable if we decline to offer a renewal of the employment agreement. A copy of Mr. Samuels’ Fourth Amended and Restated Employment Agreement is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016.

Also on May 4, 2016, we entered into a Special Compensation Arrangement (the “Compensation Arrangement”) with each of Messrs. Spencer, Griggs and McGee. Pursuant to the Compensation Arrangements, annual base salaries are set at $450,000 for Mr. Spencer, $400,000 for Mr. Griggs, and $300,000 for Mr. McGee, with annual incentive bonus opportunities of up to 100%, 75%, and 75% of base salary, respectively. $225,000 of Mr. Spencer’s annual incentive bonus became guaranteed and payable upon execution of his Compensation Arrangement. A cash retention bonus ($1,000,000 in the case of Mr. Spencer, $500,000 in the case of Mr. Griggs, and $600,000 in the case of Mr. McGee) likewise became payable upon execution of each respective Compensation Arrangement. The bonus payments, which are intended to secure the executives’ services while we continue to explore and evaluate strategic alternatives, are repayable by the applicable executive on a pro-rata basis if we terminate each respective executive’s employment with “cause” or the executive terminates his employment without “good reason” before the earlier of the first anniversary of the effective date of the Compensation Arrangement or the consummation of certain reorganization events affecting our business. Copies of the Compensation Arrangements for Messrs. Spencer and Griggs are attached as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016. At the time of signing his Compensation Arrangement, Mr. McGee had yet to be designated a named executive officer. With the exception of the base salary and cash retention bonus amounts described above, the form of Mr. McGee’s Compensation Arrangement is substantially the same as Mr. Griggs’ Compensation Arrangement.

Compensation Committee Interlocks and Insider Participation

No member of the Committee is or has been in the past an officer or employee of our Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Committee. No member of our Board is an executive officer of a company for which one of our executive officers serves as a member of the board of directors or compensation committee.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Form 10-K/A.

Compensation Committee:

Roy Aneed, Chairman

Gus Halas

Randal Matkaluk

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our named executive officers for the fiscal years ended January 31, 2016, 2015, and 2014:

	Fiscal				Stock	Option	All
Name & Principal Position	Year	Salary		Bonus (g)	Awards (h)	Awards	Other		Total
Jonathan Samuels, President	2016	$379,807	(a)	$800,000	$—	$—	$1,968,777	(i)	$3,148,584
and Chief Executive Officer	2015	$500,000	(a)	$1,000,000	$—	$—	$97,271		$1,597,271
	2014	$459,560	(a)	$2,250,000	$934,500	$19,451,175	$18,000		$23,113,235

Dominic Spencer, Chief Operating	2016	$300,000	(b)	$—	$1,509,000	$—	$38,733	(j)	$1,847,733
Officer, President of TUSA	2015	$298,077	(b)	$412,500	$85,400	$—	$375		$796,352

Douglas Griggs,	2016	$296,827	(c)	$—	$128,250	$—	$2,453	(k)	$427,530
Chief Accounting Officer

Ryan McGee,	2016	$230,551	(d)	$—	$1,056,600	$—	$13,103	(l)	$1,300,254
General Counsel

R. Curt Dacar, Chief Executive	2016	$353,539	(e)	$400,000	$799,998	$—	$2,343,165	(m)	$3,896,702
Officer of RockPile	2015	$400,000	(e)	$400,000	$744,800	$—	$18,000		$1,562,800
	2014	$405,058	(e)	$340,000	$—	$—	$18,000		$763,058

Justin Bliffen,	2016	$316,346	(f)	$—	$—	$—	$37,184	(n)	$353,530
Chief Financial Officer	2015	$307,500	(f)	$675,000	$4,192,000	$2,547,323	$4,542		$7,726,365
	2014	$249,368	(f)	$187,500	$1,370,006	$—	$—		$1,806,874

(a)

Effective July 4, 2013, the Company entered into an amended employment agreement with Mr. Samuels, at which time his annual base salary was increased from $400,000 to $500,000 per annum. On August 1, 2015, Mr. Samuels volunteered to take a base salary pay cut of 50% through the end of fiscal year 2016.

(b)

Mr. Spencer received a base salary of $300,000 per annum in fiscal years 2015 and 2016 as President of TUSA. Mr. Spencer was appointed as the Company’s Chief Operating Officer in March 2016. Mr. Spencer does not have an employment agreement with TUSA or the Company. Fiscal year 2015 was the first year in which Mr. Spencer was determined to be a named executive officer of the Company.

(c)

Mr. Griggs’ base salary was increased from $285,000 to $300,000 per annum in April 2015. Fiscal year 2016 is the first year in which Mr. Griggs was determined to be a named executive officer of the Company.

(d)	Mr. McGee’s base salary increased from $205,000 to $250,000 per annum in July 2015. Fiscal year 2016 is the first year in which Mr. McGee was determined to be a named executive officer of the Company.
(e)

Mr. Dacar entered into an employment agreement with RockPile in December 2012 pursuant to which he receives a base salary of $400,000 per annum. Mr. Dacar agreed to a temporary reduction in pay to $78,000 per annum for the months of December 2015 and January 2016, and he recouped the salary reduction in February 2016.

(f)

The Company appointed Mr. Bliffen as Chief Financial Officer effective in February 2013. Coincident with this change in role, Mr. Bliffen entered into an employment agreement that increased his base salary from $190,000 to $250,000 per annum. The Company entered into an amended and restated employment agreement with Mr. Bliffen in September 2014, which increased his base salary to $350,000. On August 1, 2015, Mr. Bliffen volunteered to take a base salary pay cut of 20% through the end of fiscal year 2016. Mr. Bliffen resigned from the Company in March 2016.

(g)	In March 2016, The Company paid performance cash bonuses in the amount of $800,000 for Mr. Samuels and $400,000 for Mr. Dacar based on their performances and responsibilities during fiscal year 2016.
(h)

The value of stock awards and option awards made during the fiscal year are based upon the aggregate grant date fair value, determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”. The discussion of the assumptions used in calculating these values can be found in the footnotes to the Grants of Plan-Based Awards table below and in Note 11, “Share-Based Compensation,” of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended January 31, 2016. The value of these stock awards and option awards is expensed over the vesting term of the award.

(i)	Includes (i) $19,500 for car allowance, (ii) $1,868,877 for a RockPile transaction bonus prepayment, (iii) $78,706 for supplemental life insurance, and (iv) $1,694 for individual disability insurance.
(j)	Includes (i) $37,500 for an employee retention bonus program payment and (ii) $1,233 for individual disability insurance.

(k)	Includes $2,453 for individual disability insurance.
(l)	Includes (i) $12,500 for an employee retention bonus program payment and (ii) $603 for individual disability insurance.
(m)	Includes (i) $2,320,000 for a RockPile Series B-1 distribution, (ii) $18,000 for car allowance, and (iii) $5,165 for medical insurance premium reimbursements.
(n)	Includes (i) $10,400 for car allowance, (ii) $25,000 for an employee retention bonus program payment, and (iii) $1,784 for individual disability insurance.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the number of plan-based awards that were awarded to our named executive officers in fiscal year 2016:

		All Other
		Stock Awards:	Grant Date
	Grant	Number of	Fair Value of
Name	Date (a)	Shares or Units (a)	Stock Awards (a)
Dominic Spencer	3/6/2015	300,000	$1,509,000
Douglas Griggs	5/29/2015	25,000	$128,250
Ryan McGee	3/6/2015	100,000	$503,000
Ryan McGee	8/5/2015	160,000	$553,600
R. Curt Dacar	3/10/2015	163,934	$799,998

(a)

The stock awards were grants of RSUs. Each unit represents a right at its vesting to receive one share of the Company’s Common Stock. Vesting is contingent upon continued employment over a period of years, with annual vesting of a specified percentage to occur on each anniversary of the award date through the final vesting date. In accordance with FASB ASC Topic 718, the grant date fair value of the stock awards was the number of granted RSUs multiplied by the closing price per share of our Common Stock on the award date.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

The following table sets forth information regarding the number of equity awards convertible into Common Stock that were outstanding and held by our named executive officers as of January 31, 2016:

	Option Awards				Stock Awards
					Number of
					Shares or	Market Value
	Number of Common Stock				Units of	of Shares or
	Shares Underlying Unexercised		Option	Option	Stock that	Units of Stock
	Options		Exercise	Expiration	Have Not	That Have
Name	Exercisable	Unexercisable	Price	Date	Vested (a)	Not Vested (b)
Jonathan Samuels	150,000	600,000	$7.50	7/4/2023	180,000	$81,000
	150,000	600,000	$8.50	7/4/2023	—	$—
	300,000	1,200,000	$10.00	7/4/2023	—	$—
	300,000	1,200,000	$12.00	7/4/2023	—	$—
	300,000	1,200,000	$15.00	7/4/2023	—	$—
Dominic Spencer	—	—	$—	—	437,425	$196,841
Douglas Griggs	—	—	$—	—	85,000	$38,250
Ryan McGee	—	—	$—	—	294,195	$132,388
R. Curt Dacar	—	—	$—	—	239,934	$107,970
Justin Bliffen	77,778	155,555	$12.00	9/9/2021	443,982	$199,792
	77,778	155,555	$14.00	9/9/2021	—	$—
	77,778	155,556	$16.00	9/9/2024	—	$—

(a)	These RSUs vest as follows:

	Vesting Year
	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Total
Jonathan Samuels	75,000	15,000	90,000	—	180,000
Dominic Spencer	103,475	104,950	229,000	—	437,425
Douglas Griggs	27,500	27,500	30,000	—	85,000
Ryan McGee	74,399	76,463	79,333	64,000	294,195
R. Curt Dacar	58,645	58,645	58,644	64,000	239,934
Justin Bliffen	161,328	162,654	60,000	60,000	443,982
(b)

The market value of RSUs is equal to the number of RSUs outstanding on January 31, 2016 multiplied by $0.45, the closing price of our Common Stock on the NYSE MKT on January 29, 2016, which was the last trading day before January 31, 2016.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding RSU vesting with respect to our named executive officers in fiscal year 2016:

	Stock Awards
	Number of	Value
	Shares Acquired	Realized
Name	on Vesting	on Vesting (a)
Jonathan Samuels	45,000	$230,700
Dominic Spencer	31,475	$34,559
Douglas Griggs	15,000	$19,200
Ryan McGee	19,065	$84,097
R. Curt Dacar	4,000	$21,880
Justin Bliffen	181,328	$663,580

(a)	The value of RSUs that vested in fiscal year 2016 is determined by multiplying the number of shares vesting by the market value of the Company’s Common Stock on the vesting date.

No options were exercised by our named executive officers in fiscal year 2016.

DIRECTOR COMPENSATION

The director compensation package consists of annual cash compensation and discretionary awards of RSUs.

Directors received compensation for their services for fiscal year 2016 as set forth below:

	Fees Earned
	or Paid in		Stock	All Other
Name	Cash (a)		Awards (b)	Compensation		Total
Peter Hill	$90,000		$193,050	$88,243	(d)	$371,293
Roy Aneed	$45,000		$128,700	$—		$173,700
Gus Halas	$60,000		$128,700	$—		$188,700
Randal Matkaluk	$60,000		$128,700	$—		$188,700
Brian Minnehan	$52,500	(c)	$—	$—		$52,500
F. Gardner Parker	$27,554		$—	$—		$27,554

(a)

As Chairman of the Board, Dr. Hill received annual cash fees of $90,000 per year. As independent directors, Messrs. Aneed, Halas, Matkaluk and Parker each received annual cash fees of $60,000 per year. Mr. Aneed received a prorated portion of his annual fees for the period of fiscal year 2016 for which he served on the Board without any affiliation to NGP, and Mr. Parker received prorated fees for fiscal year 2016 service through his resignation from the Board in May 2015.

(b)

This column represents the aggregate grant date fair value of RSUs computed in accordance with FASB ASC Topic 718. Each RSU represents a right at its vesting to receive one share of Common Stock. Dr. Hill was granted an award of 45,000 RSUs on July 16, 2015 for his services as Chairman of the Board, which will vest entirely on July 16, 2016 and were valued at the $4.29 per share closing price of our Common Stock on the grant date. On the same date, Messrs. Aneed, Halas, and Matkaluk were each granted 30,000 RSUs, which will also vest entirely on July 16, 2016 and were valued at $4.29 per share. As of January 31, 2016, each of Messrs. Aneed, Halas, and Matkaluk had 30,000 unvested RSUs outstanding, and Dr. Hill had 105,000 unvested RSUs outstanding.

(c)	Fees earned by Mr. Minnehan were paid directly to NGP pursuant to internal NGP rules.
(d)

Dr. Hill relinquished his executive role with the Company in fiscal year 2014, but remained the Chairman of the Board. At the same time, Dr. Hill assumed a non-executive employee position with the Company as a senior advisor. In connection with the transition in Dr. Hill’s employment role, his base salary was reduced to $75,000 per annum. As an employee, Dr. Hill is eligible for all employee benefits offered generally to employees of the Company, but he does not participate in any of our cash or equity plans in regards to his employment-related services. At the end of fiscal year 2016, Dr. Hill became eligible for Medicare health care coverage and agreed to remove himself and his dependents from the Company’s health care plans in return for prepayment of $13,243 in COBRA premiums for comparable coverage for himself and his dependents through fiscal year 2017, which results in net savings to the Company.

Mr. Samuels is not included in the above table because, as an executive officer of the Company, he received no additional compensation for his services as a director. The compensation received by Mr. Samuels as an executive officer is shown in the Summary Compensation Table above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Employment Agreements

As described above, each of Mr. Samuels, Mr. Dacar, and Mr. Bliffen had an employment agreement in effect during fiscal year 2016 that provided for certain benefits upon termination of employment, including after a change in control. The agreements, as in effect on the last day of fiscal year 2016, are summarized below.

Mr. Samuels

The agreement with Mr. Samuels provides for an annual salary of not less than $500,000. In addition, Mr. Samuels is eligible to receive an annual cash bonus of up to 200% of base salary based upon performance (the “Samuels STI Award”), as determined by the Committee. Mr. Samuels is no longer eligible for an annual long-term incentive award as a result of stockholder approval of the CEO Options at the Company’s 2013 Annual Meeting of Stockholders. He is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Mr. Samuels’ employment is terminated by us without Cause or by Mr. Samuels with Good Reason (as each such term is defined in the agreement) or as a result of his death or disability while traveling on official Company business, he is entitled to any earned but unpaid Samuels STI Award, the target Samuels STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), the immediate vesting of all outstanding equity incentive awards, the continuation of payment of annual salary for 18 months, and health benefits for an eighteen-month period. In the event Mr. Samuels is terminated with Cause or terminates voluntarily without Good Reason, he is generally not entitled to any benefits upon termination. In the event that Mr. Samuels provides notice of non-extension of the term of his employment, he is only entitled to any unpaid Samuels STI Award. If we provide notice of non-extension of the term of Mr. Samuels’ employment, he would generally be entitled to any unpaid Samuels STI Award, the immediate vesting of all outstanding equity incentive awards, the continuation of payment of annual salary for 12 months, and health benefits for a twelve-month period. In the event that Mr. Samuels’ employment is terminated during the one-year period following a Change of Control (as defined in the agreement) without Cause or he terminates his employment with Good Reason, he is entitled to a lump-sum cash payment equal to two and one-half times his annual salary, any unpaid Samuels STI Award, the target Samuels STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), health benefits for a thirty-month period, and the immediate vesting of all outstanding equity incentive awards. Payment of severance benefits may be conditioned upon Mr. Samuels’ execution of a release of claims against us. In the event that Mr. Samuels’ employment is terminated as a result of his death or disability while not traveling on official company business, he would generally be entitled to any unpaid Samuels STI Award and the immediate vesting of all outstanding equity incentive awards.

Mr. Dacar

The agreement with Mr. Dacar provides for an annual salary of not less than $400,000. In addition, Mr. Dacar is eligible to receive an annual cash bonus of up to 100% of base salary based upon performance (the “Dacar STI Award”), as determined by Committee and RockPile’s Board of Managers. Mr. Dacar is also eligible for an annual long-term incentive award of up to 200% of base salary, as determined by the Committee. Additionally, he is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with RockPile’s policies established and in effect from time to time. In the event that Mr. Dacar’s employment is terminated without Cause or by Mr. Dacar with Good Reason (as each such term is defined in the agreement) or as a result of his death or disability while traveling on official RockPile business, he is entitled to any unpaid Dacar STI Award, the continuation of payment of annual salary for nine months, and health benefits for a nine-month period. In the event Mr. Dacar is terminated with Cause or terminates voluntarily without Good Reason, he is generally not entitled to any benefits upon termination. In the event that Mr. Dacar’s term of employment is not extended, he is entitled to any unpaid Dacar STI Award, the continuation of payment of annual salary for three months, and health benefits for a six-month period. In the event that Mr. Dacar’s termination occurs following a Change of Control (as defined in the agreement), he is entitled to a lump-sum cash payment equal to two times his annual salary, any unpaid Dacar STI Award, the target Dacar STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), health benefits for a nine-month period, and the immediate vesting of all outstanding RockPile Series B Units and Company equity incentive awards. Payment of severance benefits may be conditioned upon Mr. Dacar’s execution of a release of claims against us. In the event that Mr. Dacar’s employment is terminated as a result of his death or disability while not traveling on official RockPile business, he would generally be entitled to any unpaid Dacar STI Award.

Mr. Bliffen

The agreement with Mr. Bliffen provides for an annual salary of not less than $350,000. In addition, Mr. Bliffen is eligible to receive an annual cash bonus of up to 100% of base salary based upon performance (the “Bliffen STI Award”), as determined by the Committee. Mr. Bliffen is not eligible for an annual long-term incentive award until the initial three-year term of his September 9, 2014 employment agreement has expired. He is entitled to participate in any and all benefit plans in effect for executives from time to time, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. In the event that Mr. Bliffen’s employment is terminated by us without Cause or by Mr. Bliffen for Good Reason (each as such term is defined in the agreement) or as a result of his death or disability while traveling on official Company business, he is entitled to any unpaid Bliffen STI Award, the target Bliffen STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), the immediate vesting of all outstanding equity incentive awards, the continuation of payment of annual salary for twelve months, and health benefits for a twelve-month period. In the event that Mr. Bliffen is terminated with Cause or terminates voluntarily without Good Reason, he is generally not entitled to any benefits upon termination. In the event that Mr. Bliffen provides notice of non-extension of the term of his employment, he is only entitled to any unpaid Bliffen STI Award. If we provide notice of non-extension of the term of Mr. Bliffen’s employment, he would generally be entitled to any unpaid Bliffen STI Award, the immediate vesting of all outstanding equity incentive awards, the continuation of payment of annual salary for 12 months, and health benefits for a twelve-month period. In the event that Mr. Bliffen’s employment is terminated during the one-year period following a Change of Control (as defined in the agreement) without Cause or he terminates his employment with Good Reason, he is entitled to a lump sum cash payment equal to two and one-half times his annual salary, any unpaid Bliffen STI Award, the target Bliffen STI Award for the year in which termination occurs (pro-rated for the period worked prior to the termination), health benefits for a twelve-month period, the immediate vesting of all outstanding equity incentive awards, and any unpaid portion of the inducement bonus. Payment of severance benefits may be conditioned upon Mr. Bliffen’s execution of a release of claims against us. In the event that Mr. Bliffen is terminated as a result of his death or disability while not traveling on official Company business, he would generally be entitled to any unpaid Bliffen STI Award and the immediate vesting of all outstanding equity incentive awards.

Estimated Termination Benefits

The following table quantifies the benefits that would have been received by Mr. Samuels, Mr. Bliffen and Mr. Dacar under their employment agreements had they experienced a termination of employment under various circumstances as of January 31, 2016, under the terms of their employment agreements in effect on such date. As of January 31, 2016, Messrs. Spencer, Griggs and McGee were not party to any contract, agreement, plan or arrangement, whether written or unwritten, that provided for payments or benefits at, following, or in connection with any termination of employment.

		Termination
		with Cause,			Termination
		Resignation			following a
		without	Termination	Resignation with	Change of
Name	Payment Type	Good Reason	without Cause	Good Reason	Control
Jonathan Samuels	Cash Severance	$—	$750,000	$750,000	$1,250,000
	Unpaid STI	$—	$1,000,000	$1,000,000	$1,000,000
	Equity Acceleration	$—	$81,000	$81,000	$81,000
	Health Benefits	$—	$8,621	$8,621	$14,369
	TOTAL	$—	$1,839,621	$1,839,621	$2,345,369

R. Curt Dacar	Cash Severance	$—	$300,000	$300,000	$800,000
	Unpaid STI	$—	$400,000	$400,000	$400,000
	Equity Acceleration	$—	$—	$—	$107,970	(a)
	Health Benefits	$—	$9,746	$9,746	$9,746
	TOTAL	$—	$709,746	$709,746	$1,317,716

Justin Bliffen (b)	Cash Severance	$—	$350,000	$350,000	$875,000
	Unpaid STI	$—	$300,000	$300,000	$300,000
	Equity Acceleration	$—	$199,792	$199,792	$199,792
	Inducement Bonus	$—	$100,000	$—	$100,000
	Health Benefits	$—	$17,568	$17,568	$17,568
	TOTAL	$—	$967,360	$867,360	$1,492,360

(a)

In connection with a change of control at the Company, Mr. Dacar would have experienced a vesting acceleration of 239,934 RSUs and 570,000 Series B-4 Units (profits interests) in RockPile. As no fair market value assessment of RockPile had been conducted as of January 31, 2016, the value of the accelerated vesting of the 570,000 Series B-4 Units is not determinable and therefore not included herein.

(b)	Mr. Bliffen resigned effective March 21, 2016 under circumstances giving rise to a resignation without Good Reason.

On May 4, 2016, the Company entered into a Fourth Amended and Restated Employment Agreement with Mr. Samuels, which revised various aspects of his compensation and severance eligibility. A copy of Mr. Samuels’ Fourth Amended and Restated Employment Agreement is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information related to our equity compensation plans under which our equity securities are authorized for issuance as of January 31, 2016:

					Number of
	Number of		Weighted-		Shares of Common
	Shares of Common		Average		Stock Remaining
	Stock to be Issued		Exercise Price		Available for Future
	Upon Exercise of		of Outstanding		Issuance Under
	Outstanding Options		Options		Equity Compensation
Plan Category	and Rights		and Rights		Plans (a)
Equity compensation plans approved by security holders

Amended and Restated 2011 Omnibus Incentive Plan	1,344,903	(b)	$—	(b)	—

CEO Stand-Alone Stock Option Agreement	6,000,000		$11.25		—

2014 Equity Incentive Plan	2,810,942	(c)	$14.00	(d)	2,945,637

Equity compensation plans not approved by security holders	—		—		—

Total	10,155,845	(e)	$11.54	(d)	2,945,637

(a)

The number of securities remaining available for future issuance under a plan is calculated as total initial available shares of Common Stock (i) less the number of shares issued for vested RSUs and exercised options, (ii) less the number of shares issuable upon the vesting of RSUs and the exercise of vested options, (iii) less the number of unvested options subject to time vesting.

(b)

Shares of Common Stock to be issued based upon the vesting of RSUs for continuous employment over a specified period of time. There are no outstanding options. Weighted average exercise price calculation not applicable.

(c)	Of this amount, 700,000 shares are issuable pursuant to the CFO Options and 2,110,942 shares are issuable pursuant to RSUs.
(d)	Weighted average exercise price excludes shares issuable upon vesting of RSUs.
(e)	Of this amount, 6,700,000 shares are issuable pursuant to the CEO Options and the CFO Options, and 3,455,845 shares are issuable pursuant to RSUs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock of: (1) each person or entity known to us who owns of record or beneficially 5% or more of any class of our voting securities; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The percentage of beneficial ownership of our Common Stock is based upon 76,305,009 shares issued and outstanding on May 18, 2016.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Unless otherwise noted, the address of each beneficial owner is c/o 1200 17th Street, Suite 2500, Denver, Colorado 80202.

		Amount and
	Title of	Nature of Beneficial		Percent
Name and Address of Owner	Class	Ownership	(a)	of Class
Peter Hill	Common Stock	442,851	(b)	*	%
Roy Aneed	Common Stock	30,000	(c)	*	%
Gus Halas	Common Stock	200,000	(c)	*	%
Randal Matkaluk	Common Stock	333,101	(c)	*	%
Jonathan Samuels	Common Stock	4,672,042	(d)	5.80%
Dominic Spencer	Common Stock	101,282		*	%
Douglas Griggs	Common Stock	43,615		*	%
Ryan McGee	Common Stock	75,866	(e)	*	%
R. Curt Dacar	Common Stock	44,939		*	%
All Executive Officers and Directors as a Group (9 persons)	Common Stock	5,943,696	(b)(c) (d)(e)	7.37%
Natural Gas Partners (f)	Common Stock	26,639,666	(g)	28.45%
ActOil Bakken, LLC (h)	Common Stock	11,350,000	(i)	14.87%
Schroder Investment Management North America Inc. (j)	Common Stock	5,438,566	(k)	7.13%
Dimensional Fund Advisors (l)	Common Stock	4,115,491	(m)	5.39%

*Less than 1%.

(a)

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

(b)	Includes 45,000 RSUs that vest on July 16, 2016.
(c)	Includes 30,000 RSUs that vest on July 16, 2016.
(d)

Includes (i) 1,200,000 shares of Common Stock underlying vested options as follows: 150,000 options with an exercise price of $7.50 per share, 150,000 options with an exercise price of $8.50 per share, 300,000 options with an exercise price of $10.00 per share, 300,000 options with an exercise price of $12.00 per share, and 300,000 options with an exercise price of $15.00 per share, and (ii) 3,000,000 shares of Common Stock underlying unvested options that vest on July 4, 2016, as follows: 375,000 options with an exercise price of $7.50 per share, 375,000 options with an exercise price of $8.50 per share, 750,000 options with an exercise price of $10.00 per share, 750,000 options with an exercise price of $12.00 per share, and 750,000 options with an exercise price of $15.00 per share.

(e)	Includes 32,000 RSUs that vest on July 1, 2016.
(f)	Natural Gas Partners’ address is 5221 N. O’Connor Blvd., Suite 1100, Irving, TX 75039.
(g)

Includes (i) 17,998,066 shares of Common Stock of issuable upon conversion of the Convertible Note held by NGP Triangle Holdings LLC (“NGP Triangle”) with an outstanding principal balance of $143,984,525 as of March 31, 2016, at a conversion price of $8.00 per share, (ii) 8,118,407 shares of Common Stock issued to NGP Natural Resources X, L.P. (“NGP X”) on March 8, 2013 pursuant to the Stock Purchase Agreement, dated March 2, 2013 (the “NGP Stock Purchase

Agreement”), between NGP Triangle and the Company, (iii) 1,181,593 shares of Common Stock issued to NGP Natural Resources X Parallel Fund, L.P. (“NGP Parallel”) on March 8, 2013 pursuant to the NGP Stock Purchase Agreement, and (iv) an additional 224,975 shares of Common Stock issuable upon conversion of the paid-in-kind interest to be added to the outstanding principal balance of the Convertible Note on June 30, 2016. Pursuant to an Assignment Agreement, dated as of March 7, 2013, NGP Triangle assigned the right to purchase, pursuant to the Stock Purchase Agreement, 8,118,407 shares of Common Stock to NGP X and 1,181,593 shares of Common Stock to NGP Parallel. NGP X owns a controlling interest in NGP Triangle and, therefore, may be deemed to share voting and dispositive power securities held by NGP Triangle and to be the beneficial owner of such securities. GFW X, L.L.C. (“GFW X”) and G.F.W. Energy X, L.P. (“G.F.W. Energy”) may be deemed to share voting and dispositive power over securities held by NGP Triangle and therefore may also be deemed to be the beneficial owner of such securities by virtue of GFW X being the sole general partner of G.F.W. Energy, which is the sole general partner of NGP X. GFW X and G.F.W. Energy may be deemed to share voting and dispositive power over securities held by NGP Parallel and therefore may also be deemed to be the beneficial owner of such securities by virtue of GFW X being the sole general partner of G.F.W. Energy, which is the sole general partner of NGP Parallel. Kenneth A. Hersh, an Authorized Member of GFW X, may also be deemed to share the power to vote, or to direct the vote, and to dispose, or to direct the disposition, of such securities. Mr. Hersh does not directly own any reported securities. GFW X has delegated full power and authority to manage NGP X to NGP Energy Capital Management, L.L.C. (“NGP Management”) and accordingly, NGP Management may be deemed to share voting and dispositive power over securities held by NGP Triangle and therefore may also be deemed to be the beneficial owner of such securities. Each of NGP Triangle, NGP Parallel, NGP X, G.F.W. Energy, GFW X, Mr. Hersh and NGP Management disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.

(h)	ActOil Bakken, LLC’s address is c/o Teachers Insurance and Annuity Association of America (“TIAA”), 730 Third Avenue, 4th Floor, New York, NY 10017.
(i)

Includes 11,350,000 shares of our Common Stock issued to ActOil Bakken, LLC on August 28, 2013 pursuant to the Stock Purchase Agreement, dated August 6, 2013 (the “TIAA Stock Purchase Agreement”), between TIAA and the Company. Pursuant to an Assignment Agreement, dated as of August 28, 2013, TIAA assigned the right to purchase, pursuant to the TIAA Stock Purchase Agreement, 11,350,000 shares of our Common Stock to ActOil Bakken, LLC. ActOil Bakken, LLC is a wholly-owned subsidiary of TIAA Oil and Gas Investments, LLC (“TOGI”), its sole member. TOGI is a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”), its sole member. Because of the foregoing relationships, each of ActOil Bakken, LLC, TOGI and TIAA may be deemed to beneficially own all of the shares of our Common Stock held by ActOil Bakken, LLC. TOGI has a Board of Managers composed of Lisa Ferraro, Marietta Moshiashvili and Andrew Leicester, each of whom is an employee of TIAA. Ultimately, the voting and dispositive control that TIAA may effect on ActOil Bakken, LLC’s investment through TOGI will be subject to internal controls, authorizations, and governance structures that are not dependent on specific personnel. Each of ActOil Bakken, LLC, TOGI, TIAA, Lisa Ferraro, Marietta Moshiashvili and Andrew Leicester disclaims beneficial ownership of such securities except to the extent of their pecuniary interest therein.

(j)	Schroder Investment Management North America Inc.’s address is 875 Third Ave, 22nd Floor, New York, NY 10022.
(k)

As reported on a Schedule 13G filed with the SEC on February 10, 2016, Schroder Investment Management North America Inc. is an Investment Adviser reporting beneficial ownership of 5,438,566 shares of Common Stock, which includes sole dispositive and voting power over the 5,438,566 shares of Common Stock. Schroder Investment Management Ltd. is a registered investment adviser with its respective home country regulator and under common control with the adviser. Schroder Investment Management Ltd. is located in the United Kingdom at 31 Gresham Street, London EC2V 7QA. Schroder Investment Management North America Inc. disclaims the existence of a group.

(l)	Dimensional Fund Advisors LP’s address is Building One, 6300 Bee Cave Road, Austin, TX 78746.
(m)

As reported on a Schedule 13G filed with the SEC on February 9, 2016, Dimensional Fund Advisors LP is an Investment Adviser reporting beneficial ownership of 4,115,491 shares of Common Stock, which includes sole dispositive power over 4,115,491 shares of Common Stock and sole voting power over 3,920,450 shares of Common Stock. Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

From February 1, 2015 to the present, there was no transaction, or series of transactions, nor is there any currently proposed transaction, in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, or known beneficial holder of more than five percent of our outstanding Common Stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, that is required to be disclosed under applicable SEC rules. Related party transactions are subject to review and oversight by our Audit Committee, unless they relate to compensation matters within the authority of the Compensation Committee.

Director Independence

In affirmatively determining whether a Director is “independent,” the Board and its Nominating and Corporate Governance Committee analyze and review the NYSE MKT listing standards, which set forth certain circumstances under which a director is not considered independent. The current President and CEO of the Company, Mr. Jonathan Samuels, is not independent under such standards, and the Company’s former Executive Chairman, Dr. Peter Hill, is also not independent under such standards. Audit Committee and Compensation Committee members are subject to additional, more stringent NYSE MKT and Exchange Act independence requirements.

The Board has reviewed the relationships between the Company and each non-employee Director (“Non-Employee Director”) to determine compliance with the NYSE MKT listing standards and to evaluate whether there are any other facts or circumstances that might impair a Non-Employee Director’s independence. The Board has affirmatively determined that each of the Non-Employee Directors (i.e., Messrs. Aneed, Halas, and Matkaluk) is independent under the NYSE MKT listing standards, the Exchange Act and our Board committee charter requirements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountants

The following table presents the aggregate fees billed by KPMG LLP during the fiscal years ended January 31, 2015 and 2016.

	Fiscal Year 2015	Fiscal Year 2016
Audit fees (a)	$1,023,820	$1,161,075
Audit-related fees	$—	$—
Tax fees	$96,865	$74,435
All other fees	$—	$39,200
Total	$1,120,685	$1,274,710

(a)	Audit fees include fees for the year-end audit and related quarterly reviews, issuance of comfort letters, and consents.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the charter of the Audit Committee, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent auditor. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent auditor in order to ensure that the provision of such services does not impair the auditor’s independence. The Audit Committee has delegated preapproval authority to the Chairman of the Audit Committee. Any pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to Company management the Audit Committee’s responsibility to pre-approve services performed by the independent auditor.

Any pre-approval is effective for 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the Audit Committee regarding the specific service to be provided pursuant to a given pre-approval of the Audit Committee. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Company’s principal financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

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

14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011 and incorporated herein by reference.

21.1*	List of Subsidiaries.

23.1*	Consent of Cawley, Gillespie & Associates, Inc.

23.2*	Consent of KPMG LLP.

24.1*	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Accounting Officer (principal financial officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TRIANGLE PETROLEUM CORPORATION
Date: May 27, 2016	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

6
Name	Position	Date

/s/ JONATHAN SAMUELS	President and Chief Executive Officer, Director	May 27, 2016
Jonathan Samuels	(principal executive officer)

/s/ DOUGLAS J. GRIGGS	Chief Accounting Officer	May 27, 2016
Douglas J. Griggs	(principal financial officer, principle accounting officer)

*	Director (Chairman of the Board)	May 27, 2016
Peter Hill

*	Director	May 27, 2016
Roy Aneed

*	Director	May 27, 2016
Gus Halas

*	Director	May 27, 2016
Randal Matkaluk

*/s/ JONATHAN SAMUELS
Attorney-in-fact