Form 10-Q
period 2016-04-30
Triangle Petroleum Corp
filed 2016-06-08
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-34945

TRIANGLE PETROLEUM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0430762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 17th Street, Suite 2500

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

Yes ☐   No ☒

As of June 6, 2016, there were 76,305,321 shares of the registrant’s common stock outstanding.

TRIANGLE PETROLEUM CORPORATION AND SUBSIDIARIES

i

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

Actual results or developments may be different than we anticipate or may have unanticipated consequences to, or effects on, us or our business or operations. All of the forward-looking statements made in this report are qualified by the discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, and in our other public filings with the SEC. Although the expectations reflected in the forward-looking statements are based on our current beliefs and expectations, undue reliance should not be placed on any such forward-looking statements due to the risks and uncertainties noted above and because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2016	April 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,769	$197,648
Accounts receivable	53,302	53,786
Commodity derivatives	12,370	6,681
Other current assets	10,046	10,890
Total current assets	191,487	269,005

PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, full cost method of accounting
Proved properties	1,372,480	1,385,852
Unproved properties and properties under development, not being amortized	78,367	77,238
Total oil and natural gas properties	1,450,847	1,463,090
Accumulated amortization	(1,044,307)	(1,132,762)
Net oil and natural gas properties	406,540	330,328
Oilfield services equipment, net	48,445	44,147
Other property and equipment, net	42,874	40,498
Net property, plant and equipment	497,859	414,973

OTHER ASSETS
Equity investment	45,600	45,700
Commodity derivatives	9,012	2,916
Debt issuance costs	3,877	3,604
Other	5,313	5,218
Total other assets	63,802	57,438

Total assets	$753,148	$741,416

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2016	April 30, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued capital expenditures	$67,339	$64,042
Other accrued liabilities	34,065	32,308
Current portion of long-term debt	114,088	826,797
Interest payable	1,700	8,374
Total current liabilities	217,192	931,521

LONG-TERM LIABILITIES
Long-term debt	789,043	155,964
Other	11,495	10,850
Total liabilities	1,017,730	1,098,335

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 140,000,000 shares authorized; 75,807,111 and 76,300,464 shares issued and outstanding at January 31, 2016 and April 30, 2016, respectively	1	1
Additional paid-in capital	557,757	559,527
Retained earnings (accumulated deficit)	(822,340)	(916,447)
Total stockholders' equity (deficit)	(264,582)	(356,919)

Total liabilities and stockholders’ equity (deficit)	$753,148	$741,416

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended April 30,
	2015	2016
REVENUES:
Oil, natural gas and natural gas liquids sales	$47,778	$24,852
Oilfield services	70,510	19,520
Total revenues	118,288	44,372
EXPENSES:
Lease operating expenses	10,923	8,602
Gathering, transportation and processing	6,348	5,608
Production taxes	4,787	2,079
Depreciation and amortization	37,792	14,888
Impairment of oil and natural gas properties	192,000	79,000
Accretion of asset retirement obligations	57	123
Oilfield services	64,226	16,671
General and administrative, net of amounts capitalized	14,859	11,323
Total operating expenses	330,992	138,294

INCOME (LOSS) FROM OPERATIONS	(212,704)	(93,922)

OTHER INCOME (EXPENSE):
Interest expense, net	(9,106)	(10,792)
Amortization of debt issuance costs	(616)	(957)
Gain on extinguishment of debt	—	21,180
Realized commodity derivative gains (losses)	19,468	2,104
Unrealized commodity derivative gains (losses)	(33,442)	(11,785)
Equity investment income (loss)	188	(48)
Impairment of equity investment	2,880	—
Other income (expense), net	(308)	113
Total other income (expense)	(20,936)	(185)

INCOME (LOSS) BEFORE INCOME TAXES	(233,640)	(94,107)

INCOME TAX PROVISION (BENEFIT)	(53,441)	—

NET INCOME (LOSS)	$(180,199)	$(94,107)

Earnings (loss) per common share outstanding:
Basic	$(2.39)	$(1.24)
Diluted	$(2.39)	$(1.24)

Weighted average common shares outstanding:
Basic	75,256	76,090
Diluted	75,256	76,090

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended April 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(180,199)	$(94,107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	37,849	15,011
Impairment of oil and natural gas properties	192,000	79,000
Share-based compensation	2,508	1,812
Interest expense paid-in-kind on 5% convertible note	1,699	1,785
Amortization of debt issuance costs	616	957
Gain on extinguishment of debt	—	(21,180)
Unrealized commodity derivative (gains) losses	33,442	11,785
Equity investment (income) loss	(188)	48
Gain on Caliber capital transaction	(2,880)	—
Deferred income taxes	(53,441)	—
Other	—	(82)
Changes in related current assets and current liabilities:
Accounts receivable	47,090	(484)
Other current assets	4,347	(824)
Accounts payable and accrued liabilities	(42,955)	1,042
Asset retirement expenditures	(5)	(30)
Other	(628)	(790)
Cash provided by (used in) operating activities	39,255	(6,057)
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(74,834)	(11,034)
Acquisitions of oil and natural gas properties	(222)	(157)
Purchases of oilfield services equipment	(5,299)	(496)
Purchases of other property and equipment	(2,251)	(19)
Sale of oil and natural gas properties	6,000	408
Proceeds from sale of equipment	—	1,174
Cash used in investing activities	(76,606)	(10,124)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	51,000	103,700
Repayments of credit facilities	(29,871)	—
Repayments of other notes and mortgages payable	(125)	(679)
Early extinguishment of repurchased debt	—	(4,640)
Debt issuance costs	(890)	(59)
Payments to settle tax on vested restricted stock units	(357)	(187)
Distributions to RockPile B Unit holders	—	(75)
Cash provided by financing activities	19,757	98,060

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,594)	81,879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,871	115,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,277	$197,648

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

				Retained	Total
	Shares of	Common	Additional	Earnings	Stockholders'
	Common	Stock at	Paid-in	(Accumulated	Equity
	Stock	Par Value	Capital	Deficit)	(Deficit)
Balance - January 31, 2016	75,807,111	$1	$557,757	$(822,340)	$(264,582)
Vesting of restricted stock units (net of shares surrendered for taxes)	493,353	—	(187)	—	(187)
Share-based compensation	—	—	2,032	—	2,032
Distributions to RockPile B Unit holders	—	—	(75)	—	(75)
Net income (loss) for the period	—	—	—	(94,107)	(94,107)
Balance - April 30, 2016	76,300,464	$1	$559,527	$(916,447)	$(356,919)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Description of Business. Triangle Petroleum Corporation (“Triangle,” the “Company,” “we,” “us,” “our,” or “ours”) is an independent energy holding company with three principal lines of business: oil and natural gas exploration, development, and production; oilfield services; and midstream services.

We hold leasehold interests and conduct our operations in the Williston Basin of North Dakota and Montana. Our core focus area is predominantly located in McKenzie and Williams Counties, North Dakota, and eastern Roosevelt and Sheridan Counties, Montana. We conduct our exploration and production operations through our wholly-owned subsidiary, Triangle USA Petroleum Corporation (“TUSA”).

RockPile Energy Services, LLC (“RockPile”), a wholly-owned subsidiary, provides oilfield and complementary well completion services to oil and natural gas exploration and production companies predominantly in the Williston and Permian Basins.

Caliber Midstream Partners, L.P. (“Caliber”), an unconsolidated joint venture with First Reserve Energy Infrastructure Fund, provides oil, natural gas and water transportation and related services to oil and natural gas exploration and production companies in the Williston Basin.

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

Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. We believe the disclosures made are adequate to make the information not misleading. We recommend that these unaudited condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, as filed with the SEC (“Fiscal 2016 Form 10-K”). In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

No condensed consolidated statement of comprehensive income (loss) is presented because the Company had no comprehensive income or loss activity in the periods presented.

Liquidity and Ability to Continue as a Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Although the Company is continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations, continued low commodity prices are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited the Company’s ability to access capital markets. These factors and the

TUSA and RockPile covenant compliance issues discussed below raise substantial doubt about the Company’s ability to continue as a going concern.

TUSA Liquidity and Covenants. On April 28, 2016, TUSA’s credit facility lenders significantly reduced the borrowing base under the credit facility from $350.0 million to $225.0 million, which was a greater reduction than we had anticipated. As of April 30, 2016, TUSA had $347.5 million of outstanding borrowings and $2.5 million of outstanding letters of credit under the credit facility, or $125.0 million in excess of the redetermined borrowing base (referred to as a borrowing base deficiency). TUSA had cash on hand of approximately $152.3 million at April 30, 2016. TUSA elected to repay the borrowing base deficiency in three equal monthly installments of $41.7 million, the first payment of which was paid on May 31, 2016. Any non-payment of the borrowing base deficiency could result in an event of default.

As of April 30, 2016, TUSA was in breach of the credit facility’s minimum current ratio requirement. On May 27, 2016, TUSA entered into a Forbearance and Amendment No. 2 to Second Amended and Restated Credit Agreement (the “TUSA Forbearance Amendment”) with its credit facility lenders, pursuant to which the lenders agreed to forbear exercising any rights or remedies available to them arising from any breach related to the minimum required current ratio or the senior secured leverage ratio that may have occurred as of April 30, 2016. The forbearance is effective until the earlier of July 8, 2016 or specified forbearance termination events including the commencement of any bankruptcy or reorganization proceeding under applicable bankruptcy or insolvency law.

Although it is difficult to forecast future operations in this low commodity price environment, TUSA may not  comply with all of the financial covenants contained in its credit facility in future periods unless those requirements are waived or amended or unless TUSA can obtain new capital or equity cure financing. The greater than expected reduction in the borrowing base contributed to the breach of the minimum current ratio requirement at April 30, 2016, and will have a negative impact on TUSA’s expected financial covenant performance for the remainder of fiscal year 2017 and increase the amount of any needed equity cure. TUSA remains in discussions regarding strategic alternatives, but there are no guarantees these discussions or negotiations will be successful. If TUSA is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, TUSA’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable after the forbearance period ends. If this happens, the Company does not currently have sufficient liquidity to make the equity cures for the credit facility that we expect may be necessary in the next 12 months.

As more fully described in Note 3, if the TUSA credit facility lenders declare any financial covenant breach or non-payment of the borrowing base deficiency an event of default, there are cross-default provisions in the Indenture of the TUSA 6.75% Notes (as defined below) that could enable holders of the TUSA 6.75% Notes to also declare some or all of the amounts outstanding under the TUSA 6.75% Notes to be immediately due and payable. TUSA does not have sufficient liquidity to repay the credit facility and the TUSA 6.75% Notes. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the TUSA credit facility and the balance outstanding of the TUSA 6.75% Notes as current liabilities as of April 30, 2016. TUSA could then be required to pursue in- and out-of-court restructuring transactions and Triangle could lose control of TUSA. Triangle has not guaranteed TUSA’s obligations under the TUSA credit facility or the TUSA 6.75% Notes.

RockPile Liquidity and Covenants. On April 13, 2016, RockPile entered into Amendment No. 2 to Credit Agreement (the “RockPile Waiver Amendment”), which waived any default or event of default in connection with the financial covenants that occurred as of January 31, 2016 and April 30, 2016. Following the execution of the RockPile Waiver Amendment, RockPile is precluded from drawing additional funds absent further amendment of the facility. Beginning with the second quarter and for the remainder of fiscal year 2017, RockPile does not expect to comply with all of the financial covenants contained in its credit facility unless those requirements are also waived or amended or unless RockPile can obtain new capital or equity cure financing as discussed further in Note 3. RockPile remains in discussions regarding strategic alternatives, but the success of these discussions and negotiations is uncertain. In addition, if RockPile is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, RockPile’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to make the equity cure and RockPile does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the RockPile credit facility as current liabilities as of April 30, 2016. RockPile could then be required to pursue in- and out-of-court restructuring transactions and Triangle could lose control of RockPile.

Triangle has not guaranteed RockPile’s obligations under the credit facility, and there are no cross-default provisions in Triangle’s or TUSA’s other debt agreements that could cause the acceleration of such indebtedness as a result of the RockPile credit facility default.

Triangle Liquidity. Triangle recently engaged certain professional advisors to assist it in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including: (i) obtaining waivers or amendments from RockPile’s and TUSA’s lenders; (ii) obtaining additional sources of capital from asset sales, issuances of debt or equity securities, debt for equity swaps, or any combination thereof; and (iii) pursuing in- and out-of-court restructuring transactions. In connection with a debt restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock or for shares of TUSA or RockPile. In addition, we may seek to reduce our cash interest cost and extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms or other measures. While we anticipate engaging in active dialogue with our creditors, at this time we are unable to predict the outcome of such discussions, the outcome of any strategic transactions that we may pursue or whether any such efforts will be successful.

As a result of the above, substantial doubt exists regarding the ability of Triangle to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business.

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

	January 31, 2016	April 30, 2016
Oil (per Bbl)	$48.93	$45.16
Natural gas (per MMbtu)	$2.53	$2.33
Natural gas liquids (per Bbl)	$24.97	$23.10

We recognized impairments to our proved oil and natural gas properties of $79.0 million for the quarter ended April 30, 2016, primarily due to the decline in oil, natural gas and natural gas liquids prices. We will incur additional impairments to our oil and natural gas properties in future quarters if prices stay at current levels or decline further. The amount of any future impairment is difficult to predict, and will depend, in part, upon future oil, natural gas and natural gas liquids (“NGL”) prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. The ceiling limitation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities but do adversely affect our net income and stockholders’ equity. Any recorded impairment of oil and natural gas properties is not reversible at a later date.

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

Oilfield Services Equipment and Other Property and Equipment.  Oilfield services equipment and other property and equipment consisted of the following as of:

(in thousands)	January 31, 2016	April 30, 2016
Oilfield services equipment	$110,992	$111,644
Accumulated depreciation	(63,367)	(68,229)
Depreciable assets, net	47,625	43,415
Assets not placed in service	820	732
Total oilfield services equipment, net	$48,445	$44,147

Land	$6,838	$6,744
Building and leasehold improvements	37,149	37,083
Vehicles	5,036	5,042
Software, computers and office equipment	7,451	6,558
Capital leases	944	90
Accumulated depreciation	(14,939)	(15,229)
Depreciable assets, net	42,479	40,288
Assets not placed in service	395	210
Total other property and equipment, net	$42,874	$40,498

Income Taxes. The Company computes its quarterly tax provision using the effective tax rate method based on applying the anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $779.0 million for fiscal year 2016. This impairment resulted in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Triangle also had net operating loss carryovers (“NOLs”) for federal income tax purposes of $286.0 million at January 31, 2016. These losses and expected future losses resulting from the current low commodity price environment were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets as of April 30, 2016, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

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

As of April 30, 2016, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company’s position during the first three months of fiscal year 2017. Given the substantial net operating loss carryforwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, as any such adjustments would very likely only adjust net operating loss carryforwards.

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

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and unvested restricted stock, for the periods presented:

	For the Three Months Ended April 30,
(in thousands)	2015	2016
Dilutive	—	—
Anti-dilutive shares	10,910	8,536

The table below sets forth the computations of net income (loss) per common share (basic and diluted) for the periods presented:

	For the Three Months Ended April 30,
(in thousands, except per share data)	2015	2016
Net income (loss) attributable to common stockholders	$(180,199)	$(94,107)
Effect of 5% convertible note conversion	—	—
Net income (loss) attributable to common stockholders after effect of 5% convertible note conversion	$(180,199)	$(94,107)

Basic weighted average common shares outstanding	75,256	76,090
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	75,256	76,090

Basic net income (loss) per share	$(2.39)	$(1.24)
Diluted net income (loss) per share	$(2.39)	$(1.24)

Adopted and Recently Issued Accounting Pronouncements.  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, in August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014‑09 for one year. ASU 2015-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. The Company is currently evaluating the impact of adopting ASU 2014‑09 and ASU 2015-14, including the transition method to be applied, however the standards are not expected to have a significant effect on its condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

Reclassifications.  Certain prior period balances in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of operations have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

2.  SEGMENT REPORTING.

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

Management evaluates the performance of our segments based upon net income (loss) before income taxes. The following tables present selected financial information for our operating segments for the three months ended April 30, 2016 and 2015:

	For the Three Months Ended April 30, 2016
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$24,852	$—	$—	$—	$24,852
Oilfield services for third parties	—	19,620	—	(100)	19,520
Intersegment revenues	—	5,696	—	(5,696)	—
Total revenues	24,852	25,316	—	(5,796)	44,372
Expenses:
Lease operating and production taxes	10,681	—	—	—	10,681
Gathering, transportation and processing	5,608	—	—	—	5,608
Depreciation and amortization	9,605	5,690	365	(772)	14,888
Impairments	79,000	—	—	—	79,000
Accretion of asset retirement obligations	123	—	—	—	123
Oilfield services	—	20,381	—	(3,710)	16,671
General and administrative, net of amounts capitalized:
Salaries and benefits	1,649	3,288	939	—	5,876
Share-based compensation	777	168	867	—	1,812
Other general and administrative	388	1,207	2,040	—	3,635
Total operating expenses	107,831	30,734	4,211	(4,482)	138,294
Income (loss) from operations	(82,979)	(5,418)	(4,211)	(1,314)	(93,922)
Other income (expense)	2,908	(1,250)	(1,681)	(162)	(185)
Income (loss) before income taxes	$(80,071)	$(6,668)	$(5,892)	$(1,476)	$(94,107)
As of April 30, 2016:
Cash and cash equivalents	$152,621	$16,763	$28,264	$—	$197,648
Net oil and natural gas properties	$417,383	$—	$—	$(87,055)	$330,328
Oilfield services equipment, net	$—	$44,147	$—	$—	$44,147
Other property and equipment, net	$8,898	$16,681	$14,919	$—	$40,498
Total assets	$636,562	$105,050	$90,039	$(90,235)	$741,416
Total liabilities	$811,941	$133,045	$156,529	$(3,180)	$1,098,335

	For the Three Months Ended April 30, 2015
	Exploration		Corporate
	and	Oilfield	and			Consolidated
(in thousands)	Production	Services	Other	Eliminations		Total
Revenues:
Oil, natural gas and natural gas liquids sales	$47,778	$—	$—	$		$47,778
Oilfield services for third parties	—	71,090	—		(580)	70,510
Intersegment revenues	—	9,504	—		(9,504)	—
Total revenues	47,778	80,594	—		(10,084)	118,288
Expenses:
Lease operating and production taxes	15,710	—	—		—	15,710
Gathering, transportation and processing	6,348	—	—		—	6,348
Depreciation and amortization	29,285	9,489	325		(1,307)	37,792
Impairments	192,000	—	—		—	192,000
Accretion of asset retirement obligations	57	—	—		—	57
Oilfield services	—	70,586	—		(6,360)	64,226
General and administrative, net of amounts capitalized:
Salaries and benefits	341	4,829	3,253		—	8,423
Share-based compensation	321	51	2,136		—	2,508
Other general and administrative	407	1,797	1,724		—	3,928
Total operating expenses	244,469	86,752	7,438		(7,667)	330,992
Income (loss) from operations	(196,691)	(6,158)	(7,438)		(2,417)	(212,704)
Other income (expense)	(21,002)	(875)	1,448		(507)	(20,936)
Income (loss) before income taxes	$(217,693)	$(7,033)	$(5,990)		$(2,924)	$(233,640)

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

The above deferred income is indirectly recognized in future periods through a lower amortization rate as proved reserves are produced. For the three months ended April 30, 2015 and 2016, $0.5 million and $0.0 million, respectively, of the depreciation and amortization elimination relates to the Exploration and Production segment and the balance relates to the Oilfield Services segment.

These differences, as well as differing amounts for impairments, result in basis differences between the net oil and gas property amounts presented in Triangle’s financial statements compared to those presented in TUSA’s standalone financial statements.

3.  LONG-TERM DEBT.

The Company’s long-term debt consisted of the following as of January 31, 2016 and April 30, 2016:

(in thousands)	January 31, 2016	April 30, 2016
TUSA credit facility due October 2018	$243,772	$347,472
RockPile credit facility due March 2019	112,000	112,000
TUSA 6.75% notes due July 2022	398,419	372,599
5% convertible note	142,799	144,584
Other notes and mortgages payable	14,065	13,405
Total principal	911,055	990,060
Debt issuance costs	(7,924)	(7,299)
Total debt	903,131	982,761
Less current portion of debt:
TUSA credit facility	—	(347,472)
RockPile credit facility	(112,000)	(112,000)
TUSA 6.75% notes	—	(372,599)
Other notes and mortgages payable	(2,088)	(1,573)
Debt issuance costs	—	6,847
Total current portion of long-term debt	(114,088)	(826,797)
Total long-term debt	$789,043	$155,964

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

The lenders redetermine the borrowing base under the TUSA credit facility on a semi-annual basis by May 1 and November 1. In addition, each of TUSA and the lenders may request an unscheduled borrowing base redetermination twice during each calendar year. If the new borrowing base resulting from any regularly scheduled, semi-annual redetermination is less than the amount of outstanding credit exposure under the credit facility, TUSA will be required to (i) pledge additional collateral, (ii) repay the principal amount of the loans in an amount sufficient to eliminate the excess, (iii) repay the excess in three equal monthly installments, or (iv) any combination of options (i) through (iii). In contrast, if a borrowing base deficiency results from an unscheduled redetermination, TUSA must immediately repay the excess and may not remedy such deficiency by pledging additional collateral or repaying the excess in installments. TUSA will pay a commitment fee that ranges between 0.375% and 0.50% per annum on the unused availability under the TUSA credit facility. The TUSA credit facility is collateralized by certain of TUSA’s assets, including (1) the adjusted engineered value of TUSA’s oil and natural gas interests evaluated in determining the borrowing base for the facility, and (2) all of the personal property of TUSA and its subsidiaries. The obligations under the TUSA credit facility are guaranteed by TUSA’s subsidiaries, but Triangle is not a guarantor.

On April 28, 2016, the lenders significantly reduced the borrowing base under the credit facility from $350.0 million to $225.0 million, which was a greater reduction than we had anticipated. As of April 30, 2016, TUSA had $347.5 million of outstanding borrowings and $2.5 million of outstanding letters of credit under the credit facility, or $125.0 million in excess of the redetermined borrowing base (referred to as a borrowing base deficiency). TUSA had cash on hand of approximately $152.3 million at April 30, 2016. TUSA elected to repay the borrowing base deficiency in three equal monthly installments of $41.7 million, the first payment of which was paid on May 31, 2016. Any non-payment of the borrowing base deficiency could result in an event of default.

The TUSA credit facility contains various covenants and restrictive provisions that may, among other things, limit TUSA’s ability to sell assets, incur additional indebtedness, pay dividends, make investments or loans and create liens. In addition, the facility contains financial covenants requiring TUSA to maintain specified ratios of consolidated current assets to consolidated current liabilities (current ratio), consolidated senior secured debt to consolidated EBITDAX (senior secured leverage ratio), and interest to consolidated EBITDAX (interest coverage ratio).

On May 27, 2016, TUSA entered into the TUSA Forbearance Amendment, pursuant to which the lenders agreed to forbear exercising any rights or remedies available to them arising from any breach related to the minimum required current ratio or the senior secured leverage ratio that may have occurred as of April 30, 2016. The forbearance is conditioned upon, among other things, TUSA making the first borrowing base deficiency payment on May 31, 2016, maintaining minimum specified cash balances and agreeing not to prepay, redeem or purchase any other debt prior to its scheduled maturity other than certain refinancings. The forbearance is effective until the earlier of July 8, 2016 or specified forbearance termination events including the commencement of any bankruptcy or reorganization proceeding under applicable bankruptcy or insolvency law.

As of April 30, 2016, TUSA was in breach of the minimum current ratio requirement. Although it is difficult to forecast future operations in this low commodity price environment, TUSA may not comply with all of the financial covenants contained in its credit facility in future periods unless those requirements are waived or amended or unless TUSA can obtain new capital or equity cure financing. The greater than expected reduction in the borrowing base contributed to the breach of the minimum current ratio requirement at April 30, 2016, and will have a negative impact on TUSA’s expected financial covenant performance for the remainder of fiscal year 2017 and increase the amount of any needed equity cure. TUSA remains in discussions regarding strategic alternatives, but there are no guarantees these discussions or negotiations will be successful. If TUSA is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, TUSA’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable after the forbearance period ends. If this happens, the Company does not currently have sufficient liquidity to make the TUSA equity cures that we expect may be necessary in the next 12 months, and TUSA does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the TUSA credit facility as current liabilities as of April 30, 2016. Triangle has not guaranteed TUSA’s obligations under the credit facility.

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

On April 13, 2016, RockPile entered into the RockPile Waiver Amendment, which waived any default or event of default in connection with the financial covenants that occurred as of January 31, 2016 and April 30, 2016. The waivers are conditioned on RockPile agreeing to certain informational and process requirements and deadlines. Following the execution of the RockPile Waiver Amendment, RockPile is precluded from drawing additional funds absent further amendment of the facility.

Beginning with the second quarter and for the remainder of fiscal year 2017, RockPile does not expect to comply with all of the financial covenants contained in its credit facility unless those requirements are also waived or amended or unless RockPile can obtain new capital or equity cure financing. RockPile remains in discussions regarding strategic alternatives, but there are no guarantees these discussions or negotiations will be successful. If RockPile is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, RockPile’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to make the RockPile equity cure and RockPile does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the RockPile credit facility as current liabilities as of January 31, 2016 and April 30, 2016. Triangle has not guaranteed RockPile’s obligations under the credit facility, and there are no cross-default provisions in Triangle’s or TUSA’s other debt agreements that could cause the acceleration of such indebtedness as a result of the RockPile credit facility default.

TUSA 6.75% Notes.  On July 18, 2014, TUSA and a wholly-owned subsidiary guarantor entered into an Indenture (the “Indenture”) governing the terms of TUSA’s $450.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (the “TUSA 6.75% Notes”).

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

The Indenture permits the repurchase of TUSA 6.75% Notes in the open market. During the first quarter of fiscal year 2017, TUSA repurchased TUSA 6.75% Notes with a face value of $17.6 million for $3.2 million, and Triangle repurchased TUSA 6.75% Notes with a face value of $8.2 million for $1.4 million. TUSA immediately retired the TUSA 6.75% Notes repurchased during the first quarter, and Triangle continues to hold the TUSA 6.75% Notes that it repurchased. As a result of the repurchases, the Company recognized a gain on extinguishment of debt of $21.2 million for the quarter ended April 30, 2016.

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

As noted above, if the TUSA credit facility lenders declare any financial covenant breach an event of default, there are cross-default provisions in the Indenture of the TUSA 6.75% Notes that could enable holders of the TUSA 6.75% Notes to declare some or all of the amounts outstanding under the TUSA 6.75% Notes to be immediately due and payable and TUSA does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheet reflects the balance outstanding of the TUSA 6.75% Notes as current liabilities as of April 30, 2016. Triangle has not guaranteed TUSA’s obligations under the TUSA 6.75% Notes.

Convertible Note. On July 31, 2012, the Company sold to NGP Triangle Holdings, LLC a 5% convertible note with an initial principal amount of $120.0 million (the “Convertible Note”) that became convertible after November 16, 2012, in whole or in part, into the Company’s common stock at a conversion rate of one share per $8.00 of outstanding balance.

The Convertible Note accrues interest at a rate of 5.0% per annum, compounded quarterly, on each December 31, March 31, June 30 and September 30, and on the date of any redemption, conversion or exchange of the Convertible Note. Such interest is paid-in-kind by adding to the principal balance of the Convertible Note, provided that, after September 30, 2017, the Company has the option to make such interest payments in cash. As of April 30, 2016, $24.6 million of accrued interest has been added to the principal balance of the Convertible Note.

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

If any creditor exercises their right to demand payment, it may reduce the amortization period of related unamortized debt issuance costs.

4.  HEDGING AND COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS.

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

The components of commodity derivative gains (losses) in the condensed consolidated statements of operations are as follows:

	For the Three Months Ended April 30,
(in thousands)	2015	2016
Realized commodity derivative gains (losses)	$19,468	$2,104
Unrealized commodity derivative gains (losses)	(33,442)	(11,785)
Commodity derivative gains (losses), net	$(13,974)	$(9,681)

The Company’s commodity derivative contracts as of April 30, 2016 are summarized below:

				Weighted	Weighted	Weighted
	Contract		Quantity	Average	Average	Average
	Type	Basis (1)	(Bbl/d)	Put Strike	Call Strike	Price
May 1, 2016 to January 31, 2017	Swap	NYMEX	2,558	n/a	n/a	$55.64
February 1, 2017 to January 31, 2018	Swap	NYMEX	2,745	n/a	n/a	$53.36

(1)	“NYMEX” refers to West Texas Intermediate crude oil prices at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

The estimated fair values of commodity derivatives included in the condensed consolidated balance sheets at January 31, 2016 and April 30, 2016 are summarized below. The Company does not offset asset and liability positions with the same counterparties within the condensed consolidated financial statements; rather, all contracts are presented at their gross estimated fair value.

(in thousands)	January 31, 2016	April 30, 2016
Current Assets:
Crude oil derivative contracts	$12,370	$6,681
Other Long-Term Assets:
Crude oil derivative contracts	9,012	2,916
Total derivative asset	$21,382	$9,597

5.  EQUITY INVESTMENT AND EQUITY INVESTMENT DERIVATIVES.

Equity Investment. The following summarizes the activities related to the Company’s equity investment in Caliber for the three months ended April 30, 2016:

For the Three Months Ended April 30,
(in thousands)	2016
Balance at beginning of year	$45,600
Capital contributions	—
Distributions	—
Equity investment share of net income before intra-company profit eliminations	100
Change in fair value of warrants	—
Other than temporary impairment	—
Balance at end of year	$45,700
Fair value of trigger unit warrants and warrants at April 30, 2016	$3,600

Equity Investment Derivatives. At January 31, 2016 and April 30, 2016, the Company held Class A (Series 1 through Series 4 and Series 6) Warrants to acquire additional ownership in Caliber. These instruments are considered to be equity investment derivatives and are valued at each reporting period using valuation techniques for which the inputs are generally less observable than from objective sources.

6.  CAPITAL STOCK.

At April 30, 2016, the Company had 106.5 million shares of common stock issued or reserved for issuance and 76.3 million shares of common stock issued and outstanding. The Company also had 0.9 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2011 Omnibus Incentive Plan, 6.0 million shares of common stock reserved for issuance under its CEO Stand-Alone Stock Option Agreement, 1.6 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2014 Equity Incentive Plan (the “2014 Plan”), and 3.6 million shares of reserved common stock that remained available for issuance under the 2014 Plan. Lastly, the Company had 18.1 million shares of common stock reserved for issuance pursuant to the Convertible Note.

The Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). The program stipulates that shares of common stock may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. There were no common stock repurchases for the three months ended April 30, 2016. As of April 30, 2016, the number of shares of common stock remaining available for repurchase under the Board approved program was 6,033,290 shares.

7.  SHARE-BASED COMPENSATION.

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

For the three months ended April 30, 2015 and 2016, the Company recorded share-based compensation as follows:

	For the Three Months Ended April 30,
(in thousands)	2015	2016
Restricted stock units	$2,079	$830
Stock options	698	1,034
RockPile Series B Units	51	168
	2,828	2,032
Less amounts capitalized to oil and natural gas properties	(320)	(220)
Compensation expense	$2,508	$1,812

Restricted Stock Units.  As of April 30, 2016 there was approximately $10.0 million of total unrecognized compensation expense related to unvested restricted stock units. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 1.9 years on a weighted average basis. When restricted stock units vest, the holder has the right to receive one share of the Company’s common stock per vesting unit.

The following table summarizes the activity for our restricted stock units during the three months ended April 30, 2016:

		Weighted Average
	Number of	Award Date
	Shares	Fair Value
Restricted stock units outstanding - January 31, 2016	3,455,845	$6.35
Units granted	—	$—
Units forfeited	(444,254)	$8.63
Units vested	(708,762)	$5.54
Restricted stock units outstanding - April 30, 2016	2,302,829	$6.16

Stock Options. The following table summarizes the activity for our stock options during the three months ended April 30, 2016:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding - January 31, 2016 (1,433,334 exercisable)	6,700,000	$11.54
Options forfeited	(466,666)	$14.00
Options exercised	—	$—
Options granted	—	$—
Options outstanding - April 30, 2016 (1,433,334 exercisable)	6,233,334	$11.35

The following table summarizes the stock options outstanding at April 30, 2016:

	Remaining
Exercise Price	Contractual Life	Number of Shares
per Share	(years)	Outstanding	Exercisable
$7.50	7.18	750,000	150,000
$8.50	7.18	750,000	150,000
$10.00	7.18	1,500,000	300,000
$12.00	7.18	1,500,000	300,000
$15.00	7.18	1,500,000	300,000
$12.00	5.36	77,778	77,778
$14.00	5.36	77,778	77,778
$16.00	8.37	77,778	77,778
		6,233,334	1,433,334

Weighted average exercise price per share		$11.35	$11.70

Weighted average remaining contractual life		7.15	7.05

As of April 30, 2016 there was approximately $8.0 million of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 2.2 years.

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

The following table summarizes the activity for RockPile’s Series B Units for the three months ended April 30,  2016:

	Series	Series	Series	Series	Series	Series
	B-1 units	B-2 units	B-3 units	B-4 units	B-5 units	B-6 units	Total
Units outstanding - January 31, 2016	2,920,000	60,000	814,000	1,321,200	397,500	217,500	5,730,200
Units redeemed	—	—	—	—	—	—	—
Units granted	—	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—	—
Units outstanding - April 30, 2016	2,920,000	60,000	814,000	1,321,200	397,500	217,500	5,730,200
Vested	2,920,000	60,000	352,000	117,600	—	—	3,449,600
Unvested	—	—	462,000	1,203,600	397,500	217,500	2,280,600

Compensation costs are determined using a Black-Scholes option pricing model based upon the grant date calculated fair market value of the award and is recognized ratably over the applicable vesting period. As of April 30, 2016, there was approximately $1.7 million of unrecognized compensation expense related to unvested Series B Units. We expect to recognize such expense on a pro-rata basis on the Series B Units’ over the remaining vesting period of the related awards of 2.6 years.

8.  FAIR VALUE MEASUREMENTS.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2016 and April 30, 2016, by level within the fair value hierarchy:

	As of January 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative assets	$—	$21,382	$—	$21,382
Equity investment derivative assets	$—	$—	$3,600	$3,600

Liabilities:
Commodity derivative liabilities	$—	$—	$—	$—
RockPile earn-out liability	$—	$(1,265)	$—	$(1,265)

	As of April 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative assets	$—	$9,597	$—	$9,597
Equity investment derivative assets	$—	$—	$3,600	$3,600

Liabilities:
RockPile earn-out liability	$—	$(586)	$—	$(586)

Commodity Derivative Instruments. The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third-parties, the credit rating of each counterparty, and the Company’s own credit rating. In considering counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. The Company believes that each of its counterparties is creditworthy and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At April 30, 2016, commodity derivative instruments utilized by the Company consisted of swaps. The Company’s commodity derivative instruments are valued using public indices and are traded with third-party counterparties, but are not openly traded on an exchange. As such, the Company has classified these commodity derivative instruments as Level 2.

Caliber Class A Warrants (Series 1 through Series 4 and Series 6). The Company determines its estimate of the fair value of Caliber Class A Warrants using a Monte Carlo Simulation (“MCS”) model. For each MCS, the values of the Class A Units and Class A Warrants were forecasted at the end of each quarter based on a predetermined yield, and the strike price for the warrant is adjusted accordingly. At April 30, 2016, the fair values of the underlying Class A Units and Class A Warrants were estimated employing an income approach using a MCS model and discounted cash flows, and a market approach based on observed valuation multiples for comparable public companies. Key inputs into these valuation approaches are generally less observable than those from objective sources. Therefore, the Company has classified these instruments as Level 3.

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

Fair Value of Financial Instruments.  The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives and Caliber Class A Warrants (discussed above), and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s revolving credit facilities approximated fair value because the interest rate of the facilities is variable. The fair values of the other notes and mortgages payable is not significantly different than their carrying values. The fair value of the TUSA 6.75% Notes is derived from quoted market prices (Level 1). The Convertible Note’s estimated fair value is based on quoted market prices for similar debt instruments and option pricing (Level 3). This disclosure does not impact our financial position, results of operations or cash flows.

The carrying values and fair values of the Company’s debt instruments are as follows:

	January 31, 2016		April 30, 2016
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
TUSA credit facility	$243,772	$243,772	$347,472	$347,472
RockPile credit facility	112,000	(A)	112,000	(A)
TUSA 6.75% notes	398,419	71,051	372,599	(A)
5% convertible note	142,799	22,564	144,584	(A)
Other notes and mortgages payable	14,065	14,065	13,405	13,405

(A)As described further in Notes 1 and 3, TUSA and RockPile are or are expected to be in breach of certain financial covenants and the Company has engaged professional advisors to advise it in restructuring certain debt instruments.

Therefore, the Company is unable to reasonably determine the fair value for these financial instruments due to a lack of actively quoted market prices and uncertainties related to these restructuring activities.

9.  RELATED PARTY TRANSACTIONS.

TUSA and an affiliate of Caliber have entered into certain midstream services agreements for (i) crude oil gathering, stabilization, treating and redelivery; (ii) natural gas compression, gathering, dehydration, processing and redelivery; (iii) produced water transportation and disposal services; and (iv) fresh water transportation for TUSA’s oil and natural gas drilling and production operations. The agreements also include an acreage dedication from TUSA and a firm volume commitment by the Caliber affiliate for each service line. TUSA has agreed to deliver minimum monthly revenues derived from the fees paid by TUSA to the Caliber affiliate for volumes of oil, natural gas, produced water, and fresh water for a primary term of 15 years beginning in 2014. The aggregate minimum revenue commitment over the term of the agreements is $405.0 million, of which $293.7 million was outstanding at April 30, 2016. The agreements permit TUSA to build up credits against future monthly commitments for the excess of actual monthly revenues over the minimum monthly revenues. As of April 30, 2016, TUSA has built up a cumulative credit of $41.5 million. Credits may be carried forward for a period of four years from the date of the accrual. TUSA is required to pay Caliber for any deficiency of actual monthly revenues if no credits are available.

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

TUSA had payables to Caliber of $14.6 million and $19.5 million at January 31, 2016 and April 30, 2016, respectively.

10.  CONTINGENCIES.

On May 26, 2016, the Company received a demand for arbitration in connection with an exploration and development agreement entered into in August 2011 with a third party operator. The demand alleges damages in connection with non-payment of a promote fee established under the agreement for 10% of the cost of drilling wells in which the Company participated that were drilled in an area of mutual interest. The Company is assessing the merits of the claim but does not anticipate that it will have a material effect on its consolidated financial position, results of operations or liquidity.

In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION.

	For the Three Months Ended April 30,
(in thousands)	2015	2016
Cash paid during the period for:
Interest expense	$1,890	$15,674
Income taxes	$—	$—

Non-cash investing activities:
Additions (reductions) to oil and natural gas properties through:
Increase (decrease) in accounts payable and accrued liabilities	$(7,932)	$(67)
Capitalized stock based compensation	$320	$220
Change in asset retirement obligations	$242	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an independent energy holding company with three principal lines of business: oil and natural gas exploration, development and production; oilfield services; and midstream services. We conduct these activities primarily in the Williston Basin of North Dakota and Montana through TUSA and RockPile, the Company’s two principal wholly-owned subsidiaries, and Caliber, our equity joint venture. RockPile also conducts operations in the Permian Basin of Texas.

Summary of results for the quarter ended April 30, 2016

•	Average daily production volumes were 10,478 Boe/day for the three months ended April 30, 2016, compared to 13,775 Boe/day for the three months ended April 30, 2015, a decrease of 24%.
•

Lower average realized prices of $26.35 per Boe for the three months ended April 30, 2016, versus $38.97 per Boe for the three months ended April 30, 2015, resulted in oil, natural gas and natural gas liquids sales for the three months ended April 30, 2016 of $24.9 million compared to $47.8 million for the three months ended April 30, 2015.

•	TUSA did not drill any wells during the three months ended April 30, 2016.
•

TUSA completed 4 gross (3.5 net) operated wells during the three months ended April 30, 2016. As of April 30, 2016, TUSA had 10 gross (9.6 net) operated wells that have been drilled and were pending completion.

•

RockPile completed 4 TUSA operated wells and 24 third-party wells in the three months ended April 30, 2016, compared to 5 TUSA operated wells and 50 third-party wells in the three months April 30, 2015.

•	Oilfield services revenue for the three months ended April 30, 2016 was $19.5 million compared to $70.5 million for the three months ended April 30, 2015.
•

The competitive oilfield services pricing environment resulted in a negative gross profit of $2.1 million for the three months ended April 30, 2016, compared to a negative gross profit of $2.4 million for the three months ended April 30, 2015 after eliminations of intercompany gross profit.

•

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation at April 30, 2016, resulting in an impairment of $79.0 million for the three months ended April 30, 2016.

•

Cash flows used in operating activities were $6.1 million for the three months ended April 30, 2016, compared to cash flows provided by operating activities of $39.3 million for the three months ended April 30, 2015.

Liquidity and Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See Item 1. Condensed Consolidated Financial Statements (Unaudited) – Note 1 for further discussion.

Costs Incurred and Capitalized Costs

The table below presents costs incurred in oil and natural gas acquisition, exploration, and development activities during the three months ended April 30, 2015 and 2016.

	For the Three Months Ended April 30,
(in thousands)	2015	2016
Costs incurred during the period
Acquisition of properties:
Proved	$222	$—
Unproved	—	157
Exploration	33,375	6,923
Development	33,527	5,571
Oil and natural gas expenditures	67,124	12,651
Asset retirement obligations, net	242	—
	$67,366	$12,651

Developed and Undeveloped Acreage

As of April 30, 2016, we have under lease approximately 218,211 gross and 94,219 net acres in the Williston Basin, with approximately 192,376 gross and 76,285 net acres in our core focus area located predominantly in McKenzie and Williams Counties, North Dakota, and eastern Roosevelt and Sheridan Counties, Montana. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of April 30, 2016:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
North Dakota	162,394	62,399	18,207	5,541	180,601	67,940
Montana	8,272	6,190	29,338	20,089	37,610	26,279
Total Williston Basin	170,666	68,589	47,545	25,630	218,211	94,219

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

	For the Three Months Ended April 30,
Oil and Natural Gas Operations	2015	2016
Production volumes:
Crude oil (Mbbls)	1,025	713
Natural gas (MMcf)	739	794
Natural gas liquids (Mbbls)	78	98
Total barrels of oil equivalent (Mboe)	1,226	943

Average daily production volumes (Boe/d)	13,775	10,478

Average realized prices:
Crude oil ($ per Bbl)	$43.36	$32.22
Natural gas ($ per Mcf)	$3.23	$1.97
Natural gas liquids ($ per Bbl)	$12.18	$3.19
Total average realized price ($ per Boe)	$38.97	$26.35

Oil, natural gas and natural gas liquids revenues (in thousands):
Crude oil	$44,442	$22,973
Natural gas	2,386	1,566
Natural gas liquids	950	313
Total oil, natural gas and natural gas liquids revenues	$47,778	$24,852

Operating expenses (in thousands):
Lease operating expenses	$10,923	$8,602
Gathering, transportation and processing	6,348	5,608
Production taxes	4,787	2,079
Oil and natural gas amortization expense	28,679	9,455
Impairment of oil and natural gas properties	192,000	79,000
Accretion of asset retirement obligations	57	123
Total operating expenses	$242,794	$104,867

Operating expenses per Boe:
Lease operating expenses	$8.91	$9.12
Gathering, transportation and processing	$5.18	$5.95
Production taxes	$3.90	$2.20
Oil and natural gas amortization expense	$23.39	$10.03

Comparison of the Quarter Ended April 30, 2016 to the Quarter Ended April 30, 2015

Oil, Natural Gas and Natural Gas Liquids Revenues. Revenues from oil, natural gas and natural gas liquids for the three months ended April 30, 2016 decreased 48% to $24.9 million from $47.8 million for the three months ended April 30, 2015. Total production decreased 24% due to the suspension of our drilling program, wells shut-in for workovers, and natural production declines. This decrease in production was accompanied by a 32% decrease in weighted average realized prices from $38.97 per Boe for the three months ended April 30, 2015 to $26.35 per Boe for the three months ended April 30, 2016.

Lease Operating Expenses.  Lease operating expenses of $9.12 per Boe for the three months ended April 30, 2016 were comparable to $8.91 per Boe for the three months ended April 30, 2015. We expect that lease operating expenses on a per Boe basis in fiscal year 2017 will continue to be similar to those incurred in fiscal year 2016.

Gathering, Transportation and Processing.  Gathering, transportation and processing expenses increased to $5.95 per Boe for the three months ended April 30, 2016, compared to $5.18 per Boe for the three months ended April 30, 2015. We began transporting and processing our oil, natural gas, and natural gas liquids through Caliber’s facilities in fiscal year 2015. We often receive higher average realized prices by using Caliber’s facilities, partly offset by higher gathering, transportation, and processing expenses. We expect future expenses on a per Boe basis will be similar to those incurred in the first quarter of fiscal year 2017.

Production Taxes. Production taxes decreased 57% in the first quarter of fiscal year 2017 to $2.1 million from $4.8 million for the first quarter of fiscal year 2016. The 48% decrease in oil, natural gas and natural gas liquids revenues for the three months ended April 30, 2016 versus the three months ended April 30, 2015 is the primary reason for the decrease.

Oil and Natural Gas Amortization. Oil and natural gas amortization expense decreased 67% to $9.5 million for the three months ended April 30, 2016 from $28.7 million for the three months ended April 30, 2015. On a per Boe basis, our oil and natural gas amortization expense decreased by $13.36 from $23.39 for the three months ended April 30, 2015 to $10.03 for the three months ended April 30, 2016 primarily due to the impairments recorded in fiscal year 2016.

Impairment of Oil and Natural Gas Properties. During the first quarters of fiscal years 2016 and 2017, we recorded non-cash impairments of $192.0 million and $79.0 million, respectively, to the carrying value of our proved oil and natural gas properties as a result of the effects of significant declines in oil, natural gas and natural gas liquids prices on the ceiling test limitation. The trailing twelve month reference prices at April 30, 2016 were $45.16 per Bbl of oil, $2.33 per MMbtu for natural gas and $23.10 per Bbl of natural gas liquids.

Because the ceiling calculation requires rolling 12-month average commodity prices, the effect of lower quarter over- quarter prices in fiscal year 2017 compared to fiscal year 2016 will be a lower ceiling limitation each quarter. We will incur additional impairments to our oil and natural gas properties in future quarters if prices stay at current levels or decline further. The amount of any future impairment is difficult to predict and will depend, in part, upon future oil, natural gas and natural gas liquids prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

If the simple average of oil, natural gas and natural gas liquids prices as of the first day of each month for the trailing 12-month period ended April 30, 2016 had been $42.38 per Bbl of oil, $2.20 per MMbtu for natural gas and $22.83 per Bbl of natural gas liquids and all other factors remained constant, our impairment for the three months ended April 30, 2016 would have increased, on a pro forma basis, by approximately $47.0 million. The aforementioned prices were calculated based on a twelve-month simple average, which includes the first day of the month oil and natural gas spot prices through June 1, 2016 and first of the month forward strip prices for July 1, 2016 based on forward strip prices as of June 1, 2016.

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

The table below summarizes the RockPile contribution to our consolidated results for the three months ended April 30, 2015 and 2016:

	For the Three Months Ended April 30, 2015			For the Three Months Ended April 30, 2016
(in thousands)	Oilfield Services	Eliminations	Consolidated	Oilfield Services	Eliminations	Consolidated
Revenues
Oilfield services	$80,594	$(10,084)	$70,510	$25,316	$(5,796)	$19,520
Total revenues	80,594	(10,084)	70,510	25,316	(5,796)	19,520
Cost of sales
Oilfield services	70,586	(6,360)	64,226	20,381	(3,710)	16,671
Depreciation	9,489	(830)	8,659	5,690	(772)	4,918
Total cost of sales	80,075	(7,190)	72,885	26,071	(4,482)	21,589
Gross profit	$519	$(2,894)	$(2,375)	$(755)	$(1,314)	$(2,069)

For the three months ended April 30, 2016, RockPile performed hydraulic fracturing, cased-hole wireline, pressure pumping and workover services for TUSA and 18 third-party customers. RockPile has increased its base of third-party customers; however, the competitive oilfield services pricing environment resulted in a 72% decrease in consolidated oilfield services revenues from $70.5 million for the three months ended April 30, 2015 to $19.5 million for the three months ended April 30, 2016. Hydraulic fracturing services resulted in 28 total well completions (4 for TUSA and 24 for third-parties) for the three months ended April 30, 2016, compared to 55 well completions (5 for TUSA and 50 for third parties) for the three months ended April 30, 2015.

The current competitive oilfield services pricing environment resulted in a negative gross profit of $2.4 million for the three months ended April 30, 2015, compared to a negative gross profit of $2.1 million for the three months ended April 30, 2016, after eliminations of $2.9 million and $1.3 million of intercompany gross profit, respectively. We expect that the oilfield services pricing environment will continue to be very challenging as long as oil and natural gas prices remain near current levels, resulting in continued compressed profit levels.

General and Administrative Expenses. The following table summarizes general and administrative expenses for the three months ended April 30, 2015 and 2016:

	For the Three Months Ended April 30, 2015				For the Three Months Ended April 30, 2016
	Exploration				Exploration
	and	Oilfield		Consolidated	and	Oilfield		Consolidated
(in thousands)	Production	Services	Corporate	Total	Production	Services	Corporate	Total
Salaries and benefits	$341	$4,829	$3,253	$8,423	$1,649	$3,288	$939	$5,876
Share-based compensation	321	51	2,136	2,508	777	168	867	1,812
Other general and administrative	407	1,797	1,724	3,928	388	1,207	2,040	3,635
Total	$1,069	$6,677	$7,113	$14,859	$2,814	$4,663	$3,846	$11,323

Total general and administrative expenses decreased $3.6 million to $11.3 million for the three months ended April 30, 2016, compared to $14.9 million for the three months ended April 30, 2015. The decrease in total general and administrative expenses is a result of lower salaries and benefits from staffing reductions and lower share-based compensation costs. Total other general and administrative expenses decreased slightly from $3.9 million for the three months ended April 30, 2015 to $3.6 million for the three months ended April 30, 2016. Restructuring advisory fees incurred of $2.5 million during the three months ended April 30, 2016 were partly offset by a benefit of $1.8 million related to the settlement of contracts. Except for restructuring related expenses and retention compensation, we expect that our fiscal year 2017 general and administrative expenses will continue to be less than fiscal year 2016 due to the reductions in force and other cost reduction measures made in fiscal year 2016.

Commodity Derivatives. We have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities. During the three months ended April 30, 2015 and 2016, we recognized losses of $14.0 million and $9.7 million, respectively, on our commodity derivative positions due to increases in underlying crude oil prices. The fair values of the open commodity derivative instruments will continue to change in value until the transactions are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time. We recorded a realized commodity derivative gain of $2.1 million in the first quarter of fiscal year 2017, as compared to a realized commodity derivative gain of $19.5 million in the first quarter fiscal year 2016.

Income (Loss) from Equity Investment.  Our equity investment in Caliber consists of Class A Units and equity derivative instruments. The Company recognized no gain or loss on its equity investment derivatives in the first quarters of fiscal years 2016 and 2017, respectively. During the three months ended April 30, 2016, the Company recognized $0.1 million for its share of Caliber’s net income for the period. This income was offset by $0.1 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company, resulting in recognized income of $0.0 million. During the three months ended April 30, 2015, the Company recognized $0.4 million for its share of Caliber’s net income for the period. This income was offset by $0.2 million of intra-company gross profit recorded as a reduction of Triangle’s capitalized well costs attributable to services provided by Caliber and capitalized by the Company, resulting in recognized income of $0.2 million.

Interest Expense. The $10.8 million in interest expense for the three months ended April 30, 2016 consists of (i) $2.0 million in interest related to the TUSA credit facility, (ii) $1.2 million in interest expense associated with RockPile’s credit facility and notes payable, (iii) $6.4 million in interest related to the TUSA 6.75% Notes, (iv) $1.8 million in accrued interest related to the Convertible Note, and (v) $0.1 million in interest expense related to our other debt, all net of $0.7 million of capitalized interest which generally relates to the carrying costs on our unproved properties. We paid $16.4 million of interest expense and capitalized interest in cash.

The $9.1 million in interest expense for the three months ended April 30, 2015 consists of (i) $0.9 million in interest related to the TUSA credit facility, (ii) $0.8 million in interest expense associated with RockPile’s credit facility and notes payable (iii) $7.3 million in interest related to the TUSA 6.75% Notes, (iv) $1.7 million in accrued interest related to our Convertible Note, and (v) $0.1 million in interest expense related to our other debt, all net of $1.7 million of capitalized interest. We paid $2.2 million of interest expense and capitalized interest in cash.

Income Taxes. We recorded a full valuation allowance against our net deferred tax assets in the first quarter of fiscal year 2016, and we recognized a benefit of $53.4 million compared to no benefit or expense in the first quarter of fiscal year 2017.

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in impairments of $779.0 million for the year ended January 31, 2016. These impairments resulted in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Triangle also had net operating loss carryovers (“NOLs”) for federal income tax purposes of $286.0 million at January 31, 2016. These losses and expected future losses were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

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

In the first quarter of fiscal year 2017, our average realized price for oil was $32.22 per barrel, a decrease of 26% compared to the average realized price for the first quarter of fiscal year 2016. This reflected the dramatic decrease in the price of oil that has persisted since the second half of fiscal year 2015. Future prices for oil will likely continue to fluctuate due to supply and demand factors, seasonality and other geopolitical and economic factors. We seek to manage the impact that volatility in commodity prices has on our liquidity by periodically hedging a portion of our oil production to mitigate our potential exposure to price declines and maintaining flexibility in our capital investment program. However, our commodity derivative contracts entered into prior to the aforementioned dramatic decrease in the price of oil expired by December 31, 2015. Although we have entered into additional commodity derivative contracts for oil production in fiscal years 2017 and 2018, those contracts were entered into during the depressed commodity pricing environment, and we will be exposed to continued volatility in crude oil market prices, whether favorable or unfavorable.

Although the Company is continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations, continued low commodity prices are expected to result in significantly lower levels of cash flows from operating activities in the future and have limited the Company’s ability to access capital markets. As a result of these and other factors, there is substantial doubt about the Company’s ability to continue as a going concern.

As of April 30, 2016, we had approximately $990.1 million of debt outstanding, consisting of $347.5 million for the TUSA credit facility, $112.0 million for the RockPile credit facility, $372.6 million for the TUSA 6.75% Notes, $144.6 million for the Convertible Note, and $13.4 million for other notes and mortgages.

As of April 30, 2016, we had cash of $197.6 million consisting primarily of cash held in bank accounts, as compared to $115.8 million at January 31, 2016. At April 30, 2016, we had no available borrowing capacity under the TUSA credit facility or the RockPile credit facility.

Cash Flows

The following is a summary of our changes in cash and cash equivalents for the three months ended April 30, 2015 and 2016:

	For the Three Months Ended April 30,
(in thousands)	2015	2016
Net cash provided by (used in) operating activities	$39,255	$(6,057)
Net cash used in investing activities	(76,606)	(10,124)
Net cash provided by financing activities	19,757	98,060
Net increase (decrease) in cash and equivalents	$(17,594)	$81,879

Net Cash Provided by (Used in) Operating Activities. Cash flows provided by operating activities were $39.3 million for the three months ended April 30, 2015, compared to cash flows used in operating activities of $6.1 million for the three months ended April 30, 2016. Cash flows from operating activities were unfavorably impacted in the three months ended April 30, 2016 by lower realized oil prices and the competitive oilfield services pricing environment compared to the three months ended April 30, 2015.

Net Cash Used in Investing Activities. During the three months ended April 30, 2015, we used $76.6 million in cash in investing activities compared to $10.1 million during the three months ended April 30, 2016. During the three months ended April 30, 2015 and 2016, we used $74.8 million and $11.0 million, respectively, on oil and natural gas property expenditures. During the three months ended April 30, 2015 and 2016, we also spent $5.3 million and $0.5 million, respectively, on purchases of oilfield services equipment and $2.3 million and $0.0 million, respectively, on other property and equipment, primarily consisting of facility construction and improvements. During the three months ended April 30, 2015, we received net proceeds of $6.0 million from the sale of a salt water disposal well.

Net Cash Provided by Financing Activities. Cash flows provided by financing activities for the three months ended April 30, 2015 totaled $19.8 million, as compared to $98.1 million for the three months ended April 30, 2016. Our primary financing activities consisted of net borrowings from our credit facilities of $21.1 million during the three months ended April 30, 2015 and $103.7 million during the three months ended April 30, 2016. In the first quarter of fiscal year 2017, we used cash of $4.6 million to repurchase TUSA 6.75% Notes with a face value of $25.8 million.

Capital Requirements Outlook

Our cash flows from operations for fiscal year 2016 and the first three months of fiscal year 2017 were insufficient to cover our capital requirements, and we continued to rely on external financing activities. We believe that the lag time between initial investment and cash flows from such investment is typical of the oil and natural gas industry where upfront costs are significant and cash flows are delayed. This holds true across all of our businesses, including drilling and completion costs for TUSA and equipment costs for RockPile. While we are not obligated to fund any further equity commitment for Caliber, the lag time between investment in operations and cash flows is exacerbated in the midstream space where initial construction costs and project timelines are substantial. In a higher oil and natural gas pricing environment such as we experienced in recent years, we expect that our cash flows from operations would increase significantly as additional TUSA oil and natural gas wells commence production, RockPile’s oilfield services increase, and Caliber’s gathering and processing system becomes more fully utilized. However, we expect that current depressed oil and natural gas prices, which have temporarily deferred our drilling program and created a very challenging oilfield services market, will continue to limit our cash flows from operations in upcoming quarters.

In response to the current oil and natural gas pricing environment, we have significantly reduced capital expenditures and implemented reductions in force across our businesses, and we may further adjust such expenditures as market dynamics warrant. For fiscal year 2017, TUSA’s capital expenditure plan is focused primarily on completing wells that have been drilled and are awaiting completion, but the number and timing of such completions is dependent upon prevailing oil and natural gas prices. We also anticipate drilling and completing four wells in the second fiscal quarter, and we expect that those will be the only wells we drill in fiscal year 2017 absent a substantial increase in commodity prices.  While we work toward cash flow neutrality in fiscal year 2017, low commodity prices may make it difficult for us to achieve this objective. As a result, we will be primarily dependent on cash on hand as we currently have no further availability under our TUSA and RockPile credit facilities. Any additional liquidity shortfall may be financed through additional debt or equity instruments, if we are able to access the capital markets on acceptable terms, which is highly uncertain. There can be no assurance, however, that we will achieve our anticipated future cash flows from operations, that credit will be available when needed, or that we would be able to complete alternative transactions in the capital markets if needed.

If our existing and potential sources of liquidity are not sufficient to allow us to satisfy our commitments and to undertake our planned expenditures, particularly if commodity prices remain depressed for an extended period of time, we have the flexibility to further alter our development program or divest assets. Our operatorship of much of our acreage allows us the ability to adjust our drilling and completion schedules in response to changes in commodity prices or the oilfield services environment. If we are not successful in achieving cash flow neutrality or obtaining sufficient funding on a timely basis on terms acceptable to us, we may be required to curtail our planned expenditures and/or restructure our operations, which may reduce anticipated future cash flows from operations. We are evaluating a variety of strategic alternatives, and we may be required to pursue alternative measures, such as selling material assets or business segments; seeking additional financing; or refinancing, recapitalizing, or restructuring all or a portion of our existing debt. As discussed in Part II, Item 1A – Risk Factors, we cannot assure you that any of the measures would be successful or sufficient.

Sources of Capital

Cash flows from operations. Our produced volumes have increased significantly over the past three years as a result of the successful development of our operated properties. However, due to the current depressed oil and natural gas pricing environment, we have temporarily deferred our drilling program, other than four wells that we anticipate drilling in the second fiscal quarter, and we plan to delay the completion of certain wells subject to a number of factors, including the price of oil and natural gas, development costs, and the availability of third party work for RockPile. Consequently, our production volume is expected to decrease in fiscal year 2017 as compared to fiscal year 2016, and the cash flows we receive from our production will likely be less than we received in prior years due to lower realized prices.

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

Credit facilities. As of April 30, 2016, our maximum credit available under the TUSA credit facility was $1.0 billion, subject to a borrowing base of $225.0 million, which had been redetermined down from $350.0 million on April 28, 2016. Therefore, as of April 30, 2016, we had no borrowing capacity available under the TUSA credit facility, and we had a borrowing base deficiency of $125.0 million, which we elected to pay down in three equal monthly installments. The borrowing base under the TUSA credit facility is subject to redetermination on a semi-annual basis by May 1 and November 1. In addition, each of TUSA and the lenders may request an unscheduled borrowing base redetermination twice during each calendar year. We do not anticipate any further change to our $225.0 million borrowing base prior to the November redetermination.

On April 13, 2016, RockPile entered into the RockPile Waiver Amendment, which waived any default or event of default in connection with the financial covenants that occurred as of January 31, 2016 and as of April 30, 2016. The waivers are conditioned on RockPile agreeing to certain informational and process requirements and deadlines. Following the execution of the RockPile Waiver Amendment, RockPile is precluded from drawing additional funds absent further amendment of the facility.

Absent a rapid, substantial and sustained increase in commodity prices or favorable negotiations with our credit facility lenders, we do not anticipate that we will have borrowing capacity available under our existing credit facilities to finance any difference between our cash on hand and cash flows from operations and our anticipated capital expenditures.

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

Liquidity

TUSA Liquidity and Covenants.  On April 28, 2016, TUSA’s credit facility lenders significantly reduced the borrowing base under the credit facility from $350.0 million to $225.0 million, which was a greater reduction than we had anticipated. As of April 30, 2016, TUSA had $347.5 million of outstanding borrowings and $2.5 million of outstanding letters of credit under the credit facility, or $125.0 million in excess of the redetermined borrowing base (referred to as a borrowing base deficiency). TUSA had cash on hand of approximately $152.3 million at April 30, 2016. TUSA elected to repay the borrowing base deficiency in three equal monthly installments of $41.7 million, the first payment of which was paid on May 31, 2016. Any non-payment of the borrowing base deficiency could result in an event of default.

As of April 30, 2016, TUSA was in breach of the credit facility’s minimum current ratio requirement. On May 27, 2016, TUSA entered into the TUSA Forbearance Amendment with its credit facility lenders, pursuant to which the lenders agreed to forbear exercising any rights or remedies available to them arising from any breach related to the minimum required current ratio or the senior secured leverage ratio that may have occurred as of April 30, 2016. The forbearance is effective until the earlier of July 8, 2016 or specified forbearance termination events including the commencement of any bankruptcy or reorganization proceeding under applicable bankruptcy or insolvency law.

Although it is difficult to forecast future operations in this low commodity price environment, TUSA may not comply with all of the financial covenants contained in its credit facility in future periods unless those requirements are waived or amended or unless TUSA can obtain new capital or equity cure financing. The greater than expected reduction in the borrowing base contributed to the breach of the minimum current ratio requirement at April 30, 2016, and will have a negative impact on TUSA’s expected financial covenant performance for the remainder of fiscal year 2017 and increase the amount of any needed equity cure. TUSA remains in discussions regarding strategic alternatives, but there are no guarantees these discussions or negotiations will be successful. If TUSA is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, TUSA’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable after the forbearance period ends. If this happens, the Company does not currently have sufficient liquidity to make the equity cures for the credit facility that we expect may be necessary in the next 12 months.

If the TUSA credit facility lenders declare any financial covenant breach or non-payment of the borrowing base deficiency an event of default, there are cross-default provisions in the Indenture of the TUSA 6.75% Notes (as defined below) that could enable holders of the TUSA 6.75% Notes to also declare some or all of the amounts outstanding under the TUSA 6.75% Notes to be immediately due and payable after the forbearance period ends. TUSA does not have sufficient liquidity to repay the credit facility and the TUSA 6.75% Notes. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the TUSA credit facility and the balance outstanding of the TUSA 6.75% Notes as current liabilities as of April 30, 2016. TUSA could then be required to pursue in- and out-of-court restructuring transactions and Triangle could lose control of TUSA. Triangle has not guaranteed TUSA’s obligations under the TUSA credit facility or the TUSA 6.75% Notes.

RockPile Liquidity and Covenants. On April 13, 2016, RockPile entered into the RockPile Waiver Amendment, which waived any default or event of default in connection with the financial covenants that occurred as of January 31, 2016 and April 30, 2016. We are encouraged that the credit facility lenders have continued to work with us and granted an extension of time to further amend or refinance the credit facility. However, if commodity prices remain depressed and RockPile does not realize an increased market demand or better pricing terms for its services, RockPile does not expect to comply with all of the financial covenants contained in its credit facility throughout fiscal year 2017 unless those requirements are also waived or amended or unless RockPile can obtain new capital or cure financing. RockPile remains in discussions regarding strategic alternatives, but there are no guarantees these discussions or negotiations will be successful. If RockPile is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, RockPile’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to make the RockPile equity cure and RockPile does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the RockPile credit facility as current liabilities as of January 31, 2016 and April 30, 2016. RockPile could then be required to pursue in- and out-of-court restructuring transactions and Triangle could lose control of RockPile.

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

As a result of the above, substantial doubt exists regarding the ability of Triangle to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business.

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

Working Capital

As part of our cash management strategy, we periodically use available funds to reduce amounts borrowed under our credit facilities. However, due to certain restrictive covenants contained in our credit facilities regarding our ability to dividend or otherwise transfer funds from the borrower to Triangle, we seek to maintain sufficient liquidity at Triangle to manage foreseeable and unforeseeable consolidated cash requirements. Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital. We had a working capital deficiency of $662.5 million as of April 30, 2016, compared to $25.7 million of working capital at January 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company’s commodity derivative contracts as of April 30, 2016 are summarized below:

				Weighted	Weighted	Weighted
	Contract		Quantity	Average	Average	Average
	Type	Basis (1)	(Bbl/d)	Put Strike	Call Strike	Price
May 1, 2016 to January 31, 2017	Swap	NYMEX	2,558	n/a	n/a	$55.64
February 1, 2017 to January 31, 2018	Swap	NYMEX	2,745	n/a	n/a	$53.36

(1)	“NYMEX” refers to West Texas Intermediate crude oil prices at Cushing, Oklahoma as quoted on the New York Mercantile Exchange.

We have elected not to apply cash flow hedge accounting to any of our derivative transactions and we therefore recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the condensed consolidated statements of operations. As of April 30, 2016, the fair value of our commodity derivatives was a net asset of $9.6 million. An assumed increase of 10% in the forward commodity prices used in the April 30, 2016 valuation of our derivative instruments would result in a net derivative asset of approximately $1.3 million at April 30, 2016. Conversely, an assumed decrease of 10% in forward commodity prices would result in a net derivative asset of approximately $17.9 million at April 30, 2016.

Interest Rate Risk. At April 30, 2016, TUSA and RockPile had borrowed the maximum amounts available under their credit facilities. The TUSA and RockPile credit facility balances at April 30, 2016 were $347.5 million and $112.0 million, respectively. These credit facilities bear interest at variable rates. A 1.0% increase in interest rates would result in additional annualized interest expense of $4.6 million.

The TUSA 6.75% Notes and the Convertible Note bear interest at fixed rates.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of Jonathan Samuels, our President and Chief Executive Officer, and Douglas Griggs, our Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. Based on the evaluation, those officers believe that:

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Other than the following risk factors, there have been no material changes to the risk factors set forth in our Fiscal 2016 Form 10-K. Those risks, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in our other filings with the SEC, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

TUSA’s lenders periodically redetermine the amount TUSA may borrow under its credit facility, which may materially impact our operations.

TUSA uses borrowings under its credit facility to fund its exploration, development, and acquisition activities and for other corporate purposes. At January 31, 2016, TUSA’s borrowing base under its credit facility was $350.0 million. As of April 28, 2016, TUSA had $347.5 million of outstanding borrowings and $2.5 million of outstanding letters of credit under its credit facility. On April 28, 2016, TUSA received notice from Wells Fargo Bank, National Association, as administrative agent and issuing lender under its credit facility, that its borrowing base had been redetermined in accordance with the credit facility and reduced to $225.0 million effective immediately. As of April 28, 2016, TUSA had $125.0 million outstanding under its credit facility in excess of the redetermined borrowing base (referred to as a borrowing base deficiency). The credit facility provides that within 10 days after TUSA’s receipt of a notification of a borrowing base deficiency, TUSA must elect to cure the borrowing base deficiency through any combination of the following actions: (A) repay amounts outstanding under the credit facility sufficient to cure the borrowing base deficiency within 30 days after receipt of the borrowing base deficiency notice; (B) pledge as collateral additional oil and gas properties acceptable to the administrative agent and lenders within 30 days after receipt of the borrowing base deficiency notice; (C) arrange to pay the deficiency in three equal monthly installments beginning 30 days after receipt of the deficiency notice; or (D) cure the borrowing base deficiency using a combination of options (A)-(C). As of April 28, 2016, TUSA had cash on hand of approximately $152.3 million. TUSA elected to repay the borrowing base deficiency in three equal monthly installments, the first payment of which was due by May 31, 2016 (a payment due on a weekend or holiday shall be made on the next business day). TUSA made the first installment payment on May 31, 2016.

The borrowing base under TUSA’s credit facility is redetermined semi-annually on or about May 1 and November 1 based upon a number of factors, including changes in proved reserves and TUSA’s overall financial condition. The administrative agent and the lenders may also request unscheduled borrowing base redeterminations twice during each calendar year upon ten days’ notice to the other party. There is no guarantee that the administrative agent and the lenders will not further reduce our borrowing base, either at the next regularly scheduled redetermination in fall 2016 or at their election pursuant to their right to implement two unscheduled redeterminations each year. If the borrowing base is further reduced (and our borrowing base deficiency increases) following a regularly scheduled, semi-annual redetermination, TUSA will be required to elect to cure the borrowing base deficiency through any combination of the actions described in (A) through (D) above. In contrast, if a borrowing base deficiency results from an unscheduled redetermination, TUSA must immediately repay the excess and may not remedy such deficiency by pledging additional collateral or repaying the excess in installments. Because TUSA’s credit agreement is effectively fully drawn, any further reduction of the borrowing base would result in a borrowing base deficiency that TUSA would be required to remedy. A reduction in TUSA’s borrowing base, or an acceleration of the deficiency repayment schedule, would materially and adversely impact our liquidity, which would materially limit our exploration, development, and acquisition activities and adversely affect our operations and financial results.

We are evaluating a variety of strategic alternatives to improve our balance sheet, but there is no guarantee that any such alternatives can be effectuated on acceptable terms or at all.

We are evaluating a number of measures to enhance our liquidity and improve our balance sheet. On March 24, 2016, we announced our retention of financial and legal advisors to assist us in evaluating our strategic alternatives. On May 12, 2016, RockPile also announced that it has retained financial and legal advisors to assist it in its ongoing strategic review process. The strategies we are evaluating include modifying our operations; selling material assets or business segments; seeking additional financing; or refinancing, recapitalizing, or restructuring all or a portion of our existing debt. We have engaged in discussions with certain of our stakeholders with respect to a potential consensual restructuring or recapitalization of the Company and/or certain of its subsidiaries, and to date, such discussions have not resulted in any definitive agreements relating thereto.

These alternative measures may not be available on commercially reasonable terms or at all, may not be successful, and may not permit us to meet our scheduled debt service and other obligations. To the extent inadequate cash flows from operations and other available capital resources require us to dispose of material assets or operations to meet our debt service and other obligations, we may not be able to consummate these dispositions for fair market value, in a timely manner, or at all. Furthermore, any proceeds that we could realize from any dispositions may not be adequate to meet our debt service or other obligations then due. To the extent inadequate liquidity or other considerations require us to seek to restructure or refinance our debt, our ability to do so will depend on numerous factors, including many beyond our control, such as the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Moreover, we cannot guarantee that any particular refinancing or restructuring alternatives, such as refinancing our existing indebtedness, extending the maturity dates of such indebtedness, or otherwise amending the terms thereof, would be sufficient or could be effectuated at all. If we are unable to service our debt and other obligations through cash flows from operations and are unable to effectuate one or more of the alternative measures and transactions we currently are evaluating, we may be required to reorganize the Company in its entirety and therefore cannot assure you that the Company will continue in its current state or that your investment in the Company will retain any value. The recent severe redetermination of the borrowing base under the TUSA credit facility substantially increases this risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our purchases of shares of our common stock during the fiscal quarter ended April 30, 2016:

					Maximum number
				Total number of	of shares that may
	Total Number		Average	shares purchased	yet be purchased
	of Shares		Price Paid	as part of publicly	under the plans
	Purchased		Per Share	announced plans (2)	at month end
February 1, 2016 to February 29, 2016	2,976		$0.39	—	5,811,091	(3)
March 1, 2016 to March 31, 2016	200,543		0.88	—	6,033,290	(4)
April 1, 2016 to April 30, 2016	11,890		0.52	—	6,033,290
	215,409	(1)	$0.86	—

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

(2)

As reported in Current Reports on Form 8-K filed with the SEC on September 11, 2014 and October 17, 2014, the Company’s Board of Directors approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). Shares of common stock repurchased under the program may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, pursuant to a Rule 10b5-1 plan, in privately negotiated agreements, or other transactions. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. As of April 30, 2016, an aggregate of 11,431,744 shares of the Company’s common stock have been repurchased under the program.

(3)

Includes the number of shares of common stock remaining available for repurchase pursuant to Tranche 2, plus the number of shares of common stock available for repurchase pursuant to Tranche 3 based on the paid-in-kind interest accrued on the Convertible Note as of December 31, 2015. All shares of common stock authorized for repurchase under Tranche 1 have been exhausted.

(4)	Includes an additional 222,198 shares of common stock potentially issuable pursuant to the paid-in-kind interest added to the principal balance of the Convertible Note on March 31, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

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

10.1

Form of Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2016 and incorporated herein by reference.

10.2*

Waiver and Amendment No. 2 to Credit Agreement, dated April 12, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer (principal financial officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of Chief Executive Officer and Chief Accounting Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TRIANGLE PETROLEUM CORPORATION
Date: June 7, 2016	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

USTIN, 2015
Date: June 7, 2016	By:	/s/ DOUGLAS GRIGGS
Douglas Griggs
Chief Accounting Officer (principal financial officer)