Form 10-Q
period 2016-07-31
Triangle Petroleum Corp
filed 2016-09-08
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2016

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

Yes ☐   No ☒

As of September 6, 2016, there were 76,463,881 shares of the registrant’s common stock outstanding.

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

Actual results or developments may be different than we anticipate or may have unanticipated consequences to, or effects on, us or our business or operations. All of the forward-looking statements made in this report are qualified by the discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, in our subsequent Quarterly Reports on Form 10-Q, and in our other public filings with the SEC. Although the expectations reflected in the forward-looking statements are based on our current beliefs and expectations, undue reliance should not be placed on any such forward-looking statements due to the risks and uncertainties noted above and because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2016	July 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,769	$30,296
Accounts receivable	53,267	12,164
Accounts receivable - related parties	35	1,569
Commodity derivatives	12,370	—
Other current assets	10,046	11,279
Total current assets	191,487	55,308

PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, full cost method of accounting
Proved properties	1,372,480	—
Unproved properties and properties under development, not being amortized	78,367	—
Total oil and natural gas properties	1,450,847	—
Accumulated amortization	(1,044,307)	—
Net oil and natural gas properties	406,540	—
Oilfield services equipment, net	48,445	39,661
Other property and equipment, net	42,874	28,234
Net property, plant and equipment	497,859	67,895

OTHER ASSETS
Unconsolidated investments	45,600	25,200
Commodity derivatives	9,012	—
Debt issuance costs	3,877	1,127
Other	5,313	5,032
Total other assets	63,802	31,359

Total assets	$753,148	$154,562

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2016	July 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued capital expenditures	$67,339	$7,170
Other accrued liabilities	34,065	11,793
Current portion of long-term debt	114,088	114,453
Interest payable	1,700	480
Total current liabilities	217,192	133,896

LONG-TERM LIABILITIES
Long-term debt	789,043	156,604
Other	11,495	1,248
Total liabilities	1,017,730	291,748

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 140,000,000 shares authorized; 75,807,111 and 76,456,477 shares issued and outstanding at January 31, 2016 and July 31, 2016, respectively	1	1
Additional paid-in capital	557,757	562,253
Accumulated deficit	(822,340)	(699,440)
Total stockholders' equity (deficit)	(264,582)	(137,186)

Total liabilities and stockholders’ equity (deficit)	$753,148	$154,562

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2015	2016	2015	2016
REVENUES:
Oil, natural gas and natural gas liquids sales	$55,263	$24,091	$103,041	$48,943
Oilfield services	54,470	25,441	124,980	44,961
Total revenues	109,733	49,532	228,021	93,904
EXPENSES:
Lease operating expenses	11,355	6,970	22,278	15,572
Gathering, transportation and processing	6,641	3,637	12,989	9,245
Production taxes	5,449	2,124	10,236	4,203
Depreciation, amortization and accretion	32,348	10,654	70,197	25,665
Impairment of oil and natural gas properties	206,000	25,000	398,000	104,000
Impairment of long lived assets	—	2,657	—	2,657
Oilfield services	47,957	22,693	112,183	39,364
General and administrative, net of amounts capitalized	14,589	22,064	29,448	33,387
Total operating expenses	324,339	95,799	655,331	234,093

INCOME (LOSS) FROM OPERATIONS	(214,606)	(46,267)	(427,310)	(140,189)

OTHER INCOME (EXPENSE):
Interest expense, net	(9,866)	(8,378)	(18,972)	(19,170)
Amortization of debt issuance costs	(731)	(457)	(1,347)	(1,414)
Gain (loss) on extinguishment of debt	1,156	—	1,156	21,180
Realized commodity derivative gains (losses)	17,016	4,485	36,484	6,589
Unrealized commodity derivative gains (losses)	8,033	(7,747)	(25,409)	(19,532)
Gain on deconsolidation of subsidiaries	—	299,675	—	299,675
Earnings (losses) from unconsolidated investments	1,210	70	1,398	22
Impairment of investment in Caliber	—	(21,170)	—	(21,170)
Gain on Caliber capital transaction	—	—	2,880	—
Gain (loss) on equity investment derivatives	4,516	(3,300)	4,516	(3,300)
Other income (expense), net	(74)	96	(382)	209
Total other income (expense)	21,260	263,274	324	263,089

INCOME (LOSS) BEFORE INCOME TAXES	(193,346)	217,007	(426,986)	122,900

INCOME TAX PROVISION (BENEFIT)	—	—	(53,441)	—

NET INCOME (LOSS)	$(193,346)	$217,007	$(373,545)	$122,900

Earnings (loss) per common share outstanding:
Basic	$(2.56)	$2.84	$(4.96)	$1.61
Diluted	$(2.56)	$2.84	$(4.96)	$1.61

Weighted average common shares outstanding:
Basic	75,410	76,334	75,334	76,214
Diluted	75,410	76,460	75,334	76,346

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended July 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(373,545)	$122,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	70,197	25,665
Impairments	398,000	106,657
Share-based compensation	6,134	4,586
Interest expense paid-in-kind on 5% convertible note	3,418	3,593
Amortization of debt issuance costs	1,347	1,414
Gain on extinguishment of debt	(1,156)	(21,180)
Unrealized commodity derivative (gains) losses	25,409	19,532
Gain on deconsolidation of subsidiaries	—	(299,675)
(Earnings) losses from unconsolidated investments	(1,398)	(22)
Impairment of investment in Caliber	—	21,170
Gain on Caliber capital transaction	(2,880)	—
(Gain) loss on equity investment derivatives	(4,516)	3,300
Deferred income taxes	(53,441)	—
Other	—	(82)
Changes in related current assets and current liabilities:
Accounts receivable	55,752	5,945
Other current assets	6,005	(10,330)
Accounts payable and accrued liabilities	(48,345)	(9,326)
Asset retirement expenditures	(377)	(4,550)
Other	(559)	(686)
Cash provided by (used in) operating activities	80,045	(31,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(128,734)	(19,413)
Acquisitions of oil and natural gas properties	(243)	(157)
Purchases of oilfield services equipment	(8,657)	(449)
Purchases of other property and equipment	(4,208)	(269)
Sale of oil and natural gas properties	6,000	408
Proceeds from sale of equipment	15	1,174
Deconsolidation of subsidiaries	—	(91,751)
Cash used in investing activities	(135,827)	(110,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	110,810	103,700
Repayments of credit facilities	(75,777)	(41,836)
Proceeds from notes payable	3,035	—
Repayments of other notes and mortgages payable	(298)	(825)
Early extinguishment of repurchased debt	(2,455)	(4,639)
Debt issuance costs	(910)	(59)
Payments to settle tax on vested restricted stock units	(624)	(193)
Distributions to RockPile B Unit holders	—	(75)
Cash provided by financing activities	33,781	56,073

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,001)	(85,473)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,871	115,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,870	$30,296

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

					Total
	Shares of	Common	Additional		Stockholders'
	Common	Stock at	Paid-in	Accumulated	Equity
	Stock	Par Value	Capital	Deficit	(Deficit)
Balance - January 31, 2016	75,807,111	$1	$557,757	$(822,340)	$(264,582)
Vesting of restricted stock units (net of shares surrendered for taxes)	649,366	—	(193)	—	(193)
Share-based compensation	—	—	4,764	—	4,764
Distributions to RockPile B Unit holders	—	—	(75)	—	(75)
Net income	—	—	—	122,900	122,900
Balance - July 31, 2016	76,456,477	$1	$562,253	$(699,440)	$(137,186)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Description of Business. Triangle Petroleum Corporation (“Triangle,” the “Company,” “we,” “us,” “our,” or “ours”) is an independent energy company with a strategic focus on the Bakken Shale and Three Forks formations in the Williston Basin.

We hold leasehold interests and conduct our operations in the Williston Basin of North Dakota and Montana. Our core focus area is predominantly located in McKenzie and Williams Counties, North Dakota, and eastern Roosevelt and Sheridan Counties, Montana. We conduct our exploration and production operations through our wholly-owned subsidiary, Triangle USA Petroleum Corporation (“TUSA”). See below for information regarding TUSA’s voluntary petition for relief under Chapter 11 of Title 11 of the United States Code.

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

Ranger Fabrication, LLC (“Ranger”) is a wholly-owned subsidiary of Triangle that previously fabricated certain well equipment. Ranger’s activities, which were immaterial, were mostly with Caliber and TUSA, and all intercompany transactions were eliminated in consolidation. Ranger ceased operations on January 31, 2016.

Chapter 11 Filing by Certain Subsidiaries. On June 29, 2016, TUSA and Ranger, each a wholly-owned subsidiary of Triangle, and TUSA’s and Ranger’s respective wholly-owned subsidiaries (TUSA and Ranger, together with their wholly-owned subsidiaries, collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court,” and the cases commenced thereby, the “Chapter 11 Filings” or the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Triangle USA Petroleum Corporation et al., Case No. 16-11566.  The Debtors have remained in possession of their property and continue to operate their businesses as "debtors—in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The normal day-to-day operations of TUSA have continued without material interruption. Triangle and its subsidiaries, other than the Debtors, did not file voluntary petitions for relief and are not debtors under Chapter 11 of the Bankruptcy Code and, consequently, continue to operate their business in the ordinary course.

The Chapter 11 Filings constituted an event of default that accelerated the obligations under TUSA’s credit facility and TUSA’s 6.75% Senior Notes due 2022 (the “TUSA 6.75% Notes”) (collectively, the “TUSA Debt Documents”). Any efforts to enforce such payments are automatically stayed as a result of the Chapter 11 Filings, and the holders’ rights of enforcement in respect of the TUSA Debt Documents are subject to the applicable provisions of the Bankruptcy Code. Triangle has not guaranteed TUSA’s obligations under the TUSA credit facility or the TUSA 6.75% Notes.

On June 29, 2016, the Debtors and certain holders representing approximately 73% (the “Participating Noteholders”) of the outstanding principal amount of the TUSA 6.75% Notes entered into a Plan Support Agreement (the “Plan”). The Participating Noteholders’ obligations under the Plan and the effectiveness of the Plan contemplated thereby are subject to various terms and conditions, including the entry of an order authorizing the Debtors to “assume” the Plan. Caliber objected to the Debtors’ request for authorization to assume the Plan. On August 1, 2016, the Bankruptcy Court granted Caliber’s objection and denied the Debtors’ request to assume the Plan. The Bankruptcy Court’s failure to enter an order authorizing the assumption of the Plan rendered it ineffective.

Notwithstanding the Bankruptcy Court’s denial of the Debtors’ request to assume to the Plan, the Debtors continue to pursue, and negotiate with the Participating Noteholders and other creditor groups, a Chapter 11 plan substantially comparable to that described in the Plan, including (a) the payment in full in cash of the revolving credit facility, (b) the conversion of the TUSA 6.75% Notes into 100% of the equity of reorganized TUSA, subject to dilution as described above, and (c) obtaining new capital in the form of a new revolving credit facility and a new money rights offering. There is no guarantee, however, that the Debtors will be successful in negotiating and consummating any such transactions or otherwise predict with certainty the outcome of the Chapter 11 Cases and the treatment of creditors and interest holders therein.

Accounting Impact.  In conjunction with the commencement of the Chapter 11 Cases, we evaluated whether we should continue to consolidate TUSA and its wholly-owned subsidiaries. We concluded that, as a result of the commencement of the Chapter 11 Cases, under applicable accounting standards, we no longer have a controlling financial interest in TUSA and its wholly-owned subsidiaries, and therefore, TUSA and its consolidated subsidiaries should no longer be consolidated in our condensed consolidated financial statements as of June 29, 2016.

In performing this analysis, we concluded that the activities that most significantly impact TUSA's economic performance are (i) the financing and restructuring of the pre-petition obligations of the Debtors and (ii) the management of TUSA’s exploration and production operations. The activities associated with the financing and restructuring of TUSA's pre-petition obligations are ultimately subject to confirmation of the Plan by the Bankruptcy Court. Furthermore, while we continue to manage the ordinary course exploration and production operations of TUSA, the Bankruptcy Court would generally have to approve decisions that are outside the normal course of business.

Therefore, despite our continued 100% ownership of TUSA, we concluded, under the applicable accounting guidance, that as a result of the Chapter 11 Filings we do not have the ability to make decisions that most significantly impact the economic performance of TUSA. As such, based on the applicable accounting guidance, we no longer have a controlling financial interest in TUSA as of June 29, 2016. Accordingly, we have deconsolidated TUSA and Ranger and their consolidated subsidiaries from our consolidated financial statements as of the date of the filing of the Chapter 11 Cases.

In order to deconsolidate TUSA and its consolidated subsidiaries, the carrying values of the assets and liabilities of TUSA and its consolidated subsidiaries were removed from our consolidated balance sheets as of June 29, 2016. Accordingly, we recorded our investment in TUSA at its estimated fair value of $3.9 million as of June 29, 2016. We determined the fair value of our investment, which includes certain TUSA 6.75% Notes held by Triangle, using assumptions that reflect our best estimate of market participants' considerations based on the facts and circumstances relevant to our investment at that time. Such valuation was determined as of June 29, 2016 and should not be relied on for a determination of value at any other period in time given, among other things, significant variability in commodity prices underlying the valuation analysis.

Our estimate of the fair value of TPC’s equity in TUSA was determined using an income approach and a market approach. The income approach estimates the value of an asset or business by calculating the present value of expected future cash flows using a market participant's expected weighted average cost of capital (discount rate). TUSA’s estimated future operating results were based on the risk-adjusted estimated net cash flows resulting from TUSA’s proven, probable and possible oil and natural gas reserves. The market approach estimates the value of an asset or business corroborated by market information from comparable public companies. To complete the fair value of TPC's equity in TUSA, we then subtracted the net debt (debt less cash on hand) of TUSA from the value of the business.

After considering the estimated fair values of TUSA’s future cash flows and debt, there was not sufficient value to repay TUSA's outstanding unsecured debt obligations as they become due, therefore, we believe that it is a reasonable assumption that a market participant would not assign any residual value to the equity of TUSA, particularly considering the inherent uncertainty in value resulting from the Chapter 11 Cases. Accordingly, we have reflected our investment in TUSA at its estimated fair value of $3.9 million as of June 29, 2016 and recorded a gain on deconsolidation of $299.7 million, which reflects the difference between (i) the estimated fair value of our retained 100% non-controlling investment in TUSA at the date of deconsolidation, (ii) the estimated fair value of the expected equity interest resulting from the TUSA 6.75% Notes held by Triangle with a par value of $8.2 million, and (iii) the carrying amount of TUSA's consolidated assets and liabilities.

Subsequent to the deconsolidation of TUSA, we are accounting for our investment in TUSA using the cost method of accounting because Triangle does not exercise significant influence over the operations of TUSA due to the Chapter 11 Filings.

Liquidity and Ability to Continue as a Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. The Chapter 11 Filings and RockPile covenant compliance issues discussed below raise substantial doubt about the Company’s ability to continue as a going concern.

RockPile Liquidity and Covenants. On April 13, 2016, RockPile entered into Amendment No. 2 to Credit Agreement (the “RockPile Waiver Amendment”), which waived any default or event of default in connection with the financial covenants of RockPile’s credit facility that occurred as of January 31, 2016 and July 31, 2016. Following the execution of the RockPile Waiver Amendment, RockPile is precluded from drawing additional funds under its credit facility. Beginning with the second quarter and for the remainder of fiscal year 2017, RockPile does not expect to comply with all of the financial covenants contained in its credit facility unless those requirements are also waived or amended or unless RockPile can obtain new capital or equity cure financing as discussed further in Note 3. RockPile remains in discussions regarding strategic alternatives and is nearing the end of a robust sale process that must be approved by its lenders.  If RockPile is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, RockPile’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to make the equity cure and RockPile does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the RockPile credit facility as current liabilities as of July 31, 2016. If a sale of RockPile is consummated, or if RockPile is required to pursue an in-court restructuring transaction, Triangle would lose control of RockPile.

Triangle has not guaranteed RockPile’s obligations under the credit facility, and there are no cross-default provisions in Triangle’s other debt agreements that could cause the acceleration of such indebtedness as a result of the RockPile credit facility default.

Triangle Liquidity. Triangle has engaged certain professional advisors to assist it in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including: (i) a potential sale of RockPile; (ii) obtaining additional sources of capital from asset sales, issuances of debt or equity securities, debt for equity swaps, or any combination thereof; and (iii) pursuing in- and out-of-court restructuring transactions. In connection with a debt restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity. In addition, we may seek to reduce our cash interest cost and extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms or other measures. While we anticipate engaging in active dialogue with our creditors, at this time we are unable to predict the outcome of such discussions, the outcome of any strategic transactions that we may pursue or whether any such efforts will be successful.

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

Principles of Consolidation. The accounts of Triangle and its wholly-owned subsidiaries are presented in the accompanying condensed consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation. Triangle generally uses the equity method of accounting for investments in entities in which Triangle has an ownership between 20% and 50% and exercises significant influence. The investment in Caliber is accounted for utilizing the equity method of accounting. Triangle deconsolidated TUSA as of June, 29, 2016 with the commencement of TUSA’s Chapter 11 bankruptcy filing and will account for its investment in TUSA under the cost method of accounting.

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

	January 31, 2016	April 30, 2016	June 29, 2016
Oil (per Bbl)	$48.93	$45.16	$43.03
Natural gas (per MMbtu)	$2.53	$2.33	$2.24
Natural gas liquids (per Bbl)	$24.97	$23.10	$22.76

Prior to our deconsolidation of TUSA, we recognized impairments to our proved oil and natural gas properties of $25.0 million and $104.0 million, respectively, for the three and six months periods ended July 31, 2016, primarily due to the decline in oil, natural gas and natural gas liquids prices. Impairment charges do not affect cash flow from operating activities but do adversely affect our net income and stockholders’ equity. Any recorded impairment of oil and natural gas properties is not reversible at a later date.

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

Oilfield Services Equipment and Other Property and Equipment. Oilfield services equipment and other property and equipment consisted of the following as of:

(in thousands)	January 31, 2016	July 31, 2016
Oilfield services equipment	$110,992	$111,920
Accumulated depreciation	(63,367)	(72,600)
Depreciable assets, net	47,625	39,320
Assets not placed in service	820	341
Total oilfield services equipment, net	$48,445	$39,661

Land	$6,838	$5,286
Building and leasehold improvements	37,149	29,608
Vehicles	5,036	4,918
Software, computers and office equipment	7,451	6,067
Capital leases	944	—
Accumulated depreciation	(14,939)	(17,961)
Depreciable assets, net	42,479	27,918
Assets not placed in service	395	316
Total other property and equipment, net	$42,874	$28,234

Impairment of Long-Lived Assets. Long‑lived assets such as property and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long‑lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, and third‑party independent appraisals, as considered necessary. An impairment loss of $2.7 million, primarily related to other property and equipment, was recorded in the second quarter of fiscal year 2017 related to the potential sale of RockPile.

Income Taxes. The Company computes its quarterly tax provision using the effective tax rate method based on applying the anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $779.0 million for fiscal year 2016. This impairment resulted in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Triangle also had net operating loss carryovers (“NOLs”) for federal income tax purposes of $286.0 million at January 31, 2016. These losses and expected future losses resulting from the current low commodity price environment were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets as of July 31, 2016, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

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

As of July 31, 2016, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company’s position during the first six months of fiscal year 2017. Given the substantial net operating loss carryforwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, as any such adjustments would very likely only adjust net operating loss carryforwards.

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

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and unvested restricted stock, for the periods presented:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
(in thousands)	2015	2016	2015	2016
Dilutive	—	126	—	132
Anti-dilutive shares	10,889	8,274	10,889	8,274

The table below sets forth the computations of net income (loss) per common share (basic and diluted) for the periods presented:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
(in thousands, except per share data)	2015	2016	2015	2016
Net income (loss) attributable to common stockholders	$(193,346)	$217,007	$(373,545)	$122,900
Effect of 5% convertible note conversion	—	—	—	—
Net income (loss) attributable to common stockholders after effect of 5% convertible note conversion	$(193,346)	$217,007	$(373,545)	$122,900

Basic weighted average common shares outstanding	75,410	76,334	75,334	76,214
Effect of dilutive securities	—	126	—	132
Diluted weighted average common shares outstanding	75,410	76,460	75,334	76,346

Basic net income (loss) per share	$(2.56)	$2.84	$(4.96)	$1.61
Diluted net income (loss) per share	$(2.56)	$2.84	$(4.96)	$1.61

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU 2016-02 on its financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements To Employee Share-Based Payment Accounting (“ASU 2016-09”).  The objective of ASU 2016-09 is to simplify several aspects of accounting for employee share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities and the classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Certain parts of ASU 2016-09 must be applied prospectively, while other portions may be applied either prospectively or retrospectively.  Early adoption is permitted.  The Company is still evaluating the impact of ASU 2016‑09 on its financial and results of operations.

Reclassifications. Certain prior period balances in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

2.  SEGMENT REPORTING.

We conduct our operations within two reportable operating segments. We identified each segment based on management’s responsibility and the nature of their products, services, and costs. There are no major distinctions in geographical areas served as nearly all operations are in the Williston Basin of the United States. The Exploration and Production operating segment, consisting of TUSA and several insignificant oil and natural gas subsidiaries, is responsible for finding and producing oil and natural gas. TUSA was deconsolidated as of June 29, 2016 and its operating results are only included through that date. The Oilfield Services segment, consisting of RockPile and its subsidiaries, is responsible for a variety of oilfield and well completion services for both TUSA-operated wells and wells operated by third-parties. Corporate and Other includes our corporate office and several subsidiaries that management does not consider to be part of the Exploration and Production or Oilfield Services segments. Also included in Corporate and Other are our results from our investment in Caliber, including any changes in the fair value of our equity investment derivatives.

Management evaluates the performance of our segments based upon net income (loss) before income taxes. The following tables present selected financial information for our operating segments for the three months and six months ended July 31, 2016 and 2015:

	For the Three Months Ended July 31, 2016
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production (1)	Services	Other (2)	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$24,091	$—	$—	$—	$24,091
Oilfield services for third parties	—	25,458	—	(17)	25,441
Intersegment revenues	—	143	—	(143)	—
Total revenues	24,091	25,601	—	(160)	49,532
Expenses:
Lease operating and production taxes	9,094	—	—	—	9,094
Gathering, transportation and processing	3,637	—	—	—	3,637
Depreciation, amortization and accretion	5,237	5,180	347	(110)	10,654
Impairments	25,000	—	2,657	—	27,657
Oilfield services	—	22,811	—	(118)	22,693
General and administrative, net of amounts capitalized:
Salaries and benefits	1,076	3,015	2,358	—	6,449
Share-based compensation	459	167	2,148	—	2,774
Other general and administrative	5,292	3,849	3,700	—	12,841
Total operating expenses	49,795	35,022	11,210	(228)	95,799
Income (loss) from operations	(25,704)	(9,421)	(11,210)	68	(46,267)
Other income (expense)	(15,731)	(1,126)	280,132	(1)	263,274
Income (loss) before income taxes	$(41,435)	$(10,547)	$268,922	$67	$217,007

(1)Triangle deconsolidated TUSA as of June 29, 2016 with the commencement of TUSA’s Chapter 11 filing, and TUSA’s results are only included through that date.

(2)Triangle deconsolidated Ranger as of June 29, 2016 with the commencement of Ranger’s Chapter 11 filing, and Ranger’s results are only included through that date.

	For the Three Months Ended July 31, 2015
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production	Services	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$55,263	$—	$—	$—	$55,263
Oilfield services for third parties	—	54,830	—	(360)	54,470
Intersegment revenues	—	14,601	—	(14,601)	—
Total revenues	55,263	69,431	—	(14,961)	109,733
Expenses:
Lease operating and production taxes	16,804	—	—	—	16,804
Gathering, transportation and processing	6,641	—	—	—	6,641
Depreciation, amortization and accretion	24,631	8,718	407	(1,408)	32,348
Impairments	206,000	—	—	—	206,000
Oilfield services	—	56,353	—	(8,396)	47,957
General and administrative, net of amounts capitalized:
Salaries and benefits	584	3,940	3,045	—	7,569
Share-based compensation	375	84	3,167	—	3,626
Other general and administrative	349	1,034	2,011	—	3,394
Total operating expenses	255,384	70,129	8,630	(9,804)	324,339
Income (loss) from operations	(200,121)	(698)	(8,630)	(5,157)	(214,606)
Other income (expense)	18,290	(845)	4,354	(539)	21,260
Income (loss) before income taxes	$(181,831)	$(1,543)	$(4,276)	$(5,696)	$(193,346)

	For the Six Months Ended July 31, 2016
	Exploration		Corporate
	and	Oilfield	and		Consolidated
(in thousands)	Production (1)	Services	Other (2)	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$48,943	$—	$—	$—	$48,943
Oilfield services for third parties	—	45,078	—	(117)	44,961
Intersegment revenues	—	5,839	—	(5,839)	—
Total revenues	48,943	50,917	—	(5,956)	93,904
Expenses:
Lease operating and production taxes	19,775	—	—	—	19,775
Gathering, transportation and processing	9,245	—	—	—	9,245
Depreciation, amortization and accretion	14,965	10,870	712	(882)	25,665
Impairments	104,000	—	2,657	—	106,657
Oilfield services	—	43,192	—	(3,828)	39,364
General and administrative, net of amounts capitalized:
Salaries and benefits	2,725	6,303	3,297	—	12,325
Share-based compensation	1,236	335	3,015	—	4,586
Other general and administrative	5,680	5,056	5,740	—	16,476
Total operating expenses	157,626	65,756	15,421	(4,710)	234,093
Income (loss) from operations	(108,683)	(14,839)	(15,421)	(1,246)	(140,189)
Other income (expense)	(12,823)	(2,376)	278,451	(163)	263,089
Income (loss) before income taxes	$(121,506)	$(17,215)	$263,030	$(1,409)	$122,900
As of July 31, 2016:
Cash and cash equivalents	$171	$17,456	$12,669	$—	$30,296
Net oil and natural gas properties	$—	$—	$—	$—	$—
Oilfield services equipment, net	$—	$39,661	$—	$—	$39,661
Other property and equipment, net	$—	$16,318	$11,916	$—	$28,234
Total assets	$1,599	$97,031	$55,932	$—	$154,562
Total liabilities	$8	$134,042	$157,698	$—	$291,748

(1)Triangle deconsolidated TUSA as of June 29, 2016 with the commencement of TUSA’s Chapter 11 filing, and TUSA’s results are only included through that date.

(2)Triangle deconsolidated Ranger as of June 29, 2016 with the commencement of Ranger’s Chapter 11 filing, and Ranger’s results are only included through that date.

	For the Six Months Ended July 31, 2015
	Exploration		Corporate
	and	Oilfield	and			Consolidated
(in thousands)	Production	Services	Other	Eliminations		Total
Revenues:
Oil, natural gas and natural gas liquids sales	$103,041	$—	$—	$		$103,041
Oilfield services for third parties	—	125,920	—		(940)	124,980
Intersegment revenues	—	24,105	—		(24,105)	—
Total revenues	103,041	150,025	—		(25,045)	228,021
Expenses:
Lease operating and production taxes	32,514	—	—		—	32,514
Gathering, transportation and processing	12,989	—	—		—	12,989
Depreciation, amortization and accretion	53,973	18,207	732		(2,715)	70,197
Impairments	398,000	—	—		—	398,000
Oilfield services	—	126,939	—		(14,756)	112,183
General and administrative, net of amounts capitalized:
Salaries and benefits	925	8,769	6,298		—	15,992
Share-based compensation	696	135	5,303		—	6,134
Other general and administrative	756	2,831	3,735		—	7,322
Total operating expenses	499,853	156,881	16,068		(17,471)	655,331
Income (loss) from operations	(396,812)	(6,856)	(16,068)		(7,574)	(427,310)
Other income (expense)	(2,712)	(1,720)	5,802		(1,046)	324
Income (loss) before income taxes	$(399,524)	$(8,576)	$(10,266)		$(8,620)	$(426,986)

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

3.  LONG-TERM DEBT.

The Company’s long-term debt consisted of the following as of January 31, 2016 and July 31, 2016:

(in thousands)	January 31, 2016	July 31, 2016
TUSA credit facility due October 2018 (1)	$243,772	$—
RockPile credit facility due March 2019	112,000	111,821
TUSA 6.75% notes due July 2022 (1)	398,419	—
5% convertible note	142,799	146,392
Other notes and mortgages payable	14,065	13,278
Total principal	911,055	271,491
Debt issuance costs	(7,924)	(434)
Total debt	903,131	271,057
Less current portion of debt:
RockPile credit facility	(112,000)	(111,821)
Other notes and mortgages payable	(2,088)	(2,632)
Total current portion of long-term debt	(114,088)	(114,453)
Total long-term debt	$789,043	$156,604

(1)Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing.

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

On April 13, 2016, RockPile entered into the RockPile Waiver Amendment, which waived any default or event of default in connection with the financial covenants that occurred as of January 31, 2016 and July 31, 2016. The waivers are conditioned on RockPile agreeing to certain informational and process requirements and deadlines. Following the execution of the RockPile Waiver Amendment, RockPile is precluded from drawing additional funds under its credit facility.

Beginning with the second quarter and for the remainder of fiscal year 2017, RockPile does not expect to comply with all of the financial covenants contained in its credit facility unless those requirements are also waived or amended or unless RockPile can obtain new capital or equity cure financing. RockPile remains in discussions regarding strategic alternatives and is nearing the end of a robust sale process that must be approved by its lenders. If RockPile is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, RockPile’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to make the RockPile equity cure and RockPile does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheets reflect all of the amounts outstanding under the RockPile credit facility as current liabilities as of January 31, 2016 and July 31, 2016. Triangle has not guaranteed RockPile’s obligations under the credit facility, and there are no cross-default provisions in Triangle’s or TUSA’s other debt agreements that could cause the acceleration of such indebtedness as a result of the RockPile credit facility default.

Convertible Note. On July 31, 2012, the Company sold to NGP Triangle Holdings, LLC a 5% convertible note with an initial principal amount of $120.0 million (the “Convertible Note”) that became convertible after November 16, 2012, in whole or in part, into the Company’s common stock at a conversion rate of one share per $8.00 of outstanding balance.

The Convertible Note accrues interest at a rate of 5.0% per annum, compounded quarterly, on each December 31, March 31, June 30 and September 30, and on the date of any redemption, conversion or exchange of the Convertible Note. Such interest is paid-in-kind by adding to the principal balance of the Convertible Note, provided that, after September 30, 2017, the Company has the option to make such interest payments in cash. As of July 31, 2016, $26.4 million of accrued interest has been added to the principal balance of the Convertible Note.

The Convertible Note does not have a stated maturity. Following July 31, 2017, if the trading price of the Company’s common stock exceeds $11.00 per share for 20 consecutive trading days and certain trading volume requirements are met, the Company can elect to redeem all (but not less than all) of the Convertible Note at a price equal to the outstanding principal amount plus accrued and unpaid interest, payable, at the Company’s option, in cash or common stock. Following July 31, 2020, the Company can elect to redeem all (but not less than all) of the Convertible Note at a price equal to the outstanding principal amount plus accrued and unpaid interest, payable in cash. Further, following July 31, 2022, a change of control of the Company, or certain other fundamental changes (as defined in the indenture), the holder of the Convertible Note will have the right to require the Company to redeem the Convertible Note at a price equal to the outstanding principal amount plus accrued and unpaid interest, with an additional make-whole payment for scheduled interest payments remaining if such right is exercised prior to July 31, 2017.

If any creditor exercises their right to demand payment, it may reduce the amortization period of related unamortized debt issuance costs.

4.  HEDGING AND COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS.

Through TUSA, the Company has entered into commodity derivative instruments utilizing costless collars and swaps to reduce the effect of price changes on a portion of our future oil production. A collar requires us to pay the counterparty if the settlement price is above the ceiling price, and requires the counterparty to pay us if the settlement price is below the floor price. The objective of TUSA’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit TUSA’s ability to benefit from favorable price movements. TUSA may, from time to time, add incremental derivatives to hedge additional production, restructure or reduce existing derivative contracts, or enter into new transactions to modify the terms of current contracts in order to realize the current value of TUSA’s existing positions. TUSA does not enter into derivative contracts for speculative purposes.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. TUSA’s derivative contracts are currently with six counterparties. TUSA has netting arrangements with each counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the same underlier with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

TUSA’s commodity derivative instruments are measured at fair value. TUSA has not designated any of its derivative contracts as fair value or cash flow hedges. Therefore, the Company does not apply hedge accounting to its commodity derivative instruments. Net gains and losses on derivative activities are recorded based on the changes in the fair values of the derivative instruments. TUSA’s cash flows are only impacted when the actual settlements under the commodity derivative contracts result in a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s condensed consolidated statements of cash flows.

The components of commodity derivative gains (losses) in the condensed consolidated statements of operations are as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
(in thousands)	2015	2016	2015	2016
Realized commodity derivative gains (losses)	$17,016	$4,485	$36,484	$6,589
Unrealized commodity derivative gains (losses)	8,033	(7,747)	(25,409)	(19,532)
Commodity derivative gains (losses), net	$25,049	$(3,262)	$11,075	$(12,943)

The estimated fair values of commodity derivatives included in the condensed consolidated balance sheets at January 31, 2016 and July 31, 2016 are summarized below. TUSA does not offset asset and liability positions with the same counterparties within the condensed consolidated financial statements; rather, all contracts are presented at their gross estimated fair value.

(in thousands)	January 31, 2016	July 31, 2016
Current Assets:
Crude oil derivative contracts (1)	$12,370	$—
Other Long-Term Assets:
Crude oil derivative contracts (1)	9,012	—
Total derivative asset	$21,382	$—

(1)Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing.

5.  ASSET RETIREMENT OBLIGATIONS

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

The following table reflects the change in ARO for the six months ended July 31, 2016:

For the Six Months Ended
(in thousands)	July 31, 2016
Balance at the beginning of the period	$10,073
Liabilities incurred	—
Revision of estimates	(451)
Sale of assets	—
Liabilities settled	(4,550)
Accretion	204
Deconsolidation of TUSA	(5,276)
Balance at the end of the period	$—

The current portion of ARO is classified with other accrued liabilities and the long-term ARO is classified in other long-term liabilities in the accompanying condensed consolidated balance sheets.

At January 31, 2016, $4.9 million of our ARO balance related to the reclamation of man-made ponds holding produced formation water and the plugging and abandonment of well bores in the Maritimes Basin of Canada. These obligations were settled for $4.6 million during the six months ended July 31, 2016. Additionally, TUSA was deconsolidated as of June 29, 2016, which resulted in the removal of $5.3 million of ARO from our condensed consolidated balance sheet as of that date.

6.  UNCONSOLIDATED INVESTMENTS AND EQUITY INVESTMENT DERIVATIVES.

Caliber Investment. The following summarizes the activities related to the Company’s equity method investment in Caliber for the six months ended July 31, 2016:

For the Six Months Ended July 31,
(in thousands)	2016
Balance at beginning of period	$45,600
Capital contributions	—
Distributions	—
Equity investment share of net income before intra-company profit eliminations	170
Change in fair value of warrants	(3,300)
Other than temporary impairment	(21,170)
Balance at end of period	$21,300
Fair value of trigger unit warrants and warrants at July 31, 2016	$300

We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. In TUSA’s Chapter 11 filing, TUSA is seeking a final judgment or order authorizing TUSA to reject certain midstream services agreements with Caliber. Although the matter has yet to be resolved, it has adversely impacted the fair value of our investment in Caliber resulting in the carrying value of our investment in Caliber exceeding its fair value at July 31, 2016. Since we deemed this decline in fair value to be other than temporary, we recorded an impairment of $21.2 million in the six months ended July 31, 2016.

Caliber Equity Investment Derivatives. At January 31, 2016 and July 31, 2016, the Company held Class A (Series 1 through Series 4 and Series 6) Warrants to acquire additional ownership in Caliber. These instruments are considered to be equity investment derivatives and are valued at each reporting period using valuation techniques for which the inputs are generally less observable than from objective sources.

TUSA. Effective June 29, 2016, as a result of the commencement of the Chapter 11 Cases, we deconsolidated our investment in TUSA, a wholly-owned subsidiary, and commenced accounting for our investment in TUSA using the cost method of accounting. See Note 1—Chapter 11 Filing by Certain Subsidiaries— which describes the basis for valuing Triangle’s investment in TUSA at $3.9 million.

7.  CAPITAL STOCK.

At July 31, 2016, the Company had 106.7 million shares of common stock issued or reserved for issuance, comprised of 76.5 million shares of common stock issued and outstanding, 0.8 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2011 Omnibus Incentive Plan, 6.0 million shares of common stock reserved for issuance under its CEO Stand-Alone Stock Option Agreement, 1.4 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2014 Equity Incentive Plan (the “2014 Plan”), 3.7 million shares of reserved common stock that remained available for issuance under the 2014 Plan, and 18.3 million shares of common stock reserved for issuance pursuant to the Convertible Note.

The Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). The program stipulates that shares of common stock may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. There were no common stock repurchases for the three and six months ended July 31, 2016. As of July 31,

2016, the number of shares of common stock remaining available for repurchase under the Board approved program was 6,258,265 shares.

8.  SHARE-BASED COMPENSATION.

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

For the three and six months ended July 31, 2015 and 2016, the Company recorded share-based compensation as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
(in thousands)	2015	2016	2015	2016
Restricted stock units	$2,584	$1,294	$4,663	$2,124
Stock options	1,347	1,459	2,045	2,493
RockPile Series B Units	84	167	135	335
	4,015	2,920	6,843	4,952
Less amounts capitalized to oil and natural gas properties	(389)	(146)	(709)	(366)
Compensation expense	$3,626	$2,774	$6,134	$4,586

Restricted Stock Units. As of July 31, 2016 there was approximately $8.4 million of total unrecognized compensation expense related to unvested restricted stock units. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 1.8 years on a weighted average basis. When restricted stock units vest, the holder has the right to receive one share of the Company’s common stock per vesting unit.

The following table summarizes the activity for our restricted stock units during the six months ended July 31, 2016:

	–

			Weighted Average
		Number of	Award Date
		Shares	Fair Value
Restricted stock units outstanding - January 31, 2016		3,455,845	$6.35
Units granted		—	$—
Units forfeited		(517,387)	$8.37
Units vested		(897,312)	$5.29
Restricted stock units outstanding - July 31, 2016		2,041,146	$6.31

Stock Options. The following table summarizes the activity for our stock options during the six months ended July 31, 2016:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding - January 31, 2016 (1,433,334 exercisable)	6,700,000	$11.54
Options forfeited	(466,666)	$14.00
Options exercised	—	$—
Options granted	—	$—
Options outstanding - July 31, 2016 (4,433,334 exercisable)	6,233,334	$11.35

The following table summarizes the stock options outstanding at July 31, 2016:

	Remaining
Exercise Price	Contractual Life	Number of Shares
per Share	(years)	Outstanding	Exercisable
$7.50	6.93	750,000	525,000
$8.50	6.93	750,000	525,000
$10.00	6.93	1,500,000	1,050,000
$12.00	6.93	1,500,000	1,050,000
$15.00	6.93	1,500,000	1,050,000
$12.00	5.11	77,778	77,778
$14.00	5.11	77,778	77,778
$16.00	8.12	77,778	77,778
		6,233,334	4,433,334

Weighted average exercise price per share		$11.35	$11.39

Weighted average remaining contractual life (years)		6.90	6.89

As of July 31, 2016 there was approximately $6.6 million of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 1.9 years.

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

The following table summarizes the activity for RockPile’s Series B Units for the six months ended July 31, 2016:

	Series	Series	Series	Series	Series	Series
	B-1 units	B-2 units	B-3 units	B-4 units	B-5 units	B-6 units	Total
Units outstanding - January 31, 2016	2,920,000	60,000	814,000	1,321,200	397,500	217,500	5,730,200
Units redeemed	—	—	—	—	—	—	—
Units granted	—	—	—	—	—	—	—
Units forfeited	—	—	(24,000)	(3,000)	(60,000)	(8,500)	(95,500)
Units outstanding - July 31, 2016	2,920,000	60,000	790,000	1,318,200	337,500	209,000	5,634,700
Vested	2,920,000	60,000	546,000	231,000	75,500	43,000	3,875,500
Unvested	—	—	244,000	1,087,200	262,000	166,000	1,759,200

Compensation costs are determined using a Black-Scholes option pricing model based upon the grant date calculated fair market value of the award and is recognized ratably over the applicable vesting period. As of July 31, 2016, there was approximately $1.5 million of unrecognized compensation expense related to unvested Series B Units. We expect to recognize such expense on a pro-rata basis on the Series B Units’ over the remaining vesting period of the related awards of 2.5 years.

9.  FAIR VALUE MEASUREMENTS.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2016 and July 31, 2016, by level within the fair value hierarchy:

	As of January 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative assets	$—	$21,382	$—	$21,382
Equity investment derivative assets	$—	$—	$3,600	$3,600

Liabilities:
Commodity derivative liabilities	$—	$—	$—	$—
RockPile earn-out liability	$—	$(1,265)	$—	$(1,265)

	As of July 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment derivative assets	$—	$—	$300	$300

Liabilities:
RockPile earn-out liability	$—	$(593)	$—	$(593)

Commodity Derivative Instruments. The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third-parties, the credit rating of each counterparty, and the Company’s own credit rating. In considering counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. The Company believes that each of its counterparties is creditworthy and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. The Company’s commodity derivative instruments are valued using public indices and are traded with third-party counterparties, but are not openly traded on an exchange. As such, the Company has classified these commodity derivative instruments as Level 2. Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing.

Nonrecurring Fair Value Measurements. For certain situations, the Company is also required to make fair value measurements for assets and liabilities in the consolidated balance sheet after their initial recognition. At January 31, 2016 and July 31, 2016, the Company was required to make fair value measurements for comparisons to the carrying values of long-lived assets and its investments in unconsolidated subsidiaries to assess whether any impairments were required.

The Company determined its estimate of the fair value of long-lived assets, primarily oilfield services equipment, using discounted cash flow models, replacement cost estimates from a major third-party vendor, and a market approach based on estimates from an independent, third party appraiser. At July 31, 2016, the Company determined its estimate of the fair value of long-lived assets, primarily real estate, using a market approach based on estimates from an independent, third party appraiser. Key inputs into these valuation approaches are generally less observable than those from objective sources. Therefore, the Company considers the related long-lived assets as Level 3.

As described above, the Company uses an income approach and a market approach to value its investments in unconsolidated subsidiaries. The MCS model that is used by the Company to determine the fair value of the Caliber Class A Warrants is also used by the Company to determine the fair value of the Company’s investment in Caliber Class A Units in its other than temporary impairment evaluation. Therefore, the Company considers its investments in unconsolidated subsidiaries as Level 3.

Caliber Class A Warrants (Series 1 through Series 4 and Series 6). The Company determines its estimate of the fair value of Caliber Class A Warrants using a Monte Carlo Simulation (“MCS”) model. For each MCS, the values of the Class A Units and Class A Warrants were forecasted at the end of each quarter based on a predetermined yield, and the strike price for the warrant is adjusted accordingly. At July 31, 2016, the fair values of the underlying Class A Units and Class A Warrants were estimated employing an income approach using a MCS model and discounted cash flows, and a market approach based on observed valuation multiples for comparable public companies. Key inputs into these valuation approaches are generally less observable than those from objective sources. Therefore, the Company has classified these instruments as Level 3.

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

The carrying values and fair values of the Company’s debt instruments are as follows:

	January 31, 2016		July 31, 2016
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
TUSA credit facility	$243,772	$243,772	$—	$(1)
RockPile credit facility	112,000	(2)	111,821	(2)
TUSA 6.75% notes	398,419	71,051	—	(1)
5% convertible note	142,799	22,564	146,392	(2)
Other notes and mortgages payable	14,065	14,065	13,278	13,278

(1)Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing.

(2)The Company is unable to reasonably determine the fair value for these financial instruments due to a lack of actively quoted market prices and uncertainties related to its restructuring activities.

10.   RELATED PARTY TRANSACTIONS

The accounts receivable – related parties balance of $1.6 million at July 31, 2016 primarily represents amounts due from TUSA for management fees due to Triangle and amounts due from TUSA to RockPile for oilfield services.

11.  CONTINGENCIES.

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

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION.

	For the Six Months Ended July 31,
(in thousands)	2015	2016
Cash paid during the period for:
Interest expense	$16,078	$4,665
Income taxes	$—	$—

Non-cash investing activities:
Additions (reductions) to oil and natural gas properties through:
Increase (decrease) in accounts payable and accrued liabilities	$(15,770)	$(2,914)
Capitalized stock based compensation	$709	$366
Change in asset retirement obligations	$425	$80

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an independent energy company with a strategic focus on the Bakken Shale and Three Forks formations in the Williston Basin.

Chapter 11 Filing by Certain Subsidiaries. On June 29, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are expected to be jointly administered under the caption In re Triangle USA Petroleum Corporation et al., Case No. 16-11566. The Debtors intend to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Triangle and its subsidiaries, other than the Debtors, did not file voluntary petitions for relief and are not debtors under Chapter 11 of the Bankruptcy Code and, consequently, continue to operate their business in the ordinary course.

We deconsolidated TUSA and its subsidiaries on June 29, 2016 as we concluded that, under applicable accounting standards, we no longer have a controlling financial interest in TUSA and its wholly-owned subsidiaries. Our financial statements presented after June 29, 2016 reflect our investment in and results of operations of TUSA under the cost method of accounting.

Summary of results for six months ended July 31, 2016

•	Average daily production volumes were 10,740 Boe/day for the six months ended July 31, 2016, compared to 13,646 Boe/day for the six months ended July 31, 2015, a decrease of 21%.
•

Lower average realized prices of $30.38 per Boe for the six months ended July 31, 2016, versus $41.72 per Boe for the six months ended July 31, 2015, resulted in oil, natural gas and natural gas liquids sales for the six months ended July 31, 2016 of $48.9 million compared to $103.0 million for the six months ended July 31, 2015.

•	TUSA drilled four wells during the six months ended July 31, 2016.
•	RockPile completed 5 TUSA operated wells and 62 third-party wells in the six months ended July 31, 2016, compared to 14 TUSA operated wells and 89 third-party wells in the six months July 31, 2015.
•	Oilfield services revenue for the six months ended July 31, 2016 was $45.0 million compared to $125.0 million for the six months ended July 31, 2015.
•

The competitive oilfield services pricing environment resulted in a negative gross profit of $4.3 million for the six months ended July 31, 2016, compared to a negative gross profit of $3.3 million for the six months ended July 31, 2015 after eliminations of intercompany gross profit.

•

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation at June 29, 2016, resulting in an impairment of $104.0 million for the six months ended July 31, 2016.

•

Cash flows used in operating activities were $31.1 million for the six months ended July 31, 2016, compared to cash flows provided by operating activities of $80.0 million for the six months ended July 31, 2015.

Liquidity and Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See Item 1. Financial Statements (Unaudited) – Note 1 for further discussion.

Summary of Operating Results

The following table reflects the components of our production volumes, average realized prices, oil, natural gas and natural gas liquids revenues, and operating expenses for the periods indicated. Fiscal year 2017 includes TUSA and its wholly owned subsidiaries through June 29, 2016, the date that it was deconsolidated. Additionally, no pro forma adjustments have been made for the acquisitions and divestitures of oil and natural gas properties, which will affect the comparability of the data below. The information set forth below is not indicative of future results.

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
Oil and Natural Gas Operations	2015	2016	2015	2016
Production volumes:
Crude oil (Mbbls)	1,015	497	2,040	1,210
Natural gas (MMcf)	751	530	1,491	1,324
Natural gas liquids (Mbbls)	102	82	181	180
Total barrels of oil equivalent (Mboe)	1,242	667	2,470	1,611

Average daily production volumes (Boe/d) (1)	13,500	11,117	13,646	10,740

Average realized prices:
Crude oil ($ per Bbl)	$51.71	$44.85	$47.52	$37.41
Natural gas ($ per Mcf)	$2.56	$1.88	$2.89	$1.94
Natural gas liquids ($ per Bbl)	$8.36	$9.78	$9.96	$6.19
Total average realized price ($ per Boe)	$44.50	$36.12	$41.72	$30.38

Oil, natural gas and natural gas liquids revenues (in thousands):
Crude oil	$52,490	$22,290	$96,932	$45,263
Natural gas	1,920	999	4,306	2,565
Natural gas liquids	853	802	1,803	1,115
Total oil, natural gas and natural gas liquids revenues	$55,263	$24,091	$103,041	$48,943

Operating expenses (in thousands):
Lease operating expenses	$11,355	$6,970	$22,278	$15,572
Gathering, transportation and processing	6,641	3,637	12,989	9,245
Production taxes	5,449	2,124	10,236	4,203
Oil and natural gas amortization expense	24,227	5,124	52,906	14,579
Impairment of oil and natural gas properties	206,000	25,000	398,000	104,000
Accretion of asset retirement obligations	90	81	147	204
Total operating expenses	$253,762	$42,936	$496,556	$147,803

Operating expenses per Boe:
Lease operating expenses	$9.14	$10.45	$9.02	$9.67
Gathering, transportation and processing	$5.35	$5.45	$5.26	$5.74
Production taxes	$4.39	$3.18	$4.14	$2.61
Oil and natural gas amortization expense	$19.51	$7.68	$21.42	$9.05

(1)  Computed based on 60 and 150 production days, respectively, for the three and six month periods ended July 31, 2016 due to the deconsolidation of TUSA on June, 29, 2016.

Comparison of the Quarter Ended July 31, 2016 to the Quarter Ended July 31, 2015

Oil, Natural Gas and Natural Gas Liquids Revenues. Revenues from oil, natural gas and natural gas liquids for the three months ended July 31, 2016 decreased 56% to $24.1 million from $55.3 million for the three months ended July 31, 2015. Total production decreased 46% due to the deconsolidation of TUSA on June 29, 2016, the suspension of our drilling program, wells shut-in for workovers, and natural production declines. This decrease in production was accompanied by a 19% decrease in weighted average realized prices from $44.50 per Boe for the three months ended July 31, 2015 to $36.12 per Boe for the three months ended July 31, 2016.

Lease Operating Expenses. Lease operating expenses increased $1.31 per Boe to $10.45 per Boe for the three months ended July 31, 2016 from $9.14 per Boe for the three months ended July 31, 2015. The increase is primarily due to a number of expensed workovers performed during the three months ended July 31, 2016 combined with lower production.

Gathering, Transportation and Processing.  Gathering, transportation and processing expenses of $5.45 per Boe for the three months ended July 31, 2016 were comparable to $5.35 per Boe for the three months ended July 31, 2015.

Production Taxes. Production taxes decreased 61% in the second quarter of fiscal year 2017 to $2.1 million from $5.4 million for the second quarter of fiscal year 2016. The 56% decrease in oil, natural gas and natural gas liquids revenues for the three months ended July 31, 2016 versus the three months ended July 31, 2015 is the primary reason for the decrease.

Oil and Natural Gas Amortization. Oil and natural gas amortization expense decreased 79% to $5.1 million for the three months ended July 31, 2016 from $24.2 million for the three months ended July 31, 2015. On a per Boe basis, our oil and natural gas amortization expense decreased by $11.83 from $19.51 for the three months ended July 31, 2015 to $7.68 for the three months ended July 31, 2016 primarily due to the impairments recorded in fiscal year 2016 and the first quarter of fiscal year 2017.

Impairment of Oil and Natural Gas Properties. During the second quarters of fiscal years 2016 and 2017, we recorded non-cash impairments of $206.0 million and $25.0 million, respectively, to the carrying value of our proved oil and natural gas properties as a result of the effects of significant declines in oil, natural gas and natural gas liquids prices on the ceiling test limitation.

Oilfield Services Gross Profit. RockPile’s results of operations are affected by a number of variables including drilling and stimulation activity, pricing environment, service performance, equipment utilization, and the ability to secure and retain third-party customers. Pressure pumping direct costs include the cost of chemicals and proppant, labor (wages and benefits), logistics expenses, insurance, repairs and maintenance, and safety costs. Cost of goods sold as a percentage of revenue will vary based upon the pricing environment, completion design and equipment utilization.

The table below summarizes the RockPile contribution to our consolidated results for the three months ended July 31, 2015 and 2016:

	For the Three Months Ended July 31, 2015			For the Three Months Ended July 31, 2016
(in thousands)	Oilfield Services	Eliminations	Consolidated	Oilfield Services	Eliminations	Consolidated
Revenues
Oilfield services	$69,431	$(14,961)	$54,470	$25,601	$(160)	$25,441
Total revenues	69,431	(14,961)	54,470	25,601	(160)	25,441
Cost of sales
Oilfield services	56,353	(8,396)	47,957	22,811	(118)	22,693
Depreciation	8,718	(1,236)	7,482	5,180	(177)	5,003
Total cost of sales	65,071	(9,632)	55,439	27,991	(295)	27,696
Gross profit	$4,360	$(5,329)	$(969)	$(2,390)	$135	$(2,255)

For the three months ended July 31, 2016, RockPile performed hydraulic fracturing, cased-hole wireline, pressure pumping and workover services for TUSA and 18 third-party customers. RockPile has increased its base of third-party customers; however, the competitive oilfield services pricing environment resulted in a 53% decrease in consolidated oilfield services revenues from $54.5 million for the three months ended July 31, 2015 to $25.4 million for the three months ended July 31, 2016. Hydraulic fracturing services resulted in 39 total well completions (1 for TUSA and 38 for third-parties) for the three months ended July 31, 2016, compared to 48 well completions (9 for TUSA and 39 for third parties) for the three months ended July 31, 2015.

The current competitive oilfield services pricing environment resulted in a negative gross profit of $1.0 million for the three months ended July 31, 2015 compared to a negative gross profit of $2.3 million for the three months ended July 31, 2016, after eliminations. We expect that the oilfield services pricing environment will continue to be very challenging as long as oil and natural gas prices remain near current levels, resulting in continued compressed profit levels.

General and Administrative Expenses. The following table summarizes general and administrative expenses for the three months ended July 31, 2015 and 2016:

	For the Three Months Ended July 31, 2015				For the Three Months Ended July 31, 2016
	Exploration				Exploration
	and	Oilfield		Consolidated	and	Oilfield		Consolidated
(in thousands)	Production	Services	Corporate	Total	Production	Services	Corporate	Total
Salaries and benefits	$584	$3,940	$3,045	$7,569	$1,076	$3,015	$2,358	$6,449
Share-based compensation	375	84	3,167	3,626	459	167	2,148	2,774
Other general and administrative	349	1,034	2,011	3,394	5,292	3,849	3,700	12,841
Total	$1,308	$5,058	$8,223	$14,589	$6,827	$7,031	$8,206	$22,064

Total general and administrative expenses increased $7.5 million to $22.1 million for the three months ended July 31, 2016, compared to $14.6 million for the three months ended July 31, 2015. Total other general and administrative expenses increased from $3.4 million for the three months ended July 31, 2015 to $12.8 million for the three months ended July 31, 2016. Restructuring advisory fees of $7.2 million were incurred during the three months ended July 31, 2016 and are included in other general administrative expenses above. Except for restructuring related expenses and retention compensation, we expect that our fiscal year 2017 general and administrative expenses will continue to be less than fiscal year 2016 due to the reductions in force and other cost reduction measures made in fiscal year 2016 and also due to the deconsolidation of TUSA on June 29, 2016.

Commodity Derivatives. We have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities. During the three months ended July 31, 2015 and 2016, we recognized a gain of $25.0 million and a loss $3.3 million, respectively, on our commodity derivative positions due to changes in underlying crude oil prices. We recorded a realized commodity derivative gain of $4.5 million in the second quarter of fiscal year 2017, as compared to a realized commodity derivative gain of $17.0 million in the second quarter fiscal year 2016. Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing. Therefore, we do not expect any further commodity derivative gains or losses in fiscal year 2017.

Earnings (Losses) from Unconsolidated Investments. Triangle’s unconsolidated investments consist of our investment in Caliber Class A Units, which we account for using the equity method of accounting, equity derivative instruments in Caliber, and our investment in TUSA, which we account for using the cost method after the deconsolidation of TUSA on June 29, 2016. During the three months ended July 31, 2015 and 2016, the Company recognized $1.2 million and $0.1 million, for its share of Caliber’s net income for the respective periods. The Company also recognized a $4.5 million gain on its equity investment derivatives during the three months ended July 31, 2015 compared to a $3.3 million loss during the three months ended July 31, 2016.

We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. In TUSA’s Chapter 11 filing, TUSA is seeking a final judgment or order authorizing TUSA to reject certain midstream services agreements with Caliber. Although the matter has yet to be resolved, it has adversely impacted the fair value of our investment in Caliber resulting in the carrying value of our investment in Caliber exceeding its fair value at July 31, 2016. Since we deemed this decline in fair value to be other than temporary, we recorded an impairment of $21.2 million in the three months ended July 31, 2016.

Interest Expense. The $8.4 million in interest expense for the three months ended July 31, 2016 consists of (i) $1.7 million in interest related to the TUSA credit facility, (ii) $1.0 million in interest expense associated with RockPile’s credit facility and notes payable, (iii) $4.2 million in interest related to the TUSA 6.75% Notes, (iv) $1.8 million in accrued interest related to the Convertible Note, and (v) $0.1 million in interest expense related to our other debt, all net of $0.4 million of capitalized interest which generally relates to the carrying costs on our unproved properties. We paid $2.8 million of interest expense and capitalized interest in cash.

The $9.9 million in interest expense for the three months ended July 31, 2015 consists of (i) $1.1 million in interest related to the TUSA credit facility, (ii) $0.8 million in interest expense associated with RockPile’s credit facility and notes payable, (iii) $7.2 million in interest related to the TUSA 6.75% Notes, (iv) $1.7 million in accrued interest related to our Convertible Note, and (v) $0.1 million in interest expense related to our other debt, all net of $1.0 million of capitalized interest. We paid $16.6 million of interest expense and capitalized interest in cash.

Income Taxes. We recognized no income tax benefit or expense in the second quarters of fiscal years 2016 and 2017.

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

Comparison of the Six Months Ended July 31, 2016 to the Six Months Ended July 31, 2015

Oil, Natural Gas and Natural Gas Liquids Revenues. Revenues from oil, natural gas and natural gas liquids for the six months ended July 31, 2016 decreased 53% to $48.9 million from $103.0 million for the six months ended July 31, 2015. Total production decreased 35% due to the deconsolidation of TUSA on June 29, 2016, the suspension of our drilling program, wells shut-in for workovers, and natural production declines. This decrease in production was accompanied by a 27% decrease in weighted average realized prices from $41.72 per Boe for the six months ended July 31, 2015 to $30.38 per Boe for the six months ended July 31, 2016.

Lease Operating Expenses. Lease operating expenses of $9.67 per Boe for the six months ended July 31, 2016 were comparable to $9.02 per Boe for the six months ended July 31, 2015.

Gathering, Transportation and Processing.  Gathering, transportation and processing expenses of $5.74 per Boe for the six months ended July 31, 2016 were comparable to $5.26 per Boe for the six months ended July 31, 2015.

Production Taxes. Production taxes decreased 59% in the first six months of fiscal year 2017 to $4.2 million from $10.2 million for the first six months of fiscal year 2016. The 53% decrease in oil, natural gas and natural gas liquids revenues for the six months ended July 31, 2016 versus the six months ended July 31, 2015 is the primary reason for the decrease.

Oil and Natural Gas Amortization. Oil and natural gas amortization expense decreased 72% to $14.6 million for the six months ended July 31, 2016 from $52.9 million for the six months ended July 31, 2015. On a per Boe basis, our oil and natural gas amortization expense decreased by $12.37 from $21.42 for the six months ended July 31, 2015 to $9.05 for the six months ended July 31, 2016 primarily due to the impairments recorded in fiscal year 2016 and the first three months of fiscal year 2017.

Impairment of Oil and Natural Gas Properties. During the first six months of fiscal years 2016 and 2017, we recorded non-cash impairments of $398.0 million and $104.0 million, respectively, to the carrying value of our proved oil and natural gas properties as a result of the effects of significant declines in oil, natural gas and natural gas liquids prices on the ceiling test limitation.

Oilfield Services Gross Profit. The table below summarizes the RockPile contribution to our consolidated results for the six months ended July 31, 2015 and 2016:

	For the Six Months Ended July 31, 2015			For the Six Months Ended July 31, 2016
(in thousands)	Oilfield Services	Eliminations	Consolidated	Oilfield Services	Eliminations	Consolidated
Revenues
Oilfield services	$150,025	$(25,045)	$124,980	$50,917	$(5,956)	$44,961
Total revenues	150,025	(25,045)	124,980	50,917	(5,956)	44,961
Cost of sales
Oilfield services	126,939	(14,756)	112,183	43,192	(3,828)	39,364
Depreciation	18,207	(2,066)	16,141	10,870	(949)	9,921
Total cost of sales	145,146	(16,822)	128,324	54,062	(4,777)	49,285
Gross profit	$4,879	$(8,223)	$(3,344)	$(3,145)	$(1,179)	$(4,324)

For the six months ended July 31, 2016, RockPile performed hydraulic fracturing, cased-hole wireline, pressure pumping and workover services for TUSA and 22 third-party customers. RockPile has increased its base of third-party customers; however, the competitive oilfield services pricing environment resulted in a 64% decrease in consolidated oilfield services revenues from $125.0 million for the six months ended July 31, 2015 to $45.0 million for the six months ended July 31, 2016. Hydraulic fracturing services resulted in 67 total well completions (5 for TUSA and 62 for third-parties) for the six months ended July 31, 2016, compared to 103 well completions (14 for TUSA and 89 for third parties) for the six months ended July 31, 2015.

The current competitive oilfield services pricing environment resulted in a negative gross profit of $3.3 million for the six months ended July 31, 2015, compared to a negative gross profit of $4.3 million for the six months ended July 31, 2016, after eliminations of $8.2 million and $1.2 million of intercompany gross profit, respectively. We expect that the oilfield services pricing environment will continue to be very challenging as long as oil and natural gas prices remain near current levels, resulting in continued compressed profit levels.

General and Administrative Expenses. The following table summarizes general and administrative expenses for the six months ended July 31, 2015 and 2016:

	For the Six Months Ended July 31, 2015				For the Six Months Ended July 31, 2016
	Exploration				Exploration
	and	Oilfield		Consolidated	and	Oilfield		Consolidated
(in thousands)	Production	Services	Corporate	Total	Production	Services	Corporate	Total
Salaries and benefits	$925	$8,769	$6,298	$15,992	$2,725	$6,303	$3,297	$12,325
Share-based compensation	696	135	5,303	6,134	1,236	335	3,015	4,586
Other general and administrative	756	2,831	3,735	7,322	5,680	5,056	5,740	16,476
Total	$2,377	$11,735	$15,336	$29,448	$9,641	$11,694	$12,052	$33,387

Total general and administrative expenses increased $4.0 million to $33.4 million for the six months ended July 31, 2016, compared to $29.4 million for the six months ended July 31, 2015. Total other general and administrative expenses increased from $7.3 million for the six months ended July 31, 2015 to $16.5 million for the six months ended July 31, 2016. Restructuring advisory fees incurred of $9.3 million during the six months ended July 31, 2016 were partly offset by a benefit of $1.8 million related to the settlement of contracts.

Commodity Derivatives. We have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities. During the six months ended July 31, 2015 and 2016, we recognized a gain of $11.1 million and a loss of $12.9 million, respectively, on our commodity derivative positions due to changes in underlying crude oil prices. We recorded a realized commodity derivative gain of $6.6 million in the first six months of fiscal year 2017, as compared to a realized commodity derivative gain of $36.5 million in the first six months of fiscal year 2016. Triangle deconsolidated

TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing. Therefore, we do not expect any further commodity derivative gains or losses in fiscal year 2017.

Earnings (Losses) from Unconsolidated Investments. Triangle’s unconsolidated investments consist of our investment in Caliber Class A Units, which we account for using the equity method of accounting, equity derivative instruments in Caliber, and our investment in TUSA, which we account for using the cost method after the deconsolidation of TUSA on June 29, 2016. During the six months ended July 31, 2015 and 2016, the Company recognized $1.4 million and $0.1 million, for its share of Caliber’s net income for the respective periods. The Company also recognized a $4.5 million gain on its equity investment derivatives during the six months ended July 31, 2015 compared to a $3.3 million loss during the six months ended July 31, 2016. In addition, Triangle recognized a gain of $2.9 million during the six months ended July 31, 2015 related to the issuance of Class A Units.

We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. In TUSA’s Chapter 11 filing, TUSA is seeking a final judgment or order authorizing TUSA to reject certain midstream services agreements with Caliber. This has adversely impacted the fair value of our investment in Caliber resulting in the carrying value of our investment in Caliber exceeding its fair value at July 31, 2016. Since we deemed this decline in fair value to be other than temporary, we recorded an impairment of $21.2 million in the six months ended July 31, 2016.

Interest Expense. The $19.2 million in interest expense for the six months ended July 31, 2016 consists of (i) $3.6 million in interest related to the TUSA credit facility, (ii) $2.2 million in interest expense associated with RockPile’s credit facility and notes payable, (iii) $10.7 million in interest related to the TUSA 6.75% Notes, (iv) $3.6 million in accrued interest related to the Convertible Note, and (v) $0.2 million in interest expense related to our other debt, all net of $1.1 million of capitalized interest which generally relates to the carrying costs on our unproved properties. We paid $5.8 million of interest expense and capitalized interest in cash.

The $19.0 million in interest expense for the six months ended July 31, 2015 consists of (i) $2.0 million in interest related to the TUSA credit facility, (ii) $1.6 million in interest expense associated with RockPile’s credit facility and notes payable (iii) $14.5 million in interest related to the TUSA 6.75% Notes, (iv) $3.4 million in accrued interest related to our Convertible Note, and (v) $0.2 million in interest expense related to our other debt, all net of $2.7 million of capitalized interest. We paid $18.8 million of interest expense and capitalized interest in cash.

Income Taxes. We recorded a full valuation allowance against our net deferred tax assets and we recognized a benefit of $53.4 million in the first six months of fiscal year 2016, compared to no benefit or expense for the first six months of fiscal year 2017.

Liquidity and Capital Resources

As of July 31, 2016, we had approximately $271.5 million of debt outstanding, consisting of $111.8 million for the RockPile credit facility, $146.4 million for the Convertible Note, and $13.3 million for other notes and mortgages.

As of July 31, 2016, we had cash of $30.3 million consisting primarily of cash held in bank accounts, as compared to $115.8 million at January 31, 2016. At July 31, 2016, we had no available borrowing capacity under the RockPile credit facility.

Cash Flows

The following is a summary of our changes in cash and cash equivalents for the six months ended July 31, 2015 and 2016:

	For the Six Months Ended July 31,
(in thousands)	2015	2016
Net cash provided by (used in) operating activities	$80,045	$(31,089)
Net cash used in investing activities	(135,827)	(110,457)
Net cash provided by financing activities	33,781	56,073
Net increase (decrease) in cash and equivalents	$(22,001)	$(85,473)

Net Cash Provided by (Used in) Operating Activities. Cash flows provided by operating activities were $80.0 million for the six months ended July 31, 2015, compared to cash flows used in operating activities of $31.1 million for the six months ended July 31, 2016. Cash flows from operating activities were unfavorably impacted in the six months ended July 31, 2016 by lower realized oil prices and the competitive oilfield services pricing environment compared to the six months ended July 31, 2015.

Net Cash Used in Investing Activities. During the six months ended July 31, 2015, we used $135.8 million of cash in investing activities compared to $110.5 million during the six months ended July 31, 2016. During the six months ended July 31, 2015 and 2016, we used $128.7 million and $19.4 million, respectively, on oil and natural gas property expenditures. During the six months ended July 31, 2015 and 2016, we also spent $8.7 million and $0.4 million, respectively, on purchases of oilfield services equipment and $4.2 million and $0.3 million, respectively, on other property and equipment, primarily consisting of facility construction and improvements. During the six months ended July 31, 2015, we received net proceeds of $6.0 million from the sale of a salt water disposal well. In addition, the deconsolidation of TUSA as of June 29, 2016 resulted in the use of $91.8 million in cash.

Net Cash Provided by Financing Activities. Cash flows provided by financing activities for the six months ended July 31, 2015 totaled $33.8 million, as compared to $56.1 million for the six months ended July 31, 2016. Our primary financing activities consisted of net borrowings from our credit facilities of $35.0 million during the six months ended July 31, 2015 and $61.9 million during the six months ended July 31, 2016. In the first six months of fiscal year 2017, we used cash of $4.6 million to repurchase TUSA 6.75% Notes with a face value of $25.8 million.

Capital Requirements Outlook

Our cash flows from operations for fiscal year 2016 and the first six months of fiscal year 2017 were insufficient to cover our capital requirements, and we continued to rely on external financing activities. We expect that current depressed oil and natural gas prices will continue to limit our cash flows from operations in upcoming quarters.

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

If our existing and potential sources of liquidity are not sufficient to allow us to satisfy our commitments and to undertake our planned expenditures, particularly if commodity prices remain depressed for an extended period of time, we have the flexibility to divest assets. We are evaluating a variety of strategic alternatives, and we may be required to pursue alternative measures, such as selling material assets or business segments; seeking additional financing; or refinancing, recapitalizing, or restructuring all or a portion of our existing debt. As discussed in Part II, Item 1A – Risk Factors, we cannot assure you that any of the measures would be successful or sufficient.

Sources of Capital

Cash flows from operations. Cash flows from our oilfield services segment decreased significantly in fiscal year 2016 primarily due to efforts to remain competitive in the current oil and natural gas pricing environment by significantly reducing fees that RockPile charges to its customers. As a result of the margin compression on fees charged for services, as well as the likelihood for lower utilization of RockPile services by customers slowing the pace of their development operations, we anticipate that RockPile’s cash flows from operations in fiscal year 2017 may be substantially lower than in fiscal year 2016. We also receive quarterly cash payments from TUSA pursuant to the terms of a Management Agreement, which payments are permitted by the Bankruptcy Court.

Credit facility. On April 13, 2016, RockPile entered into the RockPile Waiver Amendment, which waived any default or event of default in connection with the financial covenants that occurred as of January 31, 2016 and as of July 31, 2016. The waivers are conditioned on RockPile agreeing to certain informational and process requirements and deadlines. Following the execution of the RockPile Waiver Amendment, RockPile is precluded from drawing additional funds under its credit facility.

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

Asset Sales. In the current depressed commodity pricing environment, we are strategically reviewing our assets to consider monetizing those that may garner attractive prices. Such assets include, but are not limited to, equity investments, equipment, and other real property interests.

Liquidity

As noted above, the Debtors commenced the Chapter 11 Cases on June 29, 2016. The commencement of the Chapter 11 Cases constitutes an additional event of default under the TUSA credit facility and is also an event of default under TUSA 6.75% Notes. However, any efforts to enforce such payments are automatically stayed as a result of the Chapter 11 Filings, and the holders’ rights of enforcement in respect of the TUSA Debt Documents are subject to the applicable provisions of the Bankruptcy Code. Triangle has not guaranteed TUSA’s obligations under the TUSA credit facility or the TUSA 6.75% Notes.

As a result of the commencement of the Chapter 11 Cases and the other events of default under the TUSA credit facility, TUSA has no further ability to borrow under such credit facility. Under the Bankruptcy Code, TUSA may use cash on hand that constitutes “cash collateral” of the secured parties under the TUSA credit facility with the consent of such parties or authorization from the Bankruptcy Court. The secured parties have consented to TUSA’s use of cash collateral, subject to the terms and conditions of an agreed order entered by the Bankruptcy Court on June 30, 2016, on an interim basis. The Debtors are currently negotiating with the secured parties concerning continued consensual use of cash collateral on a final basis, but have not yet reached an agreement. There is no guarantee that these negotiations will be successful or that the Bankruptcy Court will authorize the Debtors to use cash collateral over the objection of the secured parties in the event a consensual resolution concerning final use of cash collateral is not reached.

RockPile Liquidity and Covenants.  On April 13, 2016, RockPile entered into the RockPile Waiver Amendment, which waived any default or event of default in connection with the financial covenants that occurred as of January 31, 2016 and July 31, 2016. RockPile does not expect to comply with all of the financial covenants contained in its credit facility throughout fiscal year 2017 unless those requirements are also waived or amended or unless RockPile can obtain new capital or cure financing. RockPile remains in discussions regarding strategic alternatives and is nearing the end of a robust sale process that must be approved by its lenders. If RockPile is unable to reach agreement with its lenders, obtain waivers, find acceptable alternative financing or obtain equity cure contributions, RockPile’s credit facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to make the RockPile equity cure and RockPile does not have sufficient cash on hand to repay this outstanding debt. Therefore, the condensed consolidated balance sheet reflects all of the amounts outstanding under the RockPile credit facility as current liabilities as of January 31, 2016 and July 31, 2016. If a sale of RockPile is consummated, or if RockPile is required to pursue an in-court restructuring transaction, Triangle would lose control of RockPile.

Triangle Liquidity. Triangle has engaged certain professional advisors to assist it in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including: (i) a potential sale of RockPile; (ii) obtaining additional sources of capital from asset sales, issuances of debt or equity securities, debt for equity swaps, or any combination thereof; and (iii) pursuing in- and out-of-court restructuring transactions. In connection with a debt restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity. In addition, we may seek to reduce our cash interest cost and extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms or other measures. While we anticipate engaging in active dialogue with our creditors, at this time we are unable to predict the outcome of such discussions, the outcome of any strategic transactions that we may pursue or whether any such efforts will be successful.

As a result of the above, substantial doubt exists regarding the ability of Triangle to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business.

Commodity Derivative Instruments

Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing. Therefore, we do not expect any further commodity derivative activity for the remainder of fiscal year 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. At July 31, 2016, RockPile had borrowed the maximum amounts available under its credit facility. The RockPile credit facility balance at July 31, 2016 was $111.8 million. The credit facility bears interest at variable rates. A 1.0% increase in interest rates would result in additional annualized interest expense of $1.1 million.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of Jonathan Samuels, our President and Chief Executive Officer, and Douglas Griggs, our Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. Based on the evaluation, those officers believe that:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are evaluating a variety of strategic alternatives for Triangle’s business going forward, but there is no guarantee that any such alternatives can be effectuated on acceptable terms or at all.

We are evaluating a number of measures to enhance our liquidity and improve our balance sheet and Triangle’s business going forward. On March 24, 2016, we announced our retention of financial and legal advisors to assist us in evaluating our strategic alternatives. On May 12, 2016, RockPile also announced that it has retained financial and legal advisors to assist it in its ongoing strategic review process. On June 29, 2016, TUSA and certain of our other subsidiaries filed voluntary petitions for relief under the Bankruptcy Code, and are continuing to operate their businesses as “debtors-in-possession” under the applicable provisions of the Bankruptcy Code. On June 30, 2016, we announced that the Board formed a Special Committee that is charged with maximizing value for the Company, its shareholders and other relevant stakeholders as the Company continues its ongoing evaluation of strategic alternatives. RockPile remains in discussions regarding strategic alternatives and is nearing the end of a robust sale process. The strategies we are evaluating include modifying our operations; selling material assets or business segments; seeking additional financing; or refinancing, recapitalizing, or restructuring all or a portion of our existing debt. We have engaged in discussions with certain of our stakeholders with respect to a potential consensual restructuring or recapitalization of the Company and/or certain of its subsidiaries, and to date, such discussions have not resulted in any definitive agreements relating thereto.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our purchases of shares of our common stock during the fiscal quarter ended July 31, 2016:

					Maximum number
				Total number of	of shares that may
	Total Number		Average	shares purchased	yet be purchased
	of Shares		Price Paid	as part of publicly	under the plans
	Purchased		Per Share	announced plans (2)	at month end
May 1, 2016 to May 31, 2016	2,893		$0.34	—	6,033,290	(3)
June 1, 2016 to June 30, 2016	69		0.36	—	6,258,265	(4)
July 1, 2016 to July 31, 2016	29,575		0.24	—	6,258,265
	32,537	(1)	$0.25	—

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

(2)

As reported in Current Reports on Form 8-K filed with the SEC on September 11, 2014 and October 17, 2014, the Company’s Board of Directors approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). Shares of common stock repurchased under the program may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, pursuant to a Rule 10b5-1 plan, in privately negotiated agreements, or other transactions. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. As of July 31,  2016, an aggregate of 11,431,744 shares of the Company’s common stock have been repurchased under the program.

(3)

Includes the number of shares of common stock remaining available for repurchase pursuant to Tranche 2, plus the number of shares of common stock available for repurchase pursuant to Tranche 3 based on the paid-in-kind interest accrued on the Convertible Note as of December 31, 2015. All shares of common stock authorized for repurchase under Tranche 1 have been exhausted.

(4)	Includes an additional 224,975 shares of common stock potentially issuable pursuant to the paid-in-kind interest added to the principal balance of the Convertible Note on June 30, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On September 7, 2016, RockPile entered into an Amendment No. 6 to Credit Agreement (“Amendment No. 6”) with Citibank, N.A., as administrative agent and collateral agent, and the banks and other financial institutions party thereto. Amendment No. 6 amends that certain Credit Agreement, dated March 25, 2014, as reported in a Current Report on Form 8-K filed with the SEC on March 31, 2014, as amended on November 13, 2014, as reported in a Current Report on Form

8-K filed with the SEC on November 19, 2014, as further amended on April 13, 2016, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2016 and in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 8, 2016, as further amended on July 29, 2016, as reported in a Current Report on Form 8-K filed with the SEC on August 4, 2016, as further amended on August 19, 2016, as reported in a Current Report on Form 8-K filed with the SEC on August 24, 2016, as further amended on August 31, 2016, as reported in a Current Report on Form 8-K filed with the SEC on September 6, 2016 (collectively, the “Credit Agreement”). Amendment No. 6 amends certain provisions in the Credit Agreement relating to informational and process requirements and deadlines.

The foregoing description of Amendment No. 6 is not complete and is qualified in its entirety by reference to the text of Amendment No. 6, which is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3.4

Form of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Triangle Petroleum Corporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016 and incorporated herein by reference.

4.1

Tax Benefits Preservation Plan, dated as of June 28, 2016, between Triangle Petroleum Corporation and Continental Stock Transfer and Trust Company, as Interests Agent, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016 and incorporated herein by reference.

10.1

Fourth Amended and Restated Employment Agreement, dated May 4, 2016, between Triangle Petroleum Corporation and Jonathan Samuels, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

10.2

Special Compensation Agreement, dated May 4, 2016, between Triangle Petroleum Corporation and Dominic Spencer, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

10.3

Special Compensation Agreement, dated May 4, 2016, between Triangle Petroleum Corporation and Douglas Griggs, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

10.4*	Special Compensation Agreement, dated May 4, 2016, between Triangle Petroleum Corporation and Ryan McGee.

10.5*	RockPile Senior Management Retention Plan Letter, dated June 23, 2016, between RockPile Energy Services, LLC and R. Curt Dacar.

10.6

Plan Support Agreement, dated as of June 29, 2016, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016 and incorporated herein by reference.

10.7*

Amendment No. 3 to Credit Agreement, dates July 29, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto.

10.8*

Amendment No. 4 to Credit Agreement, dated August 19, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto.

Exhibit No.	Description

10.9*

Amendment No. 5 to Credit Agreement, dated August 31, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto.

10.10*

Amendment No. 6 to Credit Agreement, dated September 7, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto.

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

TRIANGLE PETROLEUM CORPORATION
Date: September 8, 2016	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

USTIN, 2015
Date: September 8, 2016	By:	/s/ DOUGLAS GRIGGS
Douglas Griggs
Chief Accounting Officer (principal financial officer)