Form 10-Q
period 2016-10-31
Triangle Petroleum Corp
filed 2016-12-07
CIK 1281922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended October 31, 2016

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

Yes ☐   No ☒

As of December 1, 2016, there were 76,552,172 shares of the registrant’s common stock outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

•	results of evaluation and implementation of strategic alternatives;
•	future capital expenditures and performance;
•	future operating results;
•	future commodity prices;
•	future ability to borrow or repay indebtedness;
•	relationships with partners; and
•	plans for our subsidiaries.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2016	October 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,920	$10,751
Accounts receivable	41,157	901
Accounts receivable - related parties	35	1,573
Commodity derivatives	12,370	—
Other current assets	7,785	3,132
Assets of discontinued operation	47,220	2,782
Total current assets	191,487	19,139

PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, full cost method of accounting
Proved properties	1,372,480	—
Unproved properties and properties under development, not being amortized	78,367	—
Total oil and natural gas properties	1,450,847	—
Accumulated amortization	(1,044,307)	—
Net oil and natural gas properties	406,540	—
Other property and equipment, net	25,234	11,628
Net property, plant and equipment	431,774	11,628

OTHER ASSETS
Unconsolidated investments	45,600	24,590
Commodity derivatives	9,012	—
Debt issuance costs	2,620	—
Other	345	300
Assets of discontinued operations	72,311	—
Total other assets	129,888	24,890

Total assets	$753,149	$55,657

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	January 31, 2016	October 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued capital expenditures	$50,281	$20
Other accrued liabilities	28,161	4,894
Current portion of long-term debt	975	458
Interest payable	1,455	16
Liabilities of discontinued operations	136,321	100
Total current liabilities	217,193	5,488

LONG-TERM LIABILITIES
Long-term debt	785,337	155,756
Other	10,666	487
Liabilities of discontinued operations	4,535	—
Total liabilities	1,017,731	161,731

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 140,000,000 shares authorized; 75,807,111 and 76,539,653 shares issued and outstanding at January 31, 2016 and October 31, 2016, respectively	1	1
Additional paid-in capital	557,757	563,517
Accumulated deficit	(822,340)	(669,592)
Total stockholders' equity (deficit)	(264,582)	(106,074)

Total liabilities and stockholders’ equity (deficit)	$753,149	$55,657

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2015	2016	2015	2016
REVENUES:
Oil, natural gas and natural gas liquids sales	$42,871	$—	$145,912	$48,943
EXPENSES:
Lease operating expenses	10,135	—	32,413	15,572
Gathering, transportation and processing	6,537	—	19,526	9,245
Production taxes	4,052	—	14,288	4,203
Depreciation, amortization and accretion	22,374	287	76,430	16,031
Impairment of oil and natural gas properties	261,000	—	659,000	104,000
Impairment of long lived assets	—	—	—	2,657
General and administrative, net of amounts capitalized	12,980	8,940	30,693	32,134
Total operating expenses	317,078	9,227	832,350	183,842

INCOME (LOSS) FROM OPERATIONS	(274,207)	(9,227)	(686,438)	(134,899)

OTHER INCOME (EXPENSE):
Interest expense, net	(9,084)	(1,928)	(26,515)	(18,903)
Amortization of debt issuance costs	(761)	(19)	(1,928)	(1,244)
Gain on extinguishment of debt	4,175	—	5,331	21,180
Realized commodity derivative gains (losses)	27,857	—	64,341	6,589
Unrealized commodity derivative gains (losses)	(21,044)	—	(46,453)	(19,532)
Gain on deconsolidation of subsidiaries	—	—	—	299,675
Earnings (losses) from unconsolidated investments	450	(610)	1,848	(588)
Impairment of investment in Caliber	—	—	—	(21,170)
Gain on Caliber capital transaction	—	—	2,880	—
Gain (loss) on equity investment derivatives	(1,118)	—	3,398	(3,300)
Other income (expense), net	(227)	336	(610)	537
Total other income (expense)	248	(2,221)	2,292	263,244

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(273,959)	(11,448)	(684,146)	128,345

INCOME TAX PROVISION (BENEFIT) FROM CONTINUING OPERATIONS	—	—	(53,441)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(273,959)	(11,448)	(630,705)	128,345

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Loss from oilfield services operations, net of income taxes	(13,039)	(9,491)	(29,839)	(26,383)
Gain from disposal of oilfield services operations, net of income taxes	—	50,786	—	50,786
Income (loss) from discontinued operations	(13,039)	41,295	(29,839)	24,403

NET INCOME (LOSS)	$(286,998)	$29,847	$(660,544)	$152,748

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Operations (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2015	2016	2015	2016
Basic net earnings (loss) per common share outstanding:
Earnings (loss) from continuing operations	$(3.62)	$(0.15)	$(8.36)	$1.68
Earnings (loss) from discontinued operations	(0.18)	0.54	(0.40)	0.32
Net earnings (loss)	$(3.80)	$0.39	$(8.76)	$2.00

Diluted net earnings (loss) per common share outstanding:
Earnings (loss) from continuing operations	$(3.62)	$(0.15)	$(8.36)	$1.68
Earnings (loss) from discontinued operations	(0.18)	0.54	(0.40)	0.32
Net earnings (loss)	$(3.80)	$0.39	$(8.76)	$2.00

Weighted average common shares outstanding:
Basic	75,588	76,496	75,419	76,308
Diluted	75,588	76,685	75,419	76,393

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended October 31,
	2015	2016
CASH FLOWS FROM CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(660,544)	$152,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	76,430	16,031
Impairments of oil and natural gas properties and long-lived assets	659,000	106,657
Share-based compensation	13,648	5,236
Interest expense paid-in-kind on 5% convertible note	5,160	5,423
Amortization of debt issuance costs	1,928	1,244
Gain on extinguishment of debt	(5,331)	(21,180)
Unrealized commodity derivative (gains) losses	46,453	19,532
Gain on deconsolidation of subsidiaries	—	(299,675)
(Earnings) losses from unconsolidated investments	(1,848)	588
Impairment of investment in Caliber	—	21,170
Gain on Caliber capital transaction	(2,880)	—
(Gain) loss on equity investment derivatives	(3,398)	3,300
(Gain) on sale of equipment	—	(81)
Deferred income taxes	(53,441)	—
Income (loss) from discontinued operations	29,839	(24,403)
Changes in related current assets and current liabilities:
Accounts receivable	56,164	5,373
Other current assets	(8,510)	(4,444)
Accounts payable and accrued liabilities	(35,712)	(623)
Asset retirement expenditures	(1,521)	(4,550)
Other	(4)	(621)
Cash provided by (used in) operating activities	115,433	(18,275)
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property expenditures	(182,198)	(19,413)
Acquisitions of oil and natural gas properties	(837)	(157)
Purchases of other property and equipment	(2,978)	(19)
Sale of oil and natural gas properties	6,000	408
Proceeds from sale of equipment	—	983
Deconsolidation of subsidiaries	—	(91,751)
Cash used in investing activities	(180,013)	(109,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	88,000	103,700
Repayments of credit facilities	(18,000)	(41,657)
Proceeds from notes payable	1,107	—
Repayments of other notes and mortgages payable	(384)	(863)
Early extinguishment of repurchased debt	(8,280)	(4,639)
Debt issuance costs	(918)	(1)
Payments to settle tax on vested restricted stock units	(834)	(193)
Purchase of vested RockPile B Units from unit holders	(1,029)	—
Cash provided by financing activities	59,662	56,347
CASH FLOWS USED IN INTERCOMPANY TRANSACTIONS WITH DISCONTINUED OPERATIONS	(22,882)	(292)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(27,800)	(72,169)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,049	82,920
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,249	$10,751

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In thousands)

	For the Nine Months Ended October 31,
	2015	2016
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by (used in) operating activities	$27,041	$(20,726)
Cash flows provided by (used in) investing activities	(1,490)	(7,004)
Cash flows provided by (used in) financing activities	(52,254)	(3,670)
Cash flows provided by (used in) intercompany transactions with continuing operations	22,882	292
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(3,821)	(31,108)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,822	32,850
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$1,742

See notes to condensed consolidated financial statements.

Triangle Petroleum Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)

(In thousands, except share data)

					Total
	Shares of	Common	Additional		Stockholders'
	Common	Stock at	Paid-in	Accumulated	Equity
	Stock	Par Value	Capital	Deficit	(Deficit)
Balance - January 31, 2016	75,807,111	$1	$557,757	$(822,340)	$(264,582)
Vesting of restricted stock units (net of shares surrendered for taxes)	732,542	—	(198)	—	(198)
Share-based compensation	—	—	6,033	—	6,033
Distributions to RockPile B Unit holders	—	—	(75)	—	(75)
Net income	—	—	—	152,748	152,748
Balance - October 31, 2016	76,539,653	$1	$563,517	$(669,592)	$(106,074)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Description of Business. Triangle Petroleum Corporation (“Triangle,” the “Company,” “we,” “us,” “our,” or “ours”) is an independent energy company with a strategic focus in the Williston Basin.

Our wholly-owned subsidiary, Triangle USA Petroleum Corporation (“TUSA”), holds leasehold interests and conducts exploration and production operations in the Williston Basin of North Dakota and Montana, with its core focus area predominantly located in McKenzie and Williams Counties, North Dakota, and eastern Roosevelt and Sheridan Counties, Montana. See below for information regarding TUSA’s voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code.

RockPile Energy Services, LLC (“RockPile”), a wholly-owned subsidiary, provides oilfield and complementary well completion services to oil and natural gas exploration and production companies predominantly in the Williston and Permian Basins. On September 8, 2016, we entered into an agreement to sell substantially all of RockPile’s assets and related liabilities (the “RockPile Sale”) for a base purchase price of $58.0 million in cash, which was used to settle RockPile’s debt obligations. RockPile’s results of operations have been aggregated in “Income (loss) from discontinued operations” in our condensed consolidated statements of operations for all periods presented. See Note 3 - Discontinued Operations for additional information.

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

Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate to our continuing operations.

Liquidity and Ability to Continue as a Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. The Chapter 11 Filings and the RockPile Sale discussed in Note 2 and Note 3, respectively, raise substantial doubt about the Company’s ability to continue as a going concern.

Triangle has engaged certain professional advisors to assist it in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including: (i) obtaining additional sources of capital from asset sales, issuances of debt or equity securities, debt for equity swaps, or any combination thereof; and (ii) pursuing in- and out-of-court restructuring transactions. In connection with a debt restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity. In addition, we may seek to reduce our cash interest cost and extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms or other measures. While we anticipate engaging in active dialogue with our creditors, at this time we are unable to predict the outcome of such discussions, the outcome of any strategic transactions that we may pursue or whether any such efforts will be successful.

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

Prior to our deconsolidation of TUSA, we recognized impairments to our proved oil and natural gas properties of $104.0 million for the nine month period ended October 31, 2016, primarily due to the decline in oil, natural gas and natural gas liquids prices. Impairment charges do not affect cash flow from operating activities but do adversely affect our net income and stockholders’ equity. Any recorded impairment of oil and natural gas properties is not reversible at a later date.

Other Property and Equipment. Other property and equipment consisted of the following as of:

(in thousands)	January 31, 2016	October 31, 2016
Land	$2,512	$1,054
Building and leasehold improvements	23,317	15,831
Vehicles	476	357
Software, computers and office equipment	3,777	2,174
Capital leases	944	—
Total other property and equipment	31,026	19,416
Accumulated depreciation	(5,792)	(7,788)
Total other property and equipment, net	$25,234	$11,628

Impairment of Long-Lived Assets. Long‑lived assets such as property and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long‑lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, and third‑party independent appraisals, as considered necessary. An impairment loss of $2.7 million was recorded in the second quarter of fiscal year 2017 related to the potential sale of RockPile.

Income Taxes. The Company computes its quarterly tax provision using the effective tax rate method based on applying the anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in an impairment of $779.0 million for fiscal year 2016. This impairment resulted in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Triangle also had net operating loss carryovers (“NOLs”) for federal income tax purposes of $286.0 million at January 31, 2016. These losses and expected future losses resulting from the current low commodity price environment were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets as of October 31, 2016, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

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

As of October 31, 2016, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company’s position during the first nine months of fiscal year 2017.

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

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and unvested restricted stock, for the periods presented:

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2016	2015	2016
Dilutive	—	189	—	85
Anti-dilutive shares	10,819	7,700	10,819	7,700

The table below sets forth the computations of net income (loss) per common share (basic and diluted) for the periods presented:

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,
(in thousands, except per share data)	2015	2016	2015	2016
Net income (loss) from continuing operations	$(273,959)	$(11,448)	$(630,705)	$128,345
Net income (loss) from discontinued operations	(13,039)	41,295	(29,839)	24,403
Net income (loss) attributable to common stockholders	$(286,998)	$29,847	$(660,544)	$152,748

Basic weighted average common shares outstanding	75,588	76,496	75,419	76,308
Effect of dilutive securities	—	189	—	85
Diluted weighted average common shares outstanding	75,588	76,685	75,419	76,393

Basic net earnings (loss) per common share outstanding:
Earnings (loss) from continuing operations	$(3.62)	$(0.15)	$(8.36)	$1.68
Earnings (loss) from discontinued operations	(0.18)	0.54	(0.40)	0.32
Net earnings (loss)	$(3.80)	$0.39	$(8.76)	$2.00

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$(3.62)	$(0.15)	$(8.36)	$1.68
Earnings (loss) from discontinued operations	(0.18)	0.54	(0.40)	0.32
Net earnings (loss)	$(3.80)	$0.39	$(8.76)	$2.00

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

Reclassifications. Certain prior period balances in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations have been reclassified to conform to the current period presentation, including the presentation of RockPile as discontinued operations. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

2.  CHAPTER 11 FILINGS BY CERTAIN SUBSIDIARIES.

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

On June 29, 2016, the Debtors and certain holders representing approximately 73% of the outstanding principal amount of the TUSA 6.75% Notes entered into a Plan Support Agreement (the “Plan”). On August 1, 2016, the Bankruptcy Court denied the Debtors’ request to assume the Plan. The Bankruptcy Court’s failure to enter an order authorizing the assumption of the Plan rendered it ineffective and also set the Debtor’s interim order authorizing the Debtors to use cash collateral for expiration unless a new agreement was approved. Subsequently, the Debtors agreed with the administrative agent and lenders under TUSA’s credit facility (collectively the “RBL Credit Parties”) on revised terms and conditions for the use of cash collateral. On September 12, 2016, the Bankruptcy Court issued a final order authorizing the Debtors to use cash collateral pursuant to the revised terms and conditions.

On November 15, 2016, the Debtors filed their “Plan of Reorganization” and the “Disclosure Statement” related thereto. The Bankruptcy Court will hold a hearing to consider approval of the Disclosure Statement at a later date. With the support of the RBL Credit Parties and certain holders representing approximately 81% of the outstanding principal amount of the TUSA 6.75% Notes, the Plan of Reorganization sets forth a plan substantially comparable to that described in the Plan, including (a) the payment in full in cash of the revolving credit facility, (b) the conversion of the TUSA 6.75% Notes into 100% of the equity of reorganized TUSA, subject to dilution by other unsecured creditors, and (c) obtaining new capital in the form of a new or amended revolving credit facility and a new money rights offering. The Plan of Reorganization does not provide for any recovery to the Company on account of its equity interest in TUSA. The Plan of Reorganization will be revised with amendments and supplements, and there is no guarantee that the Debtors will be successful in negotiating and consummating any such transactions or otherwise predicting with certainty the outcome of the Chapter 11 Cases and the treatment of creditors and interest holders therein.

On November 22, 2016, the Bankruptcy Court approved the Debtors’ motion to extend the Debtors’ exclusive period to file a Chapter 11 plan and to solicit votes to approve the Chapter 11 plan by 80 days. The Debtors’ exclusive period to file a Chapter 11 plan now expires January 15, 2017, and the exclusive period to solicit votes to approve the Chapter 11 plan now expires on March 16, 2017, unless further relief is sought and obtained.

Accounting Impact.  In conjunction with the commencement of the Chapter 11 Cases, we evaluated whether we should continue to consolidate TUSA and its wholly-owned subsidiaries. In performing this analysis, we concluded that the activities that most significantly impact TUSA's economic performance are (i) the financing and restructuring of the pre-petition obligations of the Debtors and (ii) the management of TUSA’s exploration and production operations. The activities associated with the financing and restructuring of TUSA's pre-petition obligations are ultimately subject to confirmation of a plan of reorganization by the Bankruptcy Court. Furthermore, while we continue to manage the ordinary course exploration and production operations of TUSA, the Bankruptcy Court would generally have to approve decisions that are outside the normal course of business.

Therefore, despite our continued 100% ownership of TUSA, we concluded that, as a result of the Chapter 11 Filings, we do not have the ability to make decisions that most significantly impact the economic performance of TUSA. As such, based on the applicable accounting guidance, we no longer have a controlling financial interest in TUSA as of June 29, 2016. Accordingly, we have deconsolidated TUSA and Ranger and their consolidated subsidiaries from our condensed consolidated financial statements as of the date of the filing of the Chapter 11 Cases.

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

Our estimate of the fair value of Triangle’s equity in TUSA was determined using an income approach and a market approach. The income approach estimates the value of an asset or business by calculating the present value of expected future cash flows using a market participant's expected weighted average cost of capital (discount rate). TUSA’s estimated future operating results were based on the risk-adjusted estimated net cash flows resulting from TUSA’s proven, probable and possible oil and natural gas reserves. The market approach estimates the value of an asset or business corroborated by market information from comparable public companies. To complete the fair value of Triangle's equity in TUSA, we then subtracted the net debt (debt less cash on hand) of TUSA from the value of the business.

After considering the estimated fair values of TUSA’s future cash flows and debt, there was not sufficient value to repay TUSA's outstanding unsecured debt obligations as they become due; therefore, we believe that it is a reasonable assumption that a market participant would not assign any residual value to the equity of TUSA, particularly considering the inherent uncertainty in value resulting from the Chapter 11 Cases. Accordingly, we have reflected our investment in TUSA at its estimated fair value of $3.9 million as of June 29, 2016 and recorded a gain on deconsolidation of $299.7 million, which reflects the difference between (i) the estimated fair value of our retained 100% non-controlling investment in TUSA at the date of deconsolidation, (ii) the estimated fair value of the expected equity interest resulting from the TUSA 6.75% Notes held by Triangle with a par value of $8.2 million, and (iii) the carrying amount of TUSA's consolidated assets and liabilities.

Subsequent to the deconsolidation of TUSA, we are accounting for our investment in TUSA using the cost method of accounting because Triangle does not exercise significant influence over the operations of TUSA due to the Chapter 11 Filings.

3.  DISCONTINUED OPERATIONS.

On September 8, 2016, we entered into an agreement to sell substantially all of RockPile’s (our Oilfield Services segment) assets and related liabilities for a base purchase price of $58.0 million in cash, subject to an escrow holdback for indemnification claims and post-closing working capital adjustments.  The cash proceeds from the sale not subject to holdback or the wind-down budget were paid directly to RockPile’s secured lenders in satisfaction of RockPile’s credit facility. Triangle received no proceeds from the sale related to its membership interest in RockPile. RockPile retained a portion of the proceeds from the sale, to the extent necessary, to pay liabilities of RockPile in accordance with an agreed upon wind-down budget, with the secured lenders retaining a residual right to receive any remaining funds following the wind-down. As a result of the RockPile Sale, we recognized a gain from disposal of oilfield services operations of $50.8 million, net of income taxes, in the accompanying condensed consolidated statement of operations for the three and nine-month periods ended October 31, 2016.

The following table presents the carrying amounts of the major classes of assets and liabilities associated with our discontinued operations in our accompanying condensed consolidated balance sheets.

(in thousands)	January 31, 2016	October 31, 2016
ASSETS
Cash and cash equivalents	$32,850	$1,742
Accounts receivable	12,110	185
Other current assets	2,260	855
Total current assets	47,220	2,782
Net property, plant and equipment	66,084	—
Debt issuance costs	1,256	—
Other	4,971	—
Total assets from discontinued operations	$119,531	$2,782

LIABILITIES
Accounts payable and accrued capital expenditures	$17,058	$100
Other accrued liabilities	5,904	—
Current portion of long-term debt	113,114	—
Interest payable	245	—
Total current liabilities	136,321	100
Long-term debt	3,706	—
Other	829	—
Total liabilities from discontinued operations	$140,856	$100

The loss from oilfield services operations in our accompanying condensed consolidated statements of operations is comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
(in thousands)	2015	2016	2015	2016
Revenues	$22,273	$16,038	$147,253	$60,999
Cost of oilfield services	(21,700)	(13,698)	(133,883)	(53,062)
Depreciation	(6,097)	(2,066)	(22,238)	(11,987)
General and administrative, net of amounts capitalized	(5,453)	(8,781)	(17,188)	(18,974)
Interest expense, net	(793)	(925)	(2,334)	(3,120)
Amortization of debt issuance costs	(91)	(59)	(271)	(248)
Other income (expense), net	(1,178)	—	(1,178)	9
Loss from oilfield services operations before taxes	(13,039)	(9,491)	(29,839)	(26,383)

Income tax provision (benefit)	—	—	—	—

Loss from oilfield services operations, net of tax	$(13,039)	$(9,491)	$(29,839)	$(26,383)

4.  SEGMENT REPORTING.

Following the sale of RockPile (our Oilfield Services segment) and the Chapter 11 filing by TUSA (our Exploration and Production segment), our remaining operations are included in our Corporate and Other segment.

Management evaluates the performance of our segments based upon net income (loss) before income taxes. No segment information is provided for the three months ended October 31, 2016 due to the deconsolidation of TUSA on June 29, 2016 and the discontinuation of our Oilfield Services segment during the third quarter of fiscal year 2017. The following tables present selected financial information for the continuing operations of our operating segments for the three months ended October 31, 2015 and nine months ended October 31, 2016 and 2015:

	For the Three Months Ended October 31, 2015
	Exploration	Corporate
	and	and		Consolidated
(in thousands)	Production	Other	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$42,871	$—	$—	$42,871
Total revenues	42,871	—	—	42,871
Expenses:
Lease operating and production taxes	14,187	—	—	14,187
Gathering, transportation and processing	6,537	—	—	6,537
Depreciation, amortization and accretion	21,469	420	485	22,374
Impairments	261,000	—	—	261,000
General and administrative, net of amounts capitalized:
Salaries and benefits	450	2,338	—	2,788
Share-based compensation	390	7,259	—	7,649
Other general and administrative	405	2,138	—	2,543
Total operating expenses	304,438	12,155	485	317,078
Income (loss) from operations	(261,567)	(12,155)	(485)	(274,207)
Other income (expense)	2,991	(2,298)	(445)	248
Income (loss) before income taxes	$(258,576)	$(14,453)	$(930)	$(273,959)

	For the Nine Months Ended October 31, 2016
	Exploration	Corporate
	and	and		Consolidated
(in thousands)	Production (1)	Other (2)	Eliminations	Total
Revenues:
Oil, natural gas and natural gas liquids sales	$48,943	$—	$—	$48,943
Total revenues	48,943	—	—	48,943
Expenses:
Lease operating and production taxes	19,775	—	—	19,775
Gathering, transportation and processing	9,245	—	—	9,245
Depreciation, amortization and accretion	14,965	999	67	16,031
Impairments	104,000	2,657	—	106,657
General and administrative, net of amounts capitalized:
Salaries and benefits	2,725	5,381	—	8,106
Share-based compensation	1,236	4,000	—	5,236
Other general and administrative	6,196	12,596	—	18,792
Total operating expenses	158,142	25,633	67	183,842
Income (loss) from operations	(109,199)	(25,633)	(67)	(134,899)
Other income (expense)	(12,823)	276,230	(163)	263,244
Income (loss) before income taxes	$(122,022)	$250,597	$(230)	$128,345
As of October 31, 2016:
Cash and cash equivalents	$436	$10,315	$—	$10,751
Other property and equipment, net	$—	$11,628	$—	$11,628
Total assets	$1,585	$51,290	$—	$52,875
Total liabilities	$8	$161,623	$—	$161,631

(1)Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing, and TUSA’s results are only included through that date.

(2)Triangle deconsolidated Ranger as of June 29, 2016 in connection with the commencement of Ranger’s Chapter 11 filing, and Ranger’s results are only included through that date.

	For the Nine Months Ended October 31, 2015
	Exploration	Corporate
	and	and			Consolidated
(in thousands)	Production	Other	Eliminations		Total
Revenues:
Oil, natural gas and natural gas liquids sales	$145,912	$—	$		$145,912
Total revenues	145,912	—		—	145,912
Expenses:
Lease operating and production taxes	46,701	—		—	46,701
Gathering, transportation and processing	19,526	—		—	19,526
Depreciation, amortization and accretion	75,442	1,152		(164)	76,430
Impairments	659,000	—		—	659,000
General and administrative, net of amounts capitalized:
Salaries and benefits	1,375	8,636		—	10,011
Share-based compensation	1,086	12,562		—	13,648
Other general and administrative	1,161	5,873		—	7,034
Total operating expenses	804,291	28,223		(164)	832,350
Income (loss) from operations	(658,379)	(28,223)		164	(686,438)
Other income (expense)	279	3,504		(1,491)	2,292
Income (loss) before income taxes	$(658,100)	$(24,719)		$(1,327)	$(684,146)

5.  LONG-TERM DEBT.

The Company’s long-term debt consisted of the following as of January 31, 2016 and October 31, 2016:

(in thousands)	January 31, 2016	October 31, 2016
TUSA credit facility due October 2018 (1)	$243,772	$—
TUSA 6.75% notes due July 2022 (1)	398,419	—
5% convertible note	142,799	148,222
Other notes and mortgages payable	9,246	8,408
Total principal	794,236	156,630
Debt issuance costs	(7,924)	(416)
Total debt	786,312	156,214
Less current portion of debt:
Other notes and mortgages payable	(975)	(458)
Total current portion of long-term debt	(975)	(458)
Total long-term debt	$785,337	$155,756

(1)Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing.

Convertible Note. On July 31, 2012, the Company issued a 5% convertible note with an initial principal amount of $120.0 million (the “Convertible Note”) that is convertible in whole or in part into the Company’s common stock at a conversion rate of one share per $8.00 of outstanding balance.  The Convertible Note accrues interest at a rate of 5.0% per annum, compounded quarterly, on each December 31, March 31, June 30 and September 30, and on the date of any redemption, conversion or exchange of the Convertible Note. Such interest is paid-in-kind by adding to the principal balance of the Convertible Note, provided that, after September 30, 2017, the Company has the option to make such interest payments in cash. As of October 31, 2016, $28.2 million of accrued interest has been added to the principal balance of the Convertible Note.

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

6.  HEDGING AND COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS.

Through TUSA, the Company previously entered into commodity derivative instruments including costless collars and swaps to reduce the effect of price changes on a portion of our future oil production. A collar required us to pay the counterparty if the settlement price is above the ceiling price, and required the counterparty to pay us if the settlement price is below the floor price. The objective of TUSA’s use of derivative financial instruments was to achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit TUSA’s ability to benefit from favorable price movements. TUSA did not enter into derivative contracts for speculative purposes.

TUSA’s commodity derivative instruments are measured at fair value. TUSA does not designate any of its derivative contracts as fair value or cash flow hedges. Therefore, the Company does not apply hedge accounting to its commodity derivative instruments. Net gains and losses on derivative activities are recorded based on the changes in the fair values of the derivative instruments. TUSA’s cash flows are only impacted when the actual settlements under the commodity derivative contracts result in a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s condensed consolidated statements of cash flows.

The components of commodity derivative gains (losses) in the condensed consolidated statements of operations are as follows:

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2016	2015	2016
Realized commodity derivative gains (losses)	$27,857	$-	$64,341	$6,589
Unrealized commodity derivative gains (losses)	(21,044)	-	(46,453)	(19,532)
Commodity derivative gains (losses), net	$6,813	$-	$17,888	$(12,943)

The estimated fair values of commodity derivatives included in the condensed consolidated balance sheets at January 31, 2016 and October 31, 2016 are summarized below. TUSA does not offset asset and liability positions with the same counterparties within the condensed consolidated financial statements; rather, all contracts are presented at their gross estimated fair value.

(in thousands)	January 31, 2016	October 31, 2016
Current Assets:
Crude oil derivative contracts (1)	$12,370	$—
Other Long-Term Assets:
Crude oil derivative contracts (1)	9,012	—
Total derivative asset	$21,382	$—

(1)Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing.

7.  ASSET RETIREMENT OBLIGATIONS.

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

The following table reflects the change in ARO for the nine months ended October 31, 2016:

For the Nine Months
Ended October 31,
(in thousands)	2016
Balance at the beginning of the period	$10,073
Liabilities incurred	—
Revision of estimates	(451)
Sale of assets	—
Liabilities settled	(4,550)
Accretion	204
Deconsolidation of TUSA	(5,276)
Balance at the end of the period	$—

At January 31, 2016, $4.9 million of our ARO balance related to the reclamation of man-made ponds holding produced formation water and the plugging and abandonment of well bores in the Maritimes Basin of Canada. These obligations were settled for $4.6 million during the nine months ended October 31, 2016. Additionally, TUSA was deconsolidated as of June 29, 2016, which resulted in the removal of $5.3 million of ARO from our condensed consolidated balance sheet as of that date.

8.  UNCONSOLIDATED INVESTMENTS AND EQUITY INVESTMENT DERIVATIVES.

Investment in Caliber. The following summarizes the activities related to the Company’s equity method investment in Caliber for the nine months ended October 31, 2016:

For the Nine Months
Ended October 31,
(in thousands)	2016
Balance at beginning of period	$45,600
Capital contributions	—
Distributions	—
Equity investment share of net income before intra-company profit eliminations	(440)
Change in fair value of warrants	(3,300)
Other than temporary impairment	(21,170)
Balance at end of period	$20,690
Fair value of trigger unit warrants and warrants at October 31, 2016	$300

We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. In TUSA’s Chapter 11 filing, TUSA is seeking a final judgment or order authorizing TUSA to reject certain midstream services agreements with Caliber. Although the matter has yet to be resolved, it has adversely impacted the fair value of our investment in Caliber resulting in the carrying value of our investment in Caliber exceeding its fair value at October 31, 2016. Since we deemed this decline in fair value to be other than temporary, we recorded an impairment of $21.2 million in the nine months ended October 31, 2016.

Caliber Equity Investment Derivatives. At January 31, 2016 and October 31, 2016, the Company held Class A (Series 1 through Series 4 and Series 6) Warrants to acquire additional ownership in Caliber. These instruments are considered to be equity investment derivatives and are valued at each reporting period using valuation techniques for which the inputs are generally less observable than from objective sources.

Investment in TUSA. Effective June 29, 2016, as a result of the commencement of the Chapter 11 Cases, we deconsolidated our investment in TUSA, a wholly-owned subsidiary, and commenced accounting for our investment in TUSA using the cost method of accounting. See Note 2—Chapter 11 Filings by Certain Subsidiaries— which describes the basis for valuing Triangle’s investment in TUSA at $3.9 million.

9.  CAPITAL STOCK.

At October 31, 2016, the Company had 106.6 million shares of common stock issued or reserved for issuance, comprised of 76.5 million shares of common stock issued and outstanding, 0.6 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2011 Omnibus Incentive Plan, 6.0 million shares of common stock reserved for issuance under its CEO Stand-Alone Stock Option Agreement, 1.1 million shares of common stock reserved for issuance pursuant to outstanding awards under its 2014 Equity Incentive Plan (the “2014 Plan”), 3.9 million shares of reserved common stock that remained available for issuance under the 2014 Plan, and 18.5 million shares of common stock reserved for issuance pursuant to the Convertible Note.

The Company’s Board of Directors (the “Board”) approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). The program stipulates that shares of common stock may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. There were no common stock repurchases for the three and nine months ended October 31, 2016. As of October 31, 2016, there were 6,486,053 shares of common stock remaining available for repurchase under the Board approved program.  The Company’s Board of Directors terminated the stock repurchase program effective December 1, 2016.

10.  SHARE-BASED COMPENSATION.

The Company has granted equity awards to officers, directors, and certain employees of the Company including restricted stock units and stock options. The Company measures its awards based on the award’s grant date fair value which is recognized on a straight-line basis over the applicable vesting period.

For the three and nine months ended October 31, 2015 and 2016, the Company recorded share-based compensation as follows:

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2016	2015	2016
Restricted stock units	$4,078	$(230)	$8,741	$1,894
Stock options	4,144	1,215	6,189	3,708
	8,222	985	14,930	5,602
Less amounts capitalized to oil and natural gas properties	(573)	—	(1,282)	(366)
Compensation expense	$7,649	$985	$13,648	$5,236

Restricted Stock Units. As of October 31, 2016, there was approximately $5.2 million of total unrecognized compensation expense related to unvested restricted stock units. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 1.6 years on a weighted average basis. When restricted stock units vest, the holder has the right to receive one share of the Company’s common stock per vesting unit.

The following table summarizes the activity for our restricted stock units during the nine months ended October 31, 2016:

		Weighted Average
	Number of	Award Date
	Shares	Fair Value
Restricted stock units outstanding - January 31, 2016	3,455,845	$6.35
Units granted	—	$—
Units forfeited	(987,173)	$7.59
Units vested	(1,002,013)	$5.61
Restricted stock units outstanding - October 31, 2016	1,466,659	$6.03

Stock Options. The following table summarizes the activity for our stock options during the nine months ended October 31, 2016:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding - January 31, 2016 (1,433,334 exercisable)	6,700,000	$11.54
Options forfeited	(466,666)	$14.00
Options exercised	—	$—
Options granted	—	$—
Options outstanding - October 31, 2016 (4,433,334 exercisable)	6,233,334	$11.35

The following table summarizes the stock options outstanding at October 31, 2016:

	Remaining
Exercise Price	Contractual Life	Number of Shares
per Share	(years)	Outstanding	Exercisable
$7.50	6.68	750,000	525,000
$8.50	6.68	750,000	525,000
$10.00	6.68	1,500,000	1,050,000
$12.00	6.68	1,500,000	1,050,000
$15.00	6.68	1,500,000	1,050,000
$12.00	4.86	77,778	77,778
$14.00	4.86	77,778	77,778
$16.00	7.86	77,778	77,778
		6,233,334	4,433,334

Weighted average exercise price per share		$11.35	$11.39

Weighted average remaining contractual life (years)		6.65	6.63

As of October 31, 2016, there was approximately $5.3 million of total unrecognized compensation expense related to stock options. This compensation expense is expected to be recognized over the remaining vesting period of the related awards of approximately 1.7 years.

11.  FAIR VALUE MEASUREMENTS.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2016 and October 31, 2016, by level within the fair value hierarchy:

	As of January 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative assets	$—	$21,382	$—	$21,382
Equity investment derivative assets	$—	$—	$3,600	$3,600

	As of October 31, 2016
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

Caliber Class A Warrants (Series 1 through Series 4 and Series 6). The Company determines its estimate of the fair value of Caliber Class A Warrants using a Monte Carlo Simulation (“MCS”) model. For each MCS, the values of the Class A Units and Class A Warrants were forecasted at the end of each quarter based on a predetermined yield, and the strike price for the warrant is adjusted accordingly. At October 31, 2016, the fair values of the underlying Class A Units and Class A Warrants were estimated employing an income approach using a MCS model and discounted cash flows, and a market approach based on observed valuation multiples for comparable public companies. Key inputs into these valuation approaches are generally less observable than those from objective sources. Therefore, the Company has classified these instruments as Level 3.

Nonrecurring Fair Value Measurements. For certain situations, the Company is also required to make fair value measurements for assets and liabilities in the consolidated balance sheet after their initial recognition. At January 31, 2016 and October 31, 2016, the Company was required to make fair value measurements for comparisons to the carrying values of long-lived assets and its investments in unconsolidated subsidiaries to assess whether any impairments were required.

At October 31, 2016, the Company determined its estimate of the fair value of long-lived assets, primarily real estate, using a market approach based on estimates from an independent, third party appraiser. Key inputs into these valuation approaches are generally less observable than those from objective sources. Therefore, the Company considers the related long-lived assets as Level 3.

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

The carrying values and fair values of the Company’s debt instruments are as follows:

	January 31, 2016		October 31, 2016
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
TUSA credit facility	$243,772	$243,772	$—	$—	(1)
TUSA 6.75% notes	398,419	71,051	—	—	(1)
5% convertible note	142,799	22,564	148,222	—	(2)
Other notes and mortgages payable	9,246	9,246	8,408	8,408

(1)	Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing.

(2)	The Company is unable to reasonably determine the fair value for these financial instruments due to a lack of actively quoted market prices and uncertainties related to its restructuring activities.

12.    RELATED PARTY TRANSACTIONS.

The accounts receivable – related parties balance of $1.6 million at October 31, 2016 primarily represents amounts due from TUSA for management fees due to Triangle.

13.  CONTINGENCIES.

On May 26, 2016, the Company received a demand for arbitration in connection with an exploration and development agreement entered into in August 2011 with a third party operator. The demand alleges damages in connection with non-payment of a promote fee established under the agreement for 10% of the cost of drilling wells in which the Company elected to participate that were drilled in an area of mutual interest. On November 14, 2016, the Company settled the claim for an amount that will not have a material effect on its consolidated financial position, results of operations or liquidity.

In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION.

	For the Nine Months Ended October 31,
(in thousands)	2015	2016
Cash paid during the period for:
Interest expense	$14,385	$2,780

Non-cash investing activities:
Additions (reductions) to oil and natural gas properties through:
Increase (decrease) in accounts payable and accrued liabilities	$(47,554)	$(2,914)
Capitalized share-based compensation	$1,282	$366
Change in asset retirement obligations	$425	$80

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an independent energy company with a strategic focus in the Williston Basin.

Chapter 11 Filing by Certain Subsidiaries. On June 29, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are expected to be jointly administered under the caption In re Triangle USA Petroleum Corporation et al., Case No. 16-11566. The Debtors intend to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Triangle and its subsidiaries, other than the Debtors, did not file voluntary petitions for relief and are not debtors under Chapter 11 of the Bankruptcy Code and, consequently, continue to operate their businesses in the ordinary course.

We deconsolidated TUSA and its subsidiaries on June 29, 2016 as we concluded that, under applicable accounting standards, we no longer have a controlling financial interest in TUSA and its wholly-owned subsidiaries. Our financial statements presented after June 29, 2016 reflect our investment in, and results of operations of, TUSA under the cost method of accounting.

Discontinued Operations. On September 8, 2016, we entered into an agreement to sell substantially all of RockPile’s assets and related liabilities for a base purchase price of $58.0 million in cash, which was used to settle RockPile’s debt obligations.  For fiscal years 2016 and 2017, all gains and losses on disposition, impairment charges and disposal costs, along with sales, costs and expenses and income taxes attributable to the discontinued oilfield services operations, have been aggregated in “Income (loss) from discontinued operations” in our condensed consolidated statements of operations for all periods presented.

Triangle’s Operations. As we continue to evaluate a variety of strategic alternatives, our business currently consists primarily of our investment in Caliber, investments in several commercial and multi-unit residential real estate buildings in North Dakota, and management services provided to TUSA.

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

Summary of Operating Results

The following table reflects the components of our production volumes, average realized prices, oil, natural gas and natural gas liquids revenues, and operating expenses for the periods indicated. Fiscal year 2017 includes TUSA and its wholly-owned subsidiaries through June 29, 2016, the date that TUSA was deconsolidated. The information set forth below is not indicative of future results.

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
Oil and Natural Gas Operations	2015	2016	2015	2016
Production volumes:
Crude oil (Mbbls)	987	—	3,027	1,210
Natural gas (MMcf)	814	—	2,304	1,324
Natural gas liquids (Mbbls)	136	—	317	180
Total barrels of oil equivalent (Mboe)	1,259	—	3,728	1,611

Average daily production volumes (Boe/d) (1)	13,685	—	13,656	10,740

Average realized prices:
Crude oil ($ per Bbl)	$40.74	$—	$45.31	$37.41
Natural gas ($ per Mcf)	$2.51	$—	$2.76	$1.94
Natural gas liquids ($ per Bbl)	$4.52	$—	$7.63	$6.19
Total average realized price ($ per Boe)	$34.05	$—	$39.14	$30.38

Oil, natural gas and natural gas liquids revenues (in thousands):
Crude oil	$40,210	$—	$137,142	$45,263
Natural gas	2,046	—	6,352	2,565
Natural gas liquids	615	—	2,418	1,115
Total oil, natural gas and natural gas liquids revenues	$42,871	$—	$145,912	$48,943

Operating expenses (in thousands):
Lease operating expenses	$10,135	$—	$32,413	$15,572
Gathering, transportation and processing	6,537	—	19,526	9,245
Production taxes	4,052	—	14,288	4,203
Oil and natural gas amortization expense	21,728	—	74,634	14,579
Impairment of oil and natural gas properties	261,000	—	659,000	104,000
Accretion of asset retirement obligations	75	—	222	204
Total operating expenses	$303,527	$—	$800,083	$147,803

Operating expenses per Boe:
Lease operating expenses	$8.05	$—	$8.69	$9.67
Gathering, transportation and processing	$5.19	$—	$5.24	$5.74
Production taxes	$3.22	$—	$3.83	$2.61
Oil and natural gas amortization expense	$17.26	$—	$20.02	$9.05

(1)  Computed based on 0 and 150 production days, respectively, for the three and nine month periods ended October 31, 2016 due to the deconsolidation of TUSA on June, 29, 2016.

The deconsolidation of TUSA on June 29, 2016 is the primary reason for the decreases in activity for the three and nine-month periods ended October 31, 2016 compared to the three and nine-month periods ended October 31, 2015. Explanations for fluctuations in other key components of our condensed consolidated statement of operations are discussed below.

Comparison of the Quarter Ended October 31, 2016 to the Quarter Ended October 31, 2015

General and Administrative Expenses. The following table summarizes general and administrative expenses, net of amounts capitalized, for the three months ended October 31, 2015 and 2016:

	For the Three Months Ended October 31, 2015			For the Three Months Ended October 31, 2016
	Exploration			Exploration
	and		Consolidated	and		Consolidated
(in thousands)	Production	Corporate	Total	Production	Corporate	Total
Salaries and benefits	$450	$2,338	$2,788	$—	$2,084	$2,084
Share-based compensation	390	7,259	7,649	—	985	985
Other general and administrative	405	2,138	2,543	516	5,355	5,871
Total	$1,245	$11,735	$12,980	$516	$8,424	$8,940

Total general and administrative expenses decreased $4.1 million to $8.9 million for the three months ended October 31, 2016, compared to $13.0 million for the three months ended October 31, 2015. Total other general and administrative expenses increased from $2.5 million for the three months ended October 31, 2015 to $5.9 million for the three months ended October 31, 2016. The primary reason for this increase is restructuring advisory fees and legal related costs of $3.9 million incurred during the three months ended October 31, 2016.

Earnings (Losses) from Unconsolidated Investments. Triangle’s unconsolidated investments consist of our investment in Caliber Class A Units, which we account for using the equity method of accounting, equity derivative instruments in Caliber, and our investment in TUSA, which we account for using the cost method after the deconsolidation of TUSA on June 29, 2016. During the three months ended October 31, 2015 and 2016, the Company recognized $0.5 million of income and a $0.6 million loss, for its share of Caliber’s net income for the respective periods. The Company also recognized a $1.1 million loss on its equity investment derivatives during the three months ended October 31, 2015 compared to no gain or loss during the three months ended October 31, 2016.

Interest Expense. The $1.9 million in interest expense for the three months ended October 31, 2016 consists of (i) $1.8 million in accrued interest related to the Convertible Note, and (ii)  $0.1 million in interest expense related to our other debt. We paid $0.1 million of interest expense and capitalized interest in cash.

The $9.1 million in interest expense for the three months ended October 31, 2015 consists of (i) $1.2 million in interest related to the TUSA credit facility, (ii) $7.1 million in interest related to the TUSA 6.75% Notes, (iii)  $1.8 million in accrued interest related to our Convertible Note, and (iv) $0.1 million in interest expense related to our other debt, all net of $1.1 million of capitalized interest. We paid $1.5 million of interest expense and capitalized interest in cash.

Income Taxes. We recognized no income tax benefit or expense in the third quarters of fiscal years 2016 and 2017.

The carrying value of our oil and natural gas properties exceeded the calculated value of the ceiling limitation resulting in impairments of $779.0 million for the year ended January 31, 2016. These impairments resulted in Triangle having three years of cumulative historical pre-tax losses and a net deferred tax asset position. Triangle also had NOL’s for federal income tax purposes of $286.0 million at January 31, 2016. These losses and expected future losses were a key consideration that led Triangle to provide a valuation allowance against its net deferred tax assets since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized in future periods.

As long as the Company concludes that it will continue to have a need for a valuation allowance against its net deferred tax assets, the Company likely will not have any additional income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

Comparison of the Nine Months Ended October 31, 2016 to the Nine Months Ended October 31, 2015

General and Administrative Expenses. The following table summarizes general and administrative expenses, net of amounts capitalized, for the nine months ended October 31, 2015 and 2016:

	For the Nine Months Ended October 31, 2015			For the Nine Months Ended October 31, 2016
	Exploration			Exploration
	and		Consolidated	and		Consolidated
(in thousands)	Production	Corporate	Total	Production	Corporate	Total
Salaries and benefits	$1,375	$8,636	$10,011	$2,725	$5,381	$8,106
Share-based compensation	1,086	12,562	13,648	1,236	4,000	5,236
Other general and administrative	1,161	5,873	7,034	6,196	12,596	18,792
Total	$3,622	$27,071	$30,693	$10,157	$21,977	$32,134

Total general and administrative expenses increased $1.4 million to $32.1 million for the nine months ended October 31, 2016, compared to $30.7 million for the nine months ended October 31, 2015. Total other general and administrative expenses increased from $7.0 million for the nine months ended October 31, 2015 to $18.8 million for the nine months ended October 31, 2016. The primary reason for this increase is restructuring advisory fees and legal related costs of $10.9 million incurred during the nine months ended October 31, 2016.

Earnings (Losses) from Unconsolidated Investments. Triangle’s unconsolidated investments consist of our investment in Caliber Class A Units, which we account for using the equity method of accounting, equity derivative instruments in Caliber, and our investment in TUSA, which we account for using the cost method after the deconsolidation of TUSA on June 29, 2016. During the nine months ended October 31, 2015 and 2016, the Company recognized $1.9 million of income and a $0.6 million loss for its share of Caliber’s net income for the respective periods. The Company also recognized a $3.4 million gain on its equity investment derivatives during the nine months ended October 31, 2015 compared to a $3.3 million loss during the nine months ended October 31, 2016. In addition, Triangle recognized a gain of $2.9 million during the nine months ended October 31, 2015 related to the issuance of Class A Units.

We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. In TUSA’s Chapter 11 filing, TUSA is seeking a final judgment or order authorizing TUSA to reject certain midstream services agreements with Caliber. This has adversely impacted the fair value of our investment in Caliber resulting in the carrying value of our investment in Caliber exceeding its fair value at October 31, 2016. Since we deemed this decline in fair value to be other than temporary, we recorded an impairment of $21.2 million in the nine months ended October 31, 2016.

Interest Expense. The $18.9 million in interest expense for the nine months ended October 31, 2016 consists of (i) $3.6 million in interest related to the TUSA credit facility, (ii) $10.7 million in interest related to the TUSA 6.75% Notes, (iii)  $5.4 million in accrued interest related to the Convertible Note, and (iv) $0.3 million in interest expense related to our other debt, all net of $1.1 million of capitalized interest which generally relates to the carrying costs on our unproved properties. We paid $3.9 million of interest expense and capitalized interest in cash.

The $26.5 million in interest expense for the nine months ended October 31, 2015 consists of (i) $3.2 million in interest related to the TUSA credit facility, (ii) $21.7 million in interest related to the TUSA 6.75% Notes, (iii)  $5.2 million in accrued interest related to our Convertible Note, and (iv) $0.2 million in interest expense related to our other debt, all net of $3.8 million of capitalized interest. We paid $18.1 million of interest expense and capitalized interest in cash.

Commodity Derivatives. Through TUSA, we have entered into commodity derivative instruments, primarily costless collars and swaps, to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities. During the nine months ended October 31, 2015 and 2016, we recognized a gain of $17.9 million and a loss of $12.9 million, respectively, on our commodity derivative positions due to changes in underlying crude oil prices. We recorded a realized commodity derivative gain of $6.6 million in the first nine months of fiscal year 2017, as compared to a realized commodity derivative gain of $64.3 million in the first nine months of fiscal year 2016. Triangle deconsolidated TUSA as of June 29, 2016 in connection with the commencement of TUSA’s Chapter 11 filing. Therefore, we do not expect any further commodity derivative gains or losses in fiscal year 2017.

Income Taxes. We recorded a full valuation allowance against our net deferred tax assets and we recognized a benefit of $53.4 million in the first nine months of fiscal year 2016, compared to no benefit or expense for the first nine months of fiscal year 2017.

Discontinued Operations

The competitive oilfield services pricing environment resulted in a loss from discontinued operations of $29.8 million and $26.4 million for the nine months ended October 31, 2015 and 2016, respectively, after eliminations of intercompany gross profit.

Liquidity and Capital Resources

As of October 31, 2016, we had approximately $156.6 million of debt outstanding, consisting of $148.2 million for the Convertible Note and $8.4 million for other notes and mortgages.

As of October 31, 2016, we had cash of $10.8 million consisting primarily of cash held in bank accounts, as compared to $82.9 million at January 31, 2016.

Cash Flows

The following is a summary of our changes in cash and cash equivalents for continuing operations for the nine months ended October 31, 2015 and 2016:

	For the Nine Months Ended October 31,
(in thousands)	2015	2016
Net cash provided by (used in) operating activities	$115,433	$(18,275)
Net cash used in investing activities	(180,013)	(109,949)
Net cash provided by financing activities	59,662	56,347
Net cash used in intercompany transactions with discontinued operations	(22,882)	(292)
Net increase (decrease) in cash and equivalents	$(27,800)	$(72,169)

Net Cash Provided by (Used in) Operating Activities. Cash flows provided by operating activities were $115.4 million for the nine months ended October 31, 2015, compared to cash flows used in operating activities of $18.3 million for the nine months ended October 31, 2016. Cash flows from operating activities were unfavorably impacted in the nine months ended October 31, 2016 by lower realized oil prices compared to the nine months ended October 31, 2015.

Net Cash Used in Investing Activities. During the nine months ended October 31, 2015, we used $180.0 million of cash in investing activities compared to $109.9 million during the nine months ended October 31, 2016. During the nine months ended October 31, 2015 and 2016, we used $182.2 million and $19.4 million, respectively, on oil and natural gas property expenditures. During the nine months ended October 31, 2015 and 2016, we also spent $3.0 million and $0.0 million, respectively, on other property and equipment, primarily consisting of facility construction and improvements. During the nine months ended October 31, 2015, we received net proceeds of $6.0 million from the sale of a salt water disposal well. In addition, the deconsolidation of TUSA as of June 29, 2016 resulted in the use of $91.8 million in cash.

Net Cash Provided by Financing Activities. Cash flows provided by financing activities for the nine months ended October 31, 2015 totaled $59.7 million, as compared to $56.3 million for the nine months ended October 31, 2016. Our primary financing activities consisted of net borrowings from our credit facilities of $70.0 million during the nine months ended October 31, 2015 and $62.0 million during the nine months ended October 31, 2016. In the first nine months of fiscal year 2017, we used cash of $4.6 million to repurchase TUSA 6.75% Notes with a face value of $25.8 million.

Net Cash Used in Intercompany Transactions with Discontinued Operations. Cash flows used in intercompany transactions with discontinued operations were $22.9 million and $0.3 million for the nine months ended October 31, 2016, respectively. Cash flows used in intercompany transactions with discontinued operations primarily consists of cash flows from grosss profit eliminations and from net working capital changes related to the settlement of accounts payable and accounts receivable between our continuing operations and our discontinued operations.

Capital Requirements Outlook

Our cash flows from operations for fiscal year 2016 and the first nine months of fiscal year 2017 were insufficient to cover our capital requirements, and we continued to rely on external financing activities and cash on hand. The deconsolidation of TUSA in connection with the Chapter 11 Filings and the RockPile Sale will further limit our cash flows from operations in upcoming quarters.

In response to the persisting depressed oil and natural gas pricing environment, we significantly reduced capital expenditures and implemented reductions in force across our businesses early in fiscal year 2017. Following the Chapter 11 Filings and the RockPile Sale, we have no further availability under our TUSA and RockPile credit facilities. As we continue to evaluate strategic alternatives, we will be primarily dependent on cash on hand, revenues from our management services to TUSA, and rental income from our commercial and residential real estate investments in North Dakota. Any additional liquidity shortfall may be financed through additional debt or equity instruments, if we are able to access the capital markets on acceptable terms, which is highly uncertain. There can be no assurance, however, that that credit or equity financing will be available when needed, or that we would be able to complete alternative transactions in the capital markets, if needed.

If our existing and potential sources of liquidity are not sufficient to allow us to satisfy our commitments as they come due, we have the flexibility to divest assets. We are evaluating a variety of strategic alternatives, and we may be required to pursue alternative measures, such as selling material assets, seeking additional financing, or refinancing, recapitalizing, or restructuring all or a portion of our existing debt. As discussed in Part II, Item 1A – Risk Factors, we cannot assure you that any of these measures would be successful or sufficient.

Sources of Capital

Cash flows from operations. We receive quarterly cash payments from TUSA pursuant to the terms of a Management Agreement, which payments are permitted by the Bankruptcy Court. We also receive rental income from our commercial and residential real estate investments in North Dakota, as well as equipment rental income that fluctuates based on drilling activity.

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

Asset Sales. We are strategically reviewing our assets to consider monetizing those that may garner attractive prices. Such assets include, but are not limited to, equity investments, equipment, and real property interests.

Liquidity

As noted above, the Debtors commenced the Chapter 11 Cases on June 29, 2016. The commencement of the Chapter 11 Cases constituted an additional event of default under the TUSA credit facility and is also an event of default under the TUSA 6.75% Notes. However, any efforts to enforce such payments are automatically stayed as a result of the Chapter 11 Filings, and the holders’ rights of enforcement in respect of the TUSA Debt Documents are subject to the applicable provisions of the Bankruptcy Code. Triangle has not guaranteed TUSA’s obligations under the TUSA credit facility or the TUSA 6.75% Notes and has no obligation in connection therewith.

As also noted above, following the RockPile Sale we have no further availability under the RockPile credit facility. However, Triangle did not guarantee RockPile’s borrowings under the credit facility and has no obligation in connection therewith.

Triangle Liquidity. Triangle has engaged professional advisors to assist it in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including: (i) obtaining additional sources of capital from asset sales, issuances of debt or equity securities, debt for equity swaps, or any combination thereof; and (ii) pursuing in- and out-of-court restructuring transactions. In connection with a debt restructuring or refinancing, we may seek to convert a significant portion of our outstanding debt to equity. In addition, we may seek to exchange outstanding debt for new debt with modified terms or other measures. While we anticipate engaging in active dialogue with our creditors, at this time we are unable to predict the outcome of such discussions, the outcome of any strategic transactions that we may pursue, or whether any such efforts will be successful.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk. Our primary market risk is related to changes in oil prices. The market price of oil has been highly volatile and is likely to continue to be highly volatile in the future, which will impact prospective revenues from the sale of our assets, properties, or equipment whose value is influenced by the level of drilling activity in the Williston Basin. Through TUSA, the Company previously entered into commodity derivative instruments to reduce the effect of price changes on a portion of our future oil production.  However, since the deconsolidation of TUSA following the Chapter 11 Filings, the Company no longer produces oil and does not anticipate entering into commodity derivative instruments to manage risk in connection with its remaining assets.

Interest Rate Risk. The Convertible Note bears interest at a fixed rate, which mitigates any material interest rate risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of Jonathan Samuels, our President and Chief Executive Officer, and Douglas Griggs, our Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. Based on the evaluation, those officers believe that:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 2016, TUSA and Ranger commenced the Chapter 11 Cases.  For additional information regarding the Chapter 11 Cases, see Note 2—Chapter 11 Filings by Certain Subsidiaries.

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

We are evaluating a number of measures to enhance our liquidity and improve our balance sheet and Triangle’s business going forward. On March 24, 2016, we announced our retention of financial and legal advisors to assist us in evaluating our strategic alternatives. On May 12, 2016, RockPile also announced that it retained financial and legal advisors to assist it in its ongoing strategic review process. On June 29, 2016, TUSA and certain of our other subsidiaries filed voluntary petitions for relief under the Bankruptcy Code and are continuing to operate their businesses as “debtors-in-possession” under the applicable provisions of the Bankruptcy Code. On June 30, 2016, we announced that the Board formed a Special Committee that is charged with maximizing value for the Company, its shareholders and other relevant stakeholders as the Company continues its ongoing evaluation of strategic alternatives. On September 8, 2016, we consummated the RockPile Sale. The strategies we are evaluating include modifying our operations; selling material assets; seeking additional financing; or refinancing, recapitalizing, or restructuring all or a portion of our existing debt. We have engaged in discussions with certain of our stakeholders with respect to a potential consensual restructuring or recapitalization of the Company, and to date, such discussions have not resulted in any definitive agreements relating thereto.

These alternative measures may not be available on commercially reasonable terms or at all. To the extent inadequate cash flows from operations and other available capital resources require us to dispose of material assets to meet our obligations, we may not be able to consummate such dispositions for fair market value, in a timely manner, or at all. Furthermore, any proceeds that we could realize from any dispositions may not be adequate to meet our obligations. To the extent inadequate liquidity or other considerations require us to seek to restructure or refinance our debt, our ability to do so will depend on numerous factors, including many beyond our control, such as the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Moreover, we cannot guarantee that any particular refinancing or restructuring alternatives, such as refinancing our existing indebtedness or otherwise amending the terms thereof, would be sufficient or could be effectuated at all. If we are unable to service our obligations through cash flows from operations and are unable to effectuate one or more of the alternative measures and transactions we currently are evaluating, we may be required to reorganize the Company in its entirety and therefore cannot assure you that the Company will continue in its current state or that your investment in the Company will retain any value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our purchases of shares of our common stock during the fiscal quarter ended October 31, 2016:

					Maximum number
				Total number of	of shares that may
	Total Number		Average	shares purchased	yet be purchased
	of Shares		Price Paid	as part of publicly	under the plans
	Purchased		Per Share	announced plans (2)	at month end
August 1, 2016 to August 31, 2016	4,365		$0.23	—	6,258,265	(3)
September 1, 2016 to September 30, 2016	2,680		0.23	—	6,486,053	(4)
October 1, 2016 to October 31, 2016	14,480		0.26	—	6,486,053
	21,525	(1)	$0.25	—

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

(2)

As reported in Current Reports on Form 8-K filed with the SEC on September 11, 2014 and October 17, 2014, the Company’s Board of Directors approved a program authorizing the repurchase of outstanding shares of the Company’s common stock in amounts equal to the aggregate of (i) $25.0 million of the Company’s common stock (“Tranche 1”), (ii) up to the number of shares of common stock authorized for issuance under the Company’s 2014 Equity Incentive Plan and its CEO Stand-Alone Stock Option Agreement (“Tranche 2”), and (iii) up to the number of shares of common stock potentially issuable, at any given time, pursuant to the paid-in-kind interest accrued on the Convertible Note (“Tranche 3”). Shares of common stock repurchased under the program may be repurchased from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions and other considerations. The repurchase program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, pursuant to a Rule 10b5-1 plan, in privately negotiated agreements, or other transactions. The repurchase program has no expiration date and may be suspended or discontinued at any time without prior notice. As of October 31,  2016, an aggregate of 11,431,744 shares of the Company’s common stock have been repurchased under the program. The Company’s Board of Directors terminated the stock repurchase program effective December 1, 2016.

(3)

Includes the number of shares of common stock remaining available for repurchase pursuant to Tranche 2, plus the number of shares of common stock available for repurchase pursuant to Tranche 3 based on the paid-in-kind interest accrued on the Convertible Note as of June 30, 2016. All shares of common stock authorized for repurchase under Tranche 1 have been exhausted.

(4)	Includes an additional 227,788 shares of common stock potentially issuable pursuant to the paid-in-kind interest added to the principal balance of the Convertible Note on September 30, 2016.

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

10.1

Amendment No. 4 to Credit Agreement, dated August 19, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto, filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 8, 2016 and incorporated herein by reference.

10.2

Amendment No. 5 to Credit Agreement, dated August 31, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto, filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 8, 2016 and incorporated herein by reference.

10.3

Amendment No. 6 to Credit Agreement, dated September 7, 2016, between RockPile Energy Services, LLC, as Borrower, Citibank, N.A., as Administrative Agent and Collateral Agent, and the banks and other financial institutions signatories thereto, filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 8, 2016 and incorporated herein by reference.

10.4*	Asset Purchase Agreement, dated September 8, 2016, between RockPile Energy Services, LLC and RockPile Newco, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer (principal financial officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of Chief Executive Officer and Chief Accounting Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE PETROLEUM CORPORATION
Date: December 7, 2016	By:	/s/ JONATHAN SAMUELS
Jonathan Samuels
President and Chief Executive Officer

Date: December 7, 2016	By:	/s/ DOUGLAS GRIGGS
Douglas Griggs
Chief Accounting Officer (principal financial officer)